Form 10QSB
period 2007-03-31
COMPLIANCE SYSTEMS CORP
filed 2007-05-21
CIK 1206133

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 333-131862

Compliance Systems Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	20-4292198
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

90 Pratt Oval
GLEN COVE, NEW YORK 11542
(Address of Principal Executive Offices)

(516) 674-4545
(Issuer’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report) N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 18, 2007, 50,000,000 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
INDEX

Page
PART I: FINANCIAL INFORMATION:

Item 1: Financial Statements:

Condensed Consolidated Balance Sheet as of March 31, 2007-(Unaudited)	2

Consolidated Statements of Operations for the three-month periods ended March 31, 2007 and 2006 - (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2007 and 2006 -
(Unaudited)	4

Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)	5-8

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements	9

Critical Accounting Policies	9

Results of Operations	10

Liquidity and Capital Resources	11

Item 3: Controls and Procedures	13

PART II: OTHER INFORMATION:

Item 1: Legal Proceedings	14

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3: Defaults Upon Senior Securities	14

Item 4: Submission of Matters to a Vote of Security Holders	14

Item 5: Other Information	14

Item 6: Exhibits and Reports on Form 8-K	14

Signatures	15

Exhibit 31: Section 302 Certifications

Exhibit 32: Section 906 Certifications

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007

ASSETS:
Current Assets:
Cash	$41,894
Accounts receivable	145,095
Prepaid expenses and other current assets	40,956
Total Current Assets	227,945

Property, equipment and capitalized software costs, net	216,571

Deferred loan costs, net	611,225

Other assets	46,958

Total Assets	$1,102,699

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current Liabilities:
Short-term and demand notes payable	$450,000
Accounts payable and accrued expenses	410,616
Accrued officers’ salaries	400,000
Secured convertible debenture and related accrued interest	1,263,262
Current maturities of long-term debt, principally to related parties	2,726,225
Total Current Liabilities	5,250,103

Secured convertible debenture and related accrued interest	150,617

Other long-term debt, principally to related parties, less current maturities	73,356

Deferred service revenue, sub-lease income and other deferred credits	61,959

Total Liabilities	5,536,035

Commitments and Contingencies - See Notes

Stockholders’ Deficit:
Common stock, $.001 par value; authorized - 500,000,000 shares, issued and outstanding - 50,000,000 shares	50,000
Additional paid-in capital	2,956
Accumulated deficit	(4,486,292)
Total Stockholders’ Deficit	(4,433,336)

Total Liabilities and Stockholders’ Deficit	$1,102,699

See accompanying notes to consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
Three-Month Periods Ended March 31, 2007 and 2006

	2007	2006

Revenues	$362,408	$310,142
Cost of revenues	185,324	114,920

Gross margin	177,084	195,222

Operating expenses:
Selling, general and administrative expenses	348,284	393,937
Interest expense and amortization of loan costs	217,118	135,660

Total operating expenses	565,402	529,597

Net loss	$(388,318)	$(334,375)

Basic and Diluted Per Share Data:
Loss per share	$(.01)	$(.01)

Weighted average shares outstanding	50,000,000	46,666,667

See accompanying notes to consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three-Month Periods Ended March 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(388,318)	$(334,375)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation of property and equipment	38,670	35,487
Amortization of deferred charges and intangibles	90,061	25,254
Interest/penalty financed, accrued and not paid, imputed or paid in kind on related party and other debt obligations	137,858	76,445
Changes in assets and liabilities:
Accounts receivable	12,350	(15,410)
Prepaid expenses and other current assets	25,966	41,960
Accounts payable and accrued expenses	(17,057)	34,975
Accrued officers’ compensation	90,000	30,000
Deferred credits	(11,351)	(400)
Total adjustments	366,497	228,311
Net cash used by operating activities	(21,821)	(106,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits and other	—	(645)
Payments for property, equipment and capitalized software	(10,658)	(668)
Net cash used by investing activities	(10,658)	(1,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred registration and loan costs	(72,867)	(187,304)
Short-term and demand loan proceeds, net of repayments	(18,441)	(108,100)
Proceeds from issuance of long-term debt	150,000	395,946
Repayments of long-term debt	(31,016)	(60,770)
Net cash provided (used) by financing activities	27,676	39,772

NET DECREASE IN CASH	(4,803)	(67,605)
CASH - beginning of period	46,697	96,872
CASH - end of period	$41,894	$29,267

SUPPLEMENTAL INFORMATION - Interest paid	$34,179	$40,896

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stockholder collateral pledge value	$562	$770

See accompanying notes to consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Compliance Systems Corporation (the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and Item 310(b) of Regulation S-B and pursuant to the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for other quarters of 2007 or for the year ending December 31, 2007. The accompanying unaudited consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Special Financial Report on Form SP 15d-2 for the fiscal year ended December 31, 2006.

2. Liquidity and Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations in its last four fiscal years of $1,242,531, $1,241,945, $1,293,769 and $1,880,508, respectively. The Company incurred a net loss of $388,318 for the quarter ended March 31, 2007. At such date, the Company has a stockholders’ deficit of $4,433,336 and a working capital deficit of $5,022,158. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon its ability to obtain sufficient financing for its business and maintain satisfactory relationships with its creditors, generate increased revenues and operate profitably.

The Company’s management continues to seek additional financing. As the Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission (“SEC”) on February 13, 2007, the Company is hopeful that an adequate trading market may develop for its common stock, although there can be no assurance thereof. If an adequate trading market does develop, the Company believes that its principal secured holder of convertible debt will begin to convert the debenture into equity thereby improving the Company’s balance sheet as well as the prospects for obtaining additional debt and/or equity financing. Further, management anticipates using the net proceeds, if any, of such financing to expand its business. There is no assurance that the Company will be successful in these endeavors. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Significant Accounting Policies Applicable to Interim Financial Statements:

A. Amortization of Deferred Registration and Loan Costs:

Accounting and legal fees and other costs related to the Company’s registration of its common stock with the SEC have been capitalized. At the effective date of the registration statement, the amount of these accumulated costs was $543,557. These costs are being amortized over the remaining term of the loan from the date of effectiveness to the debenture maturity date of March 7, 2008. Amortization of these costs was $62,719 for the quarter ended March 31, 2007 and was charged to amortization of loan cost expense; the unamortized balance of these costs at such date was $480,838. Amortization will be $125,436 per quarter over the remaining three quarters of fiscal 2007 and $104,530 for the first quarter of fiscal 2008. The above amounts for the next four fiscal quarters will be charged either directly against paid-in capital to the extent of conversions to equity of the secured debenture or to amortization of loan cost expense, as applicable.

Deferred loan costs continue to be amortized over the remaining term of the related debenture. In any future quarterly reporting period where the proportionate amount of loan principal converted exceeds the amount of scheduled loan cost amortization, the excess proportionate amount of loan cost over the scheduled amortization amount will be expensed as a loss on extinguishment of debt. Loan cost amortization charged to expense was $26,967 for the quarter ended March 31, 2007; the unamortized balance of these costs at such date was $130,387. The scheduled amortization of these costs for the next eight fiscal quarters is as follows: June 2007: $30,618; September 2007: $30,054; December 2007: $30,054; March 2008: $21,606; June, September, and December 2008: $4,710 per quarter; and March 2009: $3,925. The amounts actually charged to expense may be greater than those listed above if debenture conversions exceed the applicable proportionate amounts.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

3. Significant Accounting Policies Applicable to Interim Financial Statements - (Continued):

B. Income Taxes:

Income tax benefits resulting from net losses incurred for the three months ended March 31, 2007 and 2006 were not recognized as the Company’s annual effective tax rate was estimated to be 0%.

4. New Secured Convertible Debenture:

On March 16, 2007, the Company issued $150,000 of secured convertible debentures to Cornell Capital Partners, LP, (“Cornell”) an affiliate of Montgomery, on terms substantially similar to the debentures issued in March 2006. The Company contemporaneously paid commitment and related fees of $27,500. These debentures mature on March 16, 2009 and accrue interest at 10 percent per annum, calculated on a 365-day year, payable at maturity. The note principal and accrued interest thereon is convertible into the Company’s common stock at the holder’s option at a price equal to the lesser of a fixed or variable conversion price. The fixed conversion price is $0.10 per share. The variable conversion price is set at 80% of the lowest volume weighted average price of the Company’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding conversion. The fixed price remains subject to standard as well as specific anti-dilution provisions, if during the term of the note, the Company issues common stock or stock purchase rights of any kind at a lower price. As a condition of the new debenture, the Company pledged into escrow 3,000,000 previously un-issued shares. Such shares are treated as conditionally issuable and are not considered outstanding unless and until released from escrow to Cornell in the event of default on the debenture. The agreements prohibit the Company, without the lender’s consent, from: (i) selling capital stock at a price less than the stock’s closing bid price immediately before such sale; (ii) granting other security interests other than for business equipment not in excess of $50,000 per year; and (iii) filing a registration statement on Form S-8. The lender also has a refusal right to match the terms of any proposed equity capital raise by the Company.

As an additional condition of the loan, the lender was granted demand registration rights, exercisable on one occasion, to require the Company to file a registration statement no later than 30 days from the date written notice requesting such registration is received from Cornell. The Company is required to use its best efforts to have such registration statement declared effective within 90 days of the filing deadline. The Company is subject to liquidated damages of two percent of the outstanding balance for each thirty-day period that it fails to meet either deadline, subject to a thirty-day grace period.

5. Interest Expense:

Interest expense, including $562 and $770 of imputed interest, was $127,433 and $113,497 for the 2007 and 2006 quarters, respectively. This expense is combined with loan cost amortization on the accompanying statement of operations.

6. Penalty for Late Effectiveness of the Registration Statement:

On January 3, 2007, the Company and Montgomery agreed that the Company was obligated to pay to Montgomery liquidated damages that had accrued and would continue to accrue in accordance with the registration rights agreement up to the date the registration statement was declared effective and, in consideration thereof, Montgomery waived the event of default solely related to the Company’s failure to have the registration statement declared effective by the September 9, 2006 scheduled effective deadline, provided that the registration statement was declared effective by February 14, 2007.

On January 8, 2007 and February 7, 2007, the fifth and sixth thirty-day periods began to run with applicable penalties of $22,082, and $22,523. The Company has recorded these penalties in general and administrative expenses for the three-month period ended March 31, 2007. The Company has also requested a waiver of the $22,523 penalty for the last period that commenced on February 7, 2007 based on the following: (i) the default waiver that the Company was granted in January 2007 specified that the registration statement be declared effective by February 14, 2007; (ii) such registration statement was declared effective on February 13, 2007; (iii) the last penalty period was accordingly only six days; (iv) the waiver agreement agreed to by the parties in May 2006 effectively waived imposition of a penalty for a similar short period, in that instance nine days; and (vi) the March 2007 debenture clarified that any similar type penalties related to demand registration rights would only be imposed for full thirty-day periods, thus granting a grace period for shorter periods. (See Note 8).

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

7. Reclassifications:

Certain items in the 2006 financial statements have been reclassified to conform to the presentation for 2007. These reclassifications have no effect on operating results. In addition, in the 2006 statement of cash flows, the amount of interest financed, accrued and not paid, imputed or paid in-kind on related party debt obligations as reported in operating activities has been corrected and reduced by $2,805. This amount is offset by a reduction in the amount of deferred registration and loan costs paid as reported in financing activities. This correction had no effect on net cash used in the period.

8. Subsequent Event:

As of May 18, 2007, the Company’s request to Montgomery to waive the $22,523 penalty is still pending.

9. Recent Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure eligible items at fair value at specified election dates. The statement requires reporting of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first 120 days of that fiscal year and also if the entity elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). The Company does not believe the provisions of this standard will have any impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans” (“SFAS 158”). This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in the year in which the changes occur, in other comprehensive income. This recognition provision and the related disclosures are effective for the Company as of the end of the 2007 fiscal year. The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position. This measurement provision is effective for fiscal years ending after December 15, 2008. The Company does not believe the provisions of this standard will have any impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the provisions of this standard will have any impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company does not believe the provisions of this standard will have any impact on its consolidated financial statements.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on the technical merits. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company as of the beginning of fiscal 2007. The adoption of this standard had no effect on the Company’s consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

9. Recent Accounting Pronouncements - (Continued):

In June 2006, the EITF issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 relates to revenue-producing activities, such as sales, value added, and some excise taxes, between a seller and a customer. The EITF concluded that entities should present these taxes in the income statement on either a gross or a net basis based on their accounting policy. However, if gross presentation is elected, the amount of these taxes should be disclosed in interim and annual financial statements. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. The adoption of this Issue had no effect on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB No. 133 and 140. The purpose of SFAS Statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity’s first fiscal year beginning after September 15, 2006. The adoption of this standard had no effect on the Company’s consolidated financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

This Form 10-QSB contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to us on the date of the filing of this Form 10-QSB, and are subject to various risks and uncertainties. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events or changed circumstances except as required to comply with the disclosure requirements of the federal securities laws.

Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. Readers are cautioned to review carefully the discussion concerning these and other risks which can materially affect the Company's business, operations, financial condition and future prospects. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “seek,” “intend,” “expect,” “anticipate,” “assume,” "hope," “plan,” “believe,” “estimate,” “predict,” “approximate,” “potential,” “continue”, or the negative of such terms. Statements including these words and variations of such words, and other similar expressions, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable based upon its knowledge of its business, the Company cannot absolutely predict or guarantee its future results, levels of activity, performance, or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.

Critical Accounting Policies

Our consolidated financial statements and related public information are based on the application of generally accepted accounting principles in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that may have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements. Our significant accounting policies are summarized in Note 2 to our annual consolidated financial statements. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of them as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements. Our critical accounting policies are discussed below.

Revenue Recognition

We earn a fee for each telephone solicitor’s call attempt (whether or not the call is completed) which generates a query to a data base of Do-Not-Call telephone numbers. We establish the price for this service. Through our principal subsidiary, we have an annually renewable contract with our data base distributor to perform the following functions: (1) provide connectivity to the telephone companies and access database information, from the database that we manage, update and maintain, as required to operate the telephone call processing platform. This platform is where the telephone call queries are routed from the telemarketers over various telephone carrier networks; (2) contract with telephone carriers to sell our TeleBlock® service to their end users; (3) provide billing and collection services.

As compensation for these services, we pay the distributor contractually determined amounts on a per query basis. The distributor submits monthly remittances together with the related monthly activity reports. We have a contractual right to audit such reports. Revenue is accrued based upon the remittances and reports submitted. We routinely audit the monthly call counts submitted to us. Any adjustments to revenue resulting from these audits are recorded when earned if significant. Historically, these adjustments have not been significant. In the event that such adjustments do become material in the future, it is possible that, at times, we may have to revise previously reported interim results. The telephone carriers in turn sell the TeleBlock® service to their customers. The carriers bill their customers for TeleBlock® and assume all credit risk with regard to their customers. We have no credit risk with respect to the end-users.

Results of Operations for The Three Months Ended March 31, 2007 Compared to The Three Months Ended March 31, 2006

Revenues for the three months ended March 31, 2007 were $362,408 compared to revenues for the corresponding period in 2006 of $310,142. This increase of $52,266 or 16.9% was principally attributable to increased revenues from Verisign, our principal TeleBlock distributor. An increase of 49.6 million in call counts for our TeleBlock service increased the Company’s revenues by $132,354. The Company also generated additional revenue of $19,138 from other revenue sources including its online guides and VoIP services. In July of 2006, we began charging a database administration fee to TeleBlock subscribers that covers customer database maintenance and upgrades. Additionally, the Company premiered its online Registration Guide in August 2006. This guide streamlines completion of State Do-Not-Call commercial registration requirements for Telemarketers and supplements our existing online Regulatory Guide. Revenues from VoIP services provided by one our subsidiaries increased by 13%.

This increase in revenues was offset by a $99,226, or 14%, decline in revenues earned from VarTec Communication Inc., a former TeleBlock distributor. This decrease was a consequence of VarTec’s loss of customer base that resulted from its bankruptcy filing during 2004. This in turn translated into significantly lower revenues for the Company from VarTec. In August 2006, remaining TeleBlock customers on the VarTec platform were transferred to Verisign’s platform. Verisign’s call counts for the first quarter of 2007 included approximately 9.3 million calls that were attributable to former VarTec customers. These calls generated additional revenues of approximately $23,000.

Cost of revenues for the three months ended March 31, 2007 totaled $185,324, an increase of $70,404, when compared to cost of revenues of $114,920 for the same period last year. Fees payable to our principal distributor, Verisign, increased by $50,109 as a result of the additional 49.6 million calls hosted on their database. In addition, fees charged for production and back-up site hosting increased by approximately $10,082. Finally, costs of revenues increased an additional $10,213 from depreciation taken on software developed for the new online registration guide, increased costs associated with the higher revenues generated from both the new online registration guide and VoIP revenues.

Selling, general, and administrative expenses totaled $348,284 for the three months ended March 31, 2007 and were $45,653 or 11.6% lower than selling, general, and administrative expenses of $393,937 for the same period last year. This decrease occurred despite penalties, due to the late effectiveness of the registration statement, of $44,605 charged in the 2007 quarter compared to none in the 2006 quarter. The registration rights agreement with Montgomery required the Company to pay liquidated damages on the secured convertible debentures in the amount of 2% of the note principal for every thirty-day period until the registration statement became effective. The registration statement was declared effective on February 13, 2007. The Company has requested a waiver for the $22,523 penalty applicable to the last six-day period. (See Note 6 to the Interim Consolidated Financial Statements).

All other operating expenses decreased by $90,258 as a direct result of company-wide cost cutting measures. There were significant decreases in salaries and benefits, advertising, consulting fees, and commissions. The decrease in salaries and benefits of $38,894 was due to the elimination of sales and administrative personnel. Advertising decreased by $13,696 due to reduced expenses for conventions and trade shows. Consulting fees were reduced by $13,288. Commissions paid on Vartec revenues also decreased by $6,550; this decrease was the direct result of lower revenues resulting from Vartec’s bankruptcy filing.

For each of the three-month periods ended March 31, 2007 and 2006, the Company’s annual effective tax rate was estimated to be 0%. Accordingly no tax benefit was recognized in either period. The Company and its subsidiaries had all been electing S-Corporations and accordingly had not been subject to federal or state income taxes. Absent such elections, the Company’s losses would not have resulted in reported tax benefits, due to the uncertainty of future taxable income. Effective with the downstream merger of Compliance Systems Corporation into the public shell company on February 10, 2006, the Company and its subsidiaries all became C-Corporations. Future taxable losses, as well as those incurred from February 10, 2006 to December 31, 2006, will now be available to offset subsequent future taxable income, if any.

The overall decrease in selling, general and administrative expenses was greater in the 2007 quarter than the decrease in gross margin by $27,515 or 13.8%. Absent the penalties, which are not expected to recur, the improvement in the Company’s results, before interest expense and loan cost amortization, would have been $72,120 or 36.3%. Management is encouraged by these results, particularly because the loan cost amortization is a non-cash expense and approximately 71% of the reported interest cost for the 2007 quarter did not require a cash payment; such interest is added to debt principal balances that the holder may convert or which the Company is negotiating to convert to equity. (See Liquidity and Capital Resources).

Interest expense was $127,433 for the three months ended March 31, 2007, an increase of $13,936 compared to interest expense of $113,497 for the same period of 2006. Increased interest charges of approximately $20,000 in 2007 for: (1) a full quarter of interest on the 2006 debenture; (2) increases in short-term borrowings in the later half of 2006; and interest on the March 2007 $150,000 debenture were partially offset by approximately $6,000 of lower interest recorded on capitalized leases, the financed purchase of treasury stock and imputed interest arising from the value of a stockholder’s pledge of collateral.

Loan cost amortization expense increased by $67,523, or 305%, from $22,163 to $89,686 in the current quarter, reflecting a full quarter’s amortization in 2007 for the costs associated with the March 2006 secured convertible debenture. Registration costs of $543,557 related to the SB-2 filing were deferred until the SB-2 became effective on February 13, 2007. These costs are now being amortized over 13 months, the remaining life of the related secured convertible debenture. Accordingly, $62,719 of these costs was expensed in the first quarter of 2007. Future amortization expense for these costs will be reduced to the extent that Montgomery converts the March 2006 debenture to the Company’s common stock. (See Note 3A to the Interim Consolidated Financial Statements). Amortization expense for these deferred costs is now combined with interest expense on the accompanying statement of operations.

The Company’s net loss increased by $53,943, or 16.1%, to $388,318 in the 2007 quarter from $334,375 in the 2006 quarter. The non-recurring penalty $45,653, which has also been added to the Montgomery debt principal in accordance with the debenture terms, constitutes 84.6% of the increased loss. Management is hopeful that future quarters of the current fiscal year will show similar types of improved operating results - particularly in increased revenue and reduced costs - however there can be no assurance in that regard.

Liquidity and Capital Resources

Cash used in operations was $21,821 and $106,604 for the 2007 and 2006 quarters, respectively, comprised of the net loss, reduced by non-cash items of $266,589 and $137,186, plus or minus the effect of changes in assets and liabilities. The net loss as adjusted for non-cash items was $121,729 for the quarter ended March 31, 2007, compared to $197,189 for the same period last year. This decrease of $75,460 was principally due to an increase in interest and penalty that was effectively financed of $61,413 and an increase of $60,000 of accrued officers’ compensation, offset by a higher net loss from operations of $53,943. The other changes in assets and liabilities decreased the Company’s net cash used in operations by $9,908 and $61,125 for the quarters ended March 31, 2007 and March 31, 2006, respectively. Cash used in investing activities was $10,658 for the 2007 quarter and $1,313 for the 2006 quarter. This increase in cash used in investing activities of $9,345 was principally attributable to increased expenditures for property and equipment of $9,990. For the quarter ended March 31, 2007, cash provided from financing activities was $27,676 while cash used in financing activities was $39,772 for the same period of 2006. The only source of cash provided from financing activities during the first quarter of 2007 was generated from the issuance of the new $150,000 secured debenture, compared to long-term debt proceeds of $395,946, net of accrued interest deducted in 2006. Payments for deferred registration and loan costs decreased by $114,437; repayments of long term debt decreased by $29,754; and repayments of demand loans decreased by $89,659. There were net decreases in cash of $4,803 and $67,605 for the quarters ended March 31, 2007, and 2006, respectively.

The Company’s working capital deficit was $5,022,158 as of March 31, 2007 compared to a deficit of $3,535,383 as of December 31, 2006. The Company’s working capital deficit increased by $1,486,775, principally reflecting the maturing to a current liability of the March 2006 debenture in the amount of $1,263,262, now due in less than one year from the balance sheet date. Current assets decreased by $43,119, or 15.9% to $227,945, with cash, accounts receivable prepaid expenses comprising approximately 11%, 29% and 60%, respectively of the total decrease in current assets. By contrast, current liabilities increased by $1,443,656 or 38%. Except for the new $150,000 debenture and other long-tem debt maturities of $73,356, all trade and funded debt are classified as current liabilities.

The Company owes $1,000,000 of principal, $148,686 of penalties, plus accrued interest of $114,576 under the March 2006 debentures at March 31, 2007 and also owes $150,617 on the new debenture. The debentures are convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of: (i) $0.10, or (ii) 80% of the lowest price per share in the last reported trade of our common stock on the Pink Sheets or on the exchange which the common stock is then listed, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date, which conversion price may be adjusted from time-to-time pursuant to certain other terms of the debentures. At maturity, the remaining unpaid principal and accrued interest under these debentures will be, at the Company’s option, either paid or converted into shares of the Company’s common stock at a conversion price calculated pursuant to the above-described formula. The debentures bear interest at 10% per annum and are secured by a related security agreement covering all of our assets not otherwise specifically pledged.

The Company’s primary need for cash during the next twelve months is to satisfy trade payables, debt principal and interest payments, and current operating costs. The Company is seeking to satisfy approximately $300,000 of 2006 unpaid debt service with an in-kind payment of its common stock. Current cash flow requirements are expected to be approximately $225,000 per month, including payroll, rent, utilities, insurance, and professional fees. The Company has most recently been receiving approximately $120,000 a month from its current customer base. The Company hopes to attain profitable operations through increased sales. However, until profitable operations are obtained, of which there can be no assurance, additional capital will be required to finance current operations as well as any growth. The terms of the secured convertible debentures are such that, for the short-term, the source of any additional financing will most likely be Montgomery or Cornell. The Company currently estimates that it will require $2,260,000 to fund its operations for the next four fiscal quarters, including approximately $1,000,000 for sales and marketing expenditures.

The Company’s continued losses and stockholders’ and working capital deficits raise substantial doubt about its ability to continue as a going concern. Management continues to seek financing, increase sales, control or reduce costs and attain profitable operations. There is no assurance that the Company will be successful in these endeavors. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the period covered by this report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION:

Item 1: Legal Proceedings:

Not applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds:

The Company’s registration statement on Form SB-2 was declared effective by the SEC on February 13, 2007, pursuant to which the Company registered 65 million shares underlying Montgomery’s $1,000,000 convertible debenture. As set forth in “Use of Proceeds” in such registration statement, the Company estimated its registration costs at $472,500 and its loan costs at $227,500, with the balance of $300,000 to be used for general working capital purposes. At the effective date of the registration statement, the Company determined that its registration and loan costs were $543,557 and $222,067, respectively, for a total of $765,624, leaving $234,376 for working capital, which had been expended by that date. The Company attributes the 15% excess amount of the actual registration costs over the estimate to the number of amendments to the Form SB-2 required prior to effectiveness.

Item 3: Defaults Upon Senior Securities:

As disclosed in Notes 11A to the Company’s annual financial statements, the non-timely effectiveness of the registration statement by September 9, 2006 was an act of default under the debenture and related agreements. Montgomery did not call a default and conditionally waived the act of default. The effectiveness of the registration statement on February 13, 2007 cured the default. (See Note 6 to the Interim Consolidated Financial Statements).

Item 4: Submission of Matters to a Vote of Security Holders:

Not applicable.

Item 5: Other Information:

Not applicable.

Item 6: Exhibits and Reports on Form 8-K:

Exhibits: None

Reports on Form 8-K:

On March 23, 2007 the Company filed a current report on Form 8-K (Items 1.01, 3.02, and 9.01) to report its borrowing from Cornell under the $150,000 debenture and related agreements.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 21, 2007	By:	/s/ Dean Garfinkel

Dean Garfinkel, Chairman of the Board, President and Chief Executive Officer

Date: May 21, 2007	By:	/s/ Barry M. Brookstein

Barry M. Brookstein, Director, Treasurer, Chief Financial Officer and Principal Accounting Officer