Form 10QSB/A
period 2007-03-31
COMPLIANCE SYSTEMS CORP
filed 2007-05-22
CIK 1206133

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-QSB/A

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

EXPLANATORY NOTE

The registrant is hereby amending its quarterly report on Form 10-QSB for the quarterly period ended March 31, 2007 to correct the date as of which the Company performed an evaluation of its disclosure controls. The information as now presented in Part I, Item 3 hereof accurately describes the date and period related to that evaluation.

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

4. New Secured Convertible Debenture:

On March 16, 2007, the Company issued $150,000 of secured convertible debentures to Cornell Capital Partners, LP, (“Cornell”) an affiliate of Montgomery Equity Partners, LP, (“Montgomery”), on terms substantially similar to the debentures issued to Montgomery in March 2006. The Company contemporaneously paid commitment and related fees of $27,500. These debentures mature on March 16, 2009 and accrue interest at 10 percent per annum, calculated on a 365-day year, payable at maturity. The note principal and accrued interest thereon is convertible into the Company’s common stock at the holder’s option at a price equal to the lesser of a fixed or variable conversion price. The fixed conversion price is $0.10 per share. The variable conversion price is set at 80% of the lowest volume weighted average price of the Company’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding conversion. The fixed price remains subject to standard as well as specific anti-dilution provisions, if during the term of the note, the Company issues common stock or stock purchase rights of any kind at a lower price. As a condition of the new debenture, the Company pledged into escrow 3,000,000 previously un-issued shares. Such shares are treated as conditionally issuable and are not considered outstanding unless and until released from escrow to Cornell in the event of default on the debenture. The agreements prohibit the Company, without the lender’s consent, from: (i) selling capital stock at a price less than the stock’s closing bid price immediately before such sale; (ii) granting other security interests other than for business equipment not in excess of $50,000 per year; and (iii) filing a registration statement on Form S-8. The lender also has a refusal right to match the terms of any proposed equity capital raise by the Company.

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

Item 3. Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: May 22, 2007	By:	/s/ Dean Garfinkel

Dean Garfinkel, Chairman of the Board, President and Chief Executive Officer

Date: May 22, 2007	By:	/s/ Barry M. Brookstein

Barry M. Brookstein, Director, Treasurer, Chief Financial Officer and Principal Accounting Officer