Form 10QSB
period 2007-06-30
COMPLIANCE SYSTEMS CORP
filed 2007-08-20
CIK 1206133

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-QSB
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 333-131862

Compliance Systems Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	20-4292198
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 15, 2007, 60,283,482 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
INDEX

Page

PART I: FINANCIAL INFORMATION:

Item 1: Financial Statements:

Condensed Consolidated Balance Sheet as of June 30, 2007-(Unaudited)	2

Consolidated Statement of Operations for the three-month and six-month periods ended June 30, 2007 and 2006 - (Unaudited)	3

Condensed Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2007 and 2006 - (Unaudited)	4

Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)	5-9

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements	10

Critical Accounting Policies	10

Results of Operations	11

Liquidity and Capital Resources	14

Item 3: Controls and Procedures	15

PART II: OTHER INFORMATION:

Item 1: Legal Proceedings	16

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3: Defaults Upon Senior Securities	16

Item 4: Submission of Matters to a Vote of Security Holders	16

Item 5: Other Information	16

Item 6: Exhibits and Reports on Form 8-K	16

Signatures	17

Exhibit 31: Section 302 Certifications

Exhibit 32: Section 906 Certifications

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET - (Unaudited)
JUNE 30, 2007

ASSETS:
Current Assets:
Cash	$17,628
Accounts receivable	199,062
Prepaid expenses and other current assets	85,544
Total Current Assets	302,234

Property, equipment and capitalized software costs, net	188,240

Deferred loan and related costs, net	452,803

Other assets	40,635

Total Assets	$983,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current Liabilities:
Short-term and demand notes payable	$442,884
Accounts payable and accrued expenses	418,457
Accrued officers’ salaries	490,000
Secured convertible debenture and related accrued interest	1,257,039
Current maturities of long-term debt, principally to related parties	2,878,558
Total Current Liabilities	5,486,938

Secured convertible debenture and related accrued interest	154,357

Other long-term debt, less current maturities	57,253

Deferred service revenue, sub-lease income and other deferred credits	69,557

Total Liabilities	5,768,105

Commitments and Contingencies - See Notes

Stockholders’ Deficit:
Common stock, $.001 par value; authorized - 500,000,000 shares, issued and outstanding - 51,283,482 shares	51,283
Additional paid-in capital	2,213
Accumulated deficit	(4,837,689)
Total Stockholders’ Deficit	(4,784,193)

Total Liabilities and Stockholders’ Deficit	$983,912

See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS - (Unaudited)
Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$476,674	$371,942	$839,082	$682,084
Cost of revenues	233,432	136,504	418,756	251,424

Gross margin	243,242	235,438	420,326	430,660

Operating expenses:
Selling, general and administrative expenses	340,725	355,932	644,404	749,869
Interest expense	130,491	117,228	257,924	230,725
Loan cost amortization and related financing expense	123,422	46,190	257,713	68,353

Total operating expenses	594,638	519,350	1,160,041	1,048,947

Net loss	$(351,396)	$(283,912)	$(739,715)	$(618,287)

Basic and diluted per share data:
Loss per share	$(.01)	$(.01)	$(.01)	$(.01)

Weighted average shares outstanding	50,290,056	50,000,000	50,145,829	48,342,541

See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - (Unaudited)
Six-Month Periods Ended June 30, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(739,715)	$(618,287)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation of property and equipment	69,081	71,007
Amortization of deferred charges and intangibles	213,858	49,014
Interest/penalty financed, accrued and not paid, or imputed on related party and other debt obligations	231,774	189,607
Changes in assets and liabilities:
Accounts receivable	(41,617)	(49,640)
Prepaid expenses and other current assets	24,262	(794)
Accounts payable and accrued expenses	(9,216)	152,282
Accrued officers’ compensation	180,000	80,000
Deferred credits	(3,753)	31,369
Total adjustments	664,389	522,845
Net cash used by operating activities	(75,326)	(95,442)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, equipment and capitalized software	(12,738)	(51,698)
Other	5,948	(645)
Net cash used by investing activities	(6,790)	(52,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred loan and related costs	(72,867)	(266,704)
Short-term and demand loan proceeds, net of repayments	(18,441)	46,120
Proceeds from issuance of long-term debt	150,000	395,946
Proceeds from related party loans	57,500	12,500
Repayments of long-term debt	(63,145)	(116,265)
Net cash provided by financing activities	53,047	71,597

NET DECREASE IN CASH	(29,069)	(76,188)
CASH - beginning of period	46,697	96,872
CASH - end of period	$17,628	$20,684

SUPPLEMENTAL INFORMATION - Interest paid	$70,778	$61,118

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed	$42,884	$-
Stockholder collateral pledge value	$1,102	$1,397
Conversion of secured convertible debenture to equity	$35,000	$-
Additional paid-in capital applied to deferred cost amortization	$35,000	$-

See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. Basis of Presentation:

The accompanying unaudited interim condensed consolidated financial statements of Compliance Systems Corporation and Subsidiaries (the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and Item 310(b) of Regulation S-B and pursuant to the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for other interim periods of 2007 or for the year ending December 31, 2007. The accompanying unaudited interim condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Special Financial Report on Form 10-KSB 15d-2 for the fiscal year ended December 31, 2006.

2. Liquidity and Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations in its last four fiscal years as follows: 2006: $1,242,531; 2005: $1,241,945; 2004: $1,293,769; and 2003: $1,880,508. The Company incurred a net loss of $739,715 for the six months ended June 30, 2007. At such date, the Company has a stockholders’ deficit of $4,784,193 and a working capital deficit of $5,184,704. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Such continuation is dependent upon the Company’s ability to obtain sufficient financing for its business, restructure existing debt and maintain satisfactory relationships with its creditors, generate increased revenues and operate profitably.

The Company continues to seek additional financing. The Company’s registration statement on Form SB-2 became effective on February 13, 2007. The Company’s common stock began trading on the OTC Bulletin Board on May 9, 2007 under the symbol “COPI.” The Company’s principal convertible debenture holder converted $35,000 of note principal into common equity during the second quarter of 2007 and an additional $17,900 to date. Management is hopeful that should an adequate trading market develop for its common stock, of which there is no assurance, the Company’s prospects for obtaining additional financing and restructuring and/or converting its existing debt will improve. In August 2007, management of the Company obtained the consent of both holders of its convertible debentures to several prospective financing transactions, including the conversion to a proposed series of new convertible preferred stock of up to $2,500,000 of existing debt and the sale by private offering of approximately $1,000,000 of a second series of proposed convertible preferred stock. Both issuances of the preferred stock and their subsequent conversions into common stock are subject to various conditions and restrictions. In addition, the debenture holders have consented to extend by one year the maturity date of each debenture in exchange for an aggregate of 3,000,000 common stock purchase warrants, exercisable at $0.004 per share. Also, the Company is to increase its authorized common stock from 500 million shares to two billion shares. Lastly, the two executive officers of the Company each have agreed to waive one-half of their salaries over the next four fiscal quarters through June 30, 2008. Management anticipates using the net proceeds, if any, of the $1,000,000 prospective equity financing to expand its business. There is no assurance that the Company will be successful in these endeavors. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. (See Note 9).

3. Significant Accounting Policies Applicable to Interim Financial Statements:

A. Amortization of Deferred Loan and Related Costs:

Accounting, legal fees and other costs related to the Company’s registration of its common stock have been capitalized. At the effective date of the registration statement, the amount of these accumulated costs was $543,557. These costs are being amortized from the effective date to the related loan’s maturity date of March 7, 2008. Such amortization was $188,155 for the six months ended June 30, 2007; $153,155 was charged to loan cost amortization expense and $35,000 was charged directly against paid-in capital as that amount of the debenture was converted to equity. The unamortized balance of these costs at such date was $355,402. Future quarterly amortization will be $125,436 in fiscal 2007 and $104,530 for the first quarter of fiscal 2008. The above amounts for the next three fiscal quarters will be charged either directly against paid-in capital to the extent of conversions to equity of the secured debenture or to amortization of loan cost expense, as applicable.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

3. Significant Accounting Policies Applicable to Interim Financial Statements - (Continued):

A. Amortization of Deferred Loan and Related Costs- (Continued):

Deferred loan costs continue to be amortized over the remaining terms of the related debentures. During the second quarter of 2007, $35,000 of debentures was converted to equity. The proportionate amounts of unamortized loan costs related to the converted amounts, aggregating $2,579, were expensed when the conversions occurred. The total loan cost amortization charged to expense for the six months ended June 30, 2007, including the $2,579, was $59,953. The unamortized balance of these loan costs at June 30 ,2007 was $97,401. The scheduled amortization of these costs for the next seven fiscal quarters is as follows: September 2007: $29,166; December 2007: $29,166; March 2008: $21,014; June, September, and December 2008: $4,710 per quarter; and March 2009: $3,925. The quarterly amounts actually expensed will vary from those listed above in periods when debentures are converted as proportionate remaining loans costs are expensed upon such conversions.

B. Income Taxes:

Income tax benefits resulting from net losses incurred for the six months ended June 30, 2007 and 2006 were not recognized as the Company’s annual effective tax rate was estimated to be 0%. (See Note 10(d)).

C. Reclassifications:

Certain items in the 2006 financial statements have been reclassified to conform to the presentation for 2007; as discussed in Note 7, penalties have been reclassified for all periods presented. These reclassifications have no effect on operating results.

4. New Secured Convertible Debenture:

On March 16, 2007, the Company issued $150,000 of secured convertible debentures to Cornell Capital Partners, LP, (“Cornell”) an affiliate of Montgomery Capital Partners, LP (“Montgomery”), on terms substantially similar to the debentures issued in March 2006. The Company contemporaneously paid commitment and related fees of $27,500. These debentures mature on March 16, 2009 and accrue interest at 10 percent per annum, calculated on a 365-day year, payable at maturity. The note principal and accrued interest thereon is convertible into the Company’s common stock at the holder’s option at a price equal to the lesser of a fixed or variable conversion price. The fixed conversion price is $0.10 per share. The variable conversion price is set at 80% of the lowest volume weighted average price of the Company’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding conversion. The fixed price remains subject to standard as well as specific anti-dilution provisions, if during the term of the note, the Company issues common stock or stock purchase rights of any kind at a lower price. As a condition of the new debenture, the Company pledged into escrow 3,000,000 previously un-issued shares of its common stock. Such shares are treated as conditionally issuable and are not considered outstanding unless and until released from escrow to Cornell in the event of default on the debenture. The agreements prohibit the Company, without the lender’s consent, from: (i) selling capital stock at a price less than the stock’s closing bid price immediately before such sale; (ii) granting other security interests other than for business equipment not in excess of $50,000 per year; and (iii) filing a registration statement on Form S-8. The lender also has a refusal right to match the terms of any proposed equity capital raise by the Company.

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

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

5. Other Loan and Related Transactions:

A. Related Party Loan:

In May and June of 2007, a company controlled by one the Company’s officers/principal stockholders loaned the Company $57,500, with interest at the rate of twelve percent per annum, due on demand.

B. Extension of Existing Loans:

In June 2007, a $50,000, nine percent note due June 30, 2007 to an unrelated individual was extended until January 2, 2009.

C. Imputed Interest Expense:

Interest expense includes imputed interest of $1,102 and $1,397 for the six months ended June 30, 2007 and 2006, respectively, representing the effect of a reduction in the interest rate on a bank loan secured by personal assets of an officer/stockholder. The imputed interest is offset by an increase in additional paid-in capital of an equivalent amount

6. March 2006 Debenture Conversions:

Under the terms of the March 2006 debenture, the debenture holder converted a portion of the $1,000,000 debenture during the second quarter of 2007. This debenture is convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of: (i) $0.10, or (ii) 80% of the lowest price per share in the last reported trade on the exchange which the common stock is then listed, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The debenture holder received a total of 1,283,482 shares of the Company’s common stock. On May 31, 2007, $25,000 of debenture was converted into 390,625 shares of common stock at a conversion price of $0.064. Another $10,000 was converted into 892,857 shares of common stock at a conversion price of $0.0112 on June 15, 2007. As of June 30, 2007, the principal outstanding on the March 2006 debenture was $965,000. Subsequent to June 30, 2007, additional debt totaling $17,900 was converted into an aggregate of 9,000,000 common shares. (See Note 9A).

7. Penalty for Late Effectiveness of the Registration Statement:

The March 2006 debenture agreements with Montgomery provided for penalty damages for each thirty-day period or portion thereof after September 9, 2006 that the Company’s registration statement did not become effective. In accordance with the related registration rights agreement, such penalty was equal to two percent of the outstanding principal balance, compounded for prior penalties. On January 3, 2007, the Company and Montgomery agreed that the Company was obligated to pay to Montgomery liquidated damages that had accrued and would continue to accrue in accordance with the registration rights agreement up to the date the registration statement was declared effective and, in consideration thereof, Montgomery waived the event of default solely related to the Company’s failure to have the registration statement declared effective by the scheduled effective deadline, provided that the registration statement was declared effective by February 14, 2007.

On January 8, 2007 and February 7, 2007, the fifth and sixth thirty-day penalty periods began to run with applicable penalties of $22,082, and $22,523. These penalties, aggregating, $44,605, previously reported in selling, general and administrative expenses, have been reclassified and are now reported in “Loan cost amortization and related financing expense” on the accompanying consolidated statement of operations. The Company had also requested a waiver of the $22,523 penalty for the last period that commenced on February 7, 2007. The waiver request has been denied by the debenture holder.

8. Major Distributor:

At June 30, 2007, one distributor comprised 88.6% of the Company’s trade receivables. This distributor comprised 82.9% and 57.8% of the Company’s revenues for the six-month periods ended June 30, 2007 and 2006, respectively.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

9. Subsequent Events:

A. March 2006 Debenture Conversions:

Through August 7, 2007 the debenture holder converted an additional $17,900 of debt principal for an aggregate of 9,000,000 common shares. On July 11, 2007, $8,000 was converted into 2,000,000 shares at a conversion price of $0.004. On July 19, 2007, $5,000 was converted into 2,083,333 shares at a conversion price of $0.0024. On August 1, 2007, $2,900 was converted into 2,416,667 shares at a conversion price of $0.0012. On August 7, 2007, $2,000 was converted into 2,500,000 shares at a conversion price of $0.0008. The August 7th conversion reduced the outstanding debenture principal to $947,100.

B: Prospective Financing Transactions:

In August 2007, the debenture holders consented to the following proposed financing transactions as set forth in (i) thru (v):

(i) The Company to increase its authorized common shares from five hundred million to two billion and to authorize ten million shares of “blank-check” preferred stock; a majority of the Company’s stockholders also consented to these proposals.

(ii) Certain existing debt of up to $2,500,000 to be converted, no later than November 1, 2007, to new convertible preferred. The new preferred to be convertible into common stock at the same time on a pro-rata basis to, and at the volume weighted average price of, conversions by the debenture holders.

(iii) A private offering by the Company, no later than November 1, 2007, of approximately $1,000,000 of new convertible preferred stock; the preferred to be convertible into common after the debenture holders convert all amounts outstanding under the debentures; the conversion price to be equal to the volume weighted average conversion price of all conversions.

(iv) The debentures’ maturity dates each to be extended one year to March 7, 2009 and March 16, 2010, respectively. As consideration for the extensions, the Company to grant warrants to purchase, on a cashless basis, three million shares of its common stock at a price of $0.004 per share.

(v) The Company to adopt a stock incentive plan of up to ten million shares, no later than August 31, 2007.

In connection with the above proposed transactions and related consents, the two executive officers of the Company each agreed to waive one-half of their salaries over the next four fiscal quarters through June 30, 2008.

C. Related Party Transaction:

In June and July of 2007, the Company paid a total of $22,000 to a stockholder/former officer in partial payment of certain delinquent obligations, reducing the balance of those obligations to approximately $38,000. In August 2007, the Company consented to the assignment by the former officer of those obligations as well as a deferred note payable together with related accrued interest due to the former officer. The assignment, in the aggregate amount of approximately $195,000, was made to one of the Company’s principal stockholders, who is also a director and executive officer of the Company. In connection with this transaction, the parties exchanged mutual releases for any claims each may have had against the other.

10. Recent Accounting Pronouncements:

(a) In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure eligible items at fair value at specified election dates. The statement requires reporting unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for the Company for fiscal years beginning after November 15, 2007. The Company does not believe the provisions of this standard will have any impact on its consolidated financial statements.

(b) In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans” (“SFAS 158”). This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in the year in which they occur, in other comprehensive income. This recognition provision and the related disclosures are effective for the Company at the end of fiscal 2007. The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, effective for the Company for fiscal 2008. The Company does not believe this standard will have any impact on its consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

10. Recent Accounting Pronouncements - (Continued):

(c) In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the provisions of this standard will have any impact on its consolidated financial statements.

(d) In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on the technical merits. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for the Company as of the beginning of fiscal 2007. Adoption of this standard had no effect on the Company’s interim consolidated financial statements. (See Note 3B).

(e) In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 relates to revenue-producing activities, such as sales, value added, and some excise taxes, between a seller and a customer. The EITF concluded that entities should present these taxes in the income statement on either a gross or a net basis based on their accounting policy. However, if gross presentation is elected, the amount of these taxes is to be disclosed in interim and annual financial statements. EITF 06-3 became effective for the Company as of the beginning of fiscal 2007; its adoption had no effect on the Company’s interim consolidated financial statements.

(f) In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB No. 133 and 140. The purpose of SFAS Statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity’s first fiscal year beginning after September 15, 2006. Adoption of this standard had no effect on the Company’s interim consolidated financial statements.

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

Revenue Recognition

We earn a fee for each telephone solicitor’s call attempt (whether or not the call is completed) which generates a query to a data base of Do-Not-Call telephone numbers. We establish the price for this service. Through our principal subsidiary, we have an annually renewable contract with our data base distributor to perform the following functions: (1) provide connectivity to the telephone companies and access database information from the database that we manage, update and maintain, as required to operate the telephone call processing platform. This platform is where the telephone call queries are routed from the telemarketers over various telephone carrier networks; (2) contract with telephone carriers to sell our TeleBlock® service to their end users; (3) provide billing and collection services.

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

Results of Operations for the Periods Ended June 30, 2007 Compared to the Periods Ended June 30, 2006

The table below presents the Company’s consolidated results of operations for the applicable periods as a percentage of sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	100.0	100.0	100.0	100.0
Cost of revenues	49.0	36.7	49.9	36.9

Gross margin	51.0	63.3	50.1	63.1

Operating expenses:
Selling, general and administrative expenses	71.5	95.7	76.8	109.9
Interest expense	27.3	31.5	30.8	33.8
Loan cost amortization and related financing expense	25.9	12.4	30.7	10.0

Total operating expenses	124.7	139.6	138.3	153.7

Net loss	(73.7)	(76.3)	(88.2)	(90.6)

Revenues for the three months ended June 30, 2007 were $476,674 compared to revenues of $371,942 for the corresponding period in 2006. This increase of $104,732, or 28.2%, was principally attributable to increased revenues from VeriSign, our principal TeleBlock distributor. Revenues from VeriSign comprised 82.8% and 60.9% of the Company’s second quarter revenues for 2007 and 2006, respectively. An increase of 65 million call counts for our TeleBlock service increased the Company’s revenues by $165,526 for the second quarter; the Company also generated additional revenue of $36,753 from other revenue sources including its online guides, VoIP services, and our new product, Enhanced Caller ID. In July of 2006, we began charging a database administration fee to TeleBlock subscribers that covers customer database maintenance and upgrades. Additionally, the Company premiered its online Registration Guide in August 2006. This guide streamlines completion of State Do-Not-Call commercial registration requirements for telemarketers and supplements our existing online Regulatory Guide. In May 2007, the company introduced a new product, Enhanced Caller ID, to our existing TeleBlock customers.

This substantial increase in revenues for the quarter was offset by a $97,547, or 94.6%, decline in revenues earned from VarTec Communication Inc., a former TeleBlock distributor. This decrease was a consequence of VarTec’s loss of customer base that resulted from its bankruptcy filing during 2004. This in turn translated into significantly lower related revenues for the Company. In August 2006, the remaining TeleBlock customers on the VarTec platform were transferred to VeriSign’s platform. VeriSign’s call counts for the second quarter of 2007 included approximately 8.4 million calls that were attributable to former VarTec customers. These calls generated additional revenues of approximately $21,000.

Revenues for the six months ended June, 2007 were $839,082 compared to revenues of $682,084 for the corresponding period in 2006, an increase of $156,998, or 23.0%. This improvement was driven by the same factors that contributed to the increase in quarterly revenues described above - a revenue increase of $300,630 from VeriSign due to a gain of 114.6 million call counts for our TeleBlock service. Revenues from VeriSign comprised 82.9% and 57.8% of the Company’s six month revenues for 2007 and 2006, respectively. Our online regulatory and registration guides, VoIP services, database management fee to TeleBlock subscribers, and our new product, Enhanced Caller ID, generated total additional revenue of $53,141.

This substantial increase in the six month revenues was offset by the same factors that occurred in the current quarter as described above. Revenues earned from VarTec Communication Inc., a former TeleBlock distributor, declined by $196,773, or 94.3%, as a consequence of VarTec’s loss of customer base resulting from its 2004 bankruptcy filing. VeriSign’s call counts for the first six months of 2007 included approximately 17.7 million calls that were attributable to former VarTec customers. These calls generated additional revenues of approximately $44,000.

Cost of revenues for the 2007 second quarter totaled $233,432, an increase of $96,928, or 71.0%, compared to $136,504 for the 2006 quarter. Fees payable to our principal distributor, Verisign, increased by $66,883 as a result of the additional 65 million calls hosted on their database. In addition, fees charged for production and back-up site hosting increased by approximately $11,857. Finally, costs of revenues increased an additional $18,188 from depreciation taken on software developed for the new online registration guide, increased costs associated with the higher revenues generated from both the new online registration guide and VoIP revenues as well as costs associated with our new product, Enhanced Caller ID.

Cost of revenues for the six months ended June 30, 2007 totaled $418,756, an increase of $167,332, when compared to cost of revenues of $251,424 for the same period last year. Fees payable to our principal distributor, VeriSign, increased by $116,992 as a result of the additional 114.6 million calls hosted on their database. Production and back-up site hosting fees increased by approximately $21,939. Other costs of revenues -for increased software amortization expense and higher costs associated with the revenue gains for our online guides, VoIP services and our new caller ID product - increased by an aggregate of $28,401.

As a percentage of sales, cost of revenue for the current quarter and year-to-date periods increased to 49.0% from 36.7% and to 49.9% from 36.9%, respectively, compared to those periods last year. The increases of 12.3% and 13.0% reflect the current cost structure of the Company’s TeleBlock business and the effect of the virtual elimination of revenue directly from VarTec, which revenue previously had a much lower cost of sales than VeriSign. As a percentage of revenue, costs of sales related to VeriSign sourced revenue was 49.6% in 2007 and 50.8% in 2006 for the quarterly periods and 50.6% in 2007 and 53.1% in 2006 for the year-to-date periods.

Selling, general, and administrative expenses decreased by $15,207, or 4.3%, to $340,725 for the three months ended June 30, 2007 compared to $355,932 for the same period last year. Certain operating expenses decreased as a direct result of Company-wide cost cutting measures applicable to salaries and benefits, advertising, consulting fees, and commissions. Salaries and benefits decreased by $46,026 due to the elimination of sales and administrative personnel. Advertising decreased by $11,058 due to reduced expenses for conventions and trade shows. Consulting fees were reduced by $10,825. Sales commissions and other expenses in this category decreased by the net amount of $7,853. These decreases were offset by an increase in professional fees of $60,555, principally due to increased legal and auditing fees associated with public reporting requirements.

For the six months ended June 30, 2007, selling, general, and administrative expenses totaled $644,404 and were $105,465, or 14.1%, lower than selling, general, and administrative expenses of $749,869 for the same period last year. The net decrease was the direct result of Company-wide cost cutting measures; the reductions were very similar to and reflective of the changes addressed in the quarterly discussion above. Salaries and benefits decreased by $84,505; related travel and reimbursed expenses decreased by $23,487; advertising decreased by $24,755; consulting fees decreased by $24,112; commissions and other expenses in this category decreased by the net amount of $25,268. These decreases were offset by an increase in professional fees of $76,662.

As a percentage of sales, selling, general, and administrative expenses for the quarter were 71.5% in 2007 and 95.7% in 2006, principally reflecting the significant sales gain and the relatively modest reduction in the expense category. By comparison, the gross margins for the quarter were 51.0% in 2007 and 63.3% in 2006. For the six month periods, the expense categories were 76.8% in 2007 and 109.9% in 2006, compared to the respective gross margins of 50.1% and 63.1%. The Company believes the trends in these two ratios may be a key indicator of its future operating prospects. The net shortfall in these ratios has decreased to 20.5% from 32.4% for the quarter and to 26.7% from 46.8% for the six months, reflecting net improvements of 11.9% for the quarter and 20.1% for the six months. Thus, although the gross margins have decreased, principally due to the change in the mix of costs of revenues, the decrease in selling, general, administrative expenses as a percentage of gross revenue has more than offset that decrease. In dollar amounts, the shortfalls have decreased for the quarter by $23,011, or 19.1%, to $97,483 in 2007 from $120,494 in 2006 and for the year-to-date period by $95,131, or 29.8%, to $224,078 in 2007 from $319,209 in 2006.

Quarterly interest expense increased by $13,263, or 11.3%, to $130,491 in 2007 from $117,228 in 2006. Increases in interest related to aggregate loan penalties of $148,686 incurred on the March 2006 $1,000,000 debenture, increases in short-term borrowings in the later half of 2006 and interest on the March 2007 $150,000 debenture as well as a new related party loan of $57,500. Decreased interest charges related to capitalized leases; the financed purchase of treasury stock, and the secured note payable. Interest expense increased by $27,199, or 11.8%, to $257,924 for the 2007 six months compared to $230,725 for the same period of 2006. The components of the change in this category closely paralleled the changes in the quarterly period.

As a percentage of sales, interest expense decreased for the quarter by 4.2% to 27.3% in 2007 from 31.5% in 2006 and for the year-to-date period by 3.0% to 30.8% in 2007 from 33.8% in 2006. Of the interest expense reported for the 2007 quarter and six months, approximately 72% and 90%, respectively, did not require a cash payment; such interest was added to debt principal balances that the holder may convert or which the Company is negotiating to convert to equity. (See Liquidity and Capital Resources).

Loan cost amortization and related financing expense, including loan penalties increased in the current quarter by $77,232, or 167.2%, to $123,422 from $46,190, reflecting a full quarter’s amortization in 2007 for the costs associated with both the March 2006 and the March 2007 secured convertible debentures. For the 2007 six month period, this expense category increased by $189,360, or 277%, to $257,713 from $68,353. Registration costs of $543,557 related to the SB-2 filing were deferred until the SB-2 became effective on February 13, 2007. Amortization of these costs then commenced - over 13 months, the remaining life of the related secured convertible debenture. Accordingly, $90,436 and $153,155, respectively, of these costs were expensed in the 2007 quarter and year-to-date period. The amortization expense for these costs in each period is net of $35,000, charged directly against additional paid-in capital for the portion of the March 2006 debenture that was converted to the Company’s common stock during the second quarter. (See Note 6 to the Interim Consolidated Financial Statements).

As our registration statement became effective on February 13, 2007, there were no additional related loan penalties during the 2007 quarter; we incurred penalties of $20,000 during the same period last year. The Company incurred penalties, due to the late effectiveness of the registration statement, of $44,605 in January and February of 2007. The registration rights agreement with Montgomery required the Company to pay liquidated damages on the secured convertible debentures in the amount of 2% of the note principal for every thirty-day period until the registration statement became effective. The Company’s request for a waiver of the $22,523 penalty applicable to the last six-day period has been denied. (See Note 7 to the Interim Consolidated Financial Statements). These penalties are now combined with loan cost amortization expense on the accompanying statement of operations. As a percentage of sales, loan cost amortization and related financing expense increased for the quarter by 13.5% to 25.9% in 2007 from 12.4% in 2006. For the year-to date period, as a percentage of sales, this expense category increased by 20.7% to 30.7% in 2007 from 10.0% in 2006.

The Company assesses its current prospects for future profitability by separating its statement of operations into two principal components: (a) its business operations, represented by the gross margin to selling, general and administrative expense shortfall and (b) its total business financing expense, represented by the total of interest expense, loan cost amortization and other financing charges. Total business financing expense increased for the quarter by $90,495, or 55.4%, to $253,913 in 2007 from $163,418 in 2006 and for the year-to-date period by $216,559, or 72.4%, to $515,637 in 2007 from $299,078 in 2006. As a percentage of sales, total business financing expense increased for the quarter by 9.3% to 53.2% in 2007 from 43.9% in 2006 and for the year-to-date period by 17.6% to 61.5% in 2007 from 43.9% in 2006. Although 85.6% and 94.9% of total financing expense for the 2007 quarter and year-to-date period, respectively, did not require a cash payment, this expense will have a significant impact on the Company’s operating results over the next three fiscal quarters. The Company has obtained the principal debenture holder’s consent to extend the maturity of the original $1,000,000 debenture one year until March 7, 2009, which will have the effect of spreading the remaining $420,618 of deferred expense related thereto over seven fiscal quarters rather than three. Also, upon the Company’s ability to convert up to $2,500,000 of outstanding debt to equity, consented to by the debenture holders - but not assured to occur, interest expense would be reduced accordingly. (See Liquidity and Capital Resources and Note 9B to the condensed consolidated financial statements).

For the three and the six-month periods ended June 30, 2007 and 2006, the Company’s annual effective tax rate was estimated to be 0%. Accordingly no tax benefit was recognized in any such period. The Company and its subsidiaries had all been electing S-Corporations and therefore had not been subject to federal or state income taxes. Absent such elections, the Company’s losses would not have resulted in reported tax benefits, due to the uncertainty of future taxable income. Effective with the downstream merger of Compliance Systems Corporation into the public shell company on February 10, 2006, the Company and its subsidiaries all became C-Corporations. Future taxable losses, as well as those incurred from February 10, 2006 to December 31, 2006, will now be available to offset subsequent future taxable income, if any.

The Company’s quarterly net loss increased by $67,684, or 23.8%, to $351,396 in 2007 from $283,912 in 2006. For the year-to-date periods, the net loss increased by $121,428, or 19.6%, to $739,715 in 2007 from $618,287 in 2006. As a percentage of sales, the net loss decreased slightly by 2.6% to 73.7% from 76.3% for the quarter and by 2.4% to 88.2% from 90.6% for the year-to-date period. The relative stability in the net loss as a percentage of sales, compared to the reduction in the gross margin to selling, general and administrative expense shortfall previously discussed, underscores the effect of total business financing expense on the Company’s net loss.

Liquidity and Capital Resources

Cash used in operations was $75,326 and $95,442 for the 2007 and 2006 six-month periods, respectively, comprised of the net loss, reduced by non-cash items of $514,713 and $309,628, plus or minus the effect of changes in assets and liabilities. The net loss as adjusted for non-cash items was $225,002 for the six months ended June 30, 2007, compared to $308,659 for the same period last year. This decrease of $83,657 was due to an increase in loan cost amortization of $164,755, a decrease in other depreciation and amortization of $1,837, an increase in interest and penalty that was effectively financed of $42,167, offset by a higher net loss of $121,428. The other changes in assets and liabilities decreased the Company’s net cash used in operations by $149,676 and $213,217 for the six months ended June 30, 2007 and June 30, 2006, respectively.

Cash used in investing activities was $6,790 in 2007 and $52,343 in 2006, a decrease of $45,553, due principally to decreased expenditures for property and equipment of $38,960.

Cash provided from financing activities was $53,047 in 2007 and $71,597 in 2006, a decrease of $18,550. Cash from financing activities in 2007 was generated from the issuance of the new $150,000 secured debenture and a related party loan of $57,500. Long-term debt proceeds in 2006 were $395,946, net of accrued interest deducted. Payments for deferred loan and related costs decreased by $193,837 to $72,867 in 2007 from $266,704; repayments of long term debt decreased by $53,120 to $63,145 in 2007 from $116,265 in 2006; and demand loan repayments totaled $18,441 in 2007, compared to net proceeds from demand loans in 2006 of $46,120.

The net decrease in cash was $29,069 in 2007 and $76,188 in 2006.

The Company’s working capital deficit was $5,184,704 as of June 30, 2007 compared to a deficit of $3,535,383 as of December 31, 2006. The Company’s working capital deficit increased by $1,649,321, principally reflecting the reclassification to a current liability of the March 2006 debenture in the amount of $1,257,039. At June 30, 2007 this debenture is due in less than one year. However, the Company has obtained the debenture holders’ consent to extend the maturity dates of each debenture by one year. Accrued officers’ salaries increased by $180,000 and current maturities of long-term debt increased by $278,225. Current assets increased by $31,170 or 11.5% to $302,234, due to increases in accounts receivable of $41,617 and prepaid expenses of $18,622, offset by a decrease in cash of $29,069. Current liabilities increased by $1,680,491 or 44.1%. Except for the new $150,000 debenture and other long-term debt maturities of $57,253, all trade and funded debt are classified as current liabilities.

At June 30, 2007, the Company owes $965,000 of principal, $148,686 of penalties, plus accrued interest of $143,353 under the March 2006 debentures and also owes $154,357 on the March 2007 debenture. During the second quarter 2007, $35,000 of the March 2006 debenture was converted to 1,283,482 shares of the Company’s common stock. In July and August of 2007 an additional $17,900 of debenture principal was converted into 9,000,000 additional shares. The debentures are convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of: (i) $0.10, or (ii) 80% of the lowest price per share in the last reported trade of our common stock on the Pink Sheets or on the exchange which the common stock is then listed, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date, which conversion price may be adjusted from time-to-time pursuant to certain other terms of the debentures. At maturity, the remaining unpaid principal and accrued interest under these debentures will be, at our option, either paid or converted into shares of the Company’s common stock at a conversion price calculated pursuant to the above-described formula. The debentures bear interest at 10% per annum and are secured by a related security agreement covering all of our assets not otherwise specifically pledged.

The Company’s primary need for cash during the next twelve months is to satisfy trade payables, debt principal and interest payments, and current operating costs. The Company has received its debenture holders’ consent to convert up to $2,500,000 of existing debt to a proposed series of “blank-check” convertible preferred stock. Current cash flow requirements are expected to be approximately $240,000 per month, including payroll, rent, utilities, insurance, and professional fees. The Company’s two executive officers have each agreed to reduce their current annual salaries from $240,000 to $120,000 over the next four fiscal quarters. These two officers have been deferring significant amounts of their salaries for the past few years. At June 30, 2007, a total of $490,000 of salaries is owed to the two officers. In connection with the salary reduction, certain deferred amounts may be repaid. The Company has most recently been receiving approximately $140,000 a month from its current customer base.

The Company is encouraged by recent sales gains and reductions in its operating shortfall of gross margin to selling, general and administrative expenses. Under favorable sales, cost and expense projections, the Company anticipates its operations may become cash-flow neutral by the end of the first quarter of fiscal 2008. However, until cash-flow neutral operations are attained, of which there can be no assurance, additional capital will be required to finance current operations as well as any growth. The Company’s debenture holders have consented to the private offering by the Company of up to $1,000,000 of new convertible preferred stock. If successfully raised, such amount is reasonably expected to first fund the Company’s operating shortfalls for the next three fiscal quarters, and if any excess proceeds exist, to finance expansion of the Company’s business. In addition, the debenture holders have consented to extend the maturity dates of each debenture by one year to March 7, 2009 and March 16, 2010. In connection with the financing plans, the Company will authorize 10,000,000 shares of “blank-check” preferred stock and increase the authorization of common shares from five hundred million shares to two billion shares. A majority of the Company’s stockholders have consented to the share-related proposals.

The Company’s continued losses and stockholders’ and working capital deficits raise substantial doubt about its ability to continue as a going concern. Management continues to seek financing, increase sales, control or reduce costs and attain profitable operations. There is no assurance that the Company will be successful in these endeavors. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. (See Notes 2 and 9 to the condensed consolidated financial statements).

Item 3. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION:

Item 1: Legal Proceedings:

Not applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds:

Not applicable.

Item 3: Defaults Upon Senior Securities:

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders:

Not applicable.

Item 5: Other Information:

Not applicable.

Item 6: Exhibits and Reports on Form 8-K:

Exhibits: None

Reports on Form 8-K:

None

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 17, 2007	By: /s/ Dean Garfinkel Dean Garfinkel, Chairman of the Board, President and Chief Executive Officer

Date: August 17, 2007	By: /s/ Barry M. Brookstein Barry M. Brookstein, Director, Treasurer, Chief Financial Officer and Principal Accounting Officer