Form 10QSB
period 2007-09-30
COMPLIANCE SYSTEMS CORP
filed 2007-11-14
CIK 1206133

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 9, 2007, 120,351,238 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
INDEX

Page
PART I: FINANCIAL INFORMATION:

Item 1: Financial Statements:

Condensed Consolidated Balance Sheet as of September 30, 2007 - (Unaudited)	2

Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2007
and 2006 - (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2007
and 2006 - (Unaudited)	4

Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)	5-10

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements	11

Critical Accounting Policies	11

Results of Operations	12

Liquidity and Capital Resources	15

Item 3: Controls and Procedures	17

PART II: OTHER INFORMATION:

Item 1: Legal Proceedings	18

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3: Defaults Upon Senior Securities	18

Item 4: Submission of Matters to a Vote of Security Holders 18

Item 5: Other Information	18

Item 6: Exhibits	18

Signatures	19

Exhibit 10.1: Form of Debenture Sold September 2007

Exhibit 10.2: August 7, 2007 Letter Between the Company and Cornell

Exhibit 31: Section 302 Certifications

Exhibit 32: Section 906 Certifications

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET - (Unaudited)
SEPTEMBER 30, 2007

ASSETS:
Current Assets:
Cash	$533,340
Accounts receivable	210,231
Prepaid expenses and other current assets	92,062
Total Current Assets	835,633

Property, equipment and capitalized software costs, net	170,240

Deferred loan and related costs, net	259,315

Other assets	40,260

Total Assets	$1,305,448

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current Liabilities:
Short-term and demand notes payable	$427,036
Accounts payable and accrued expenses	466,249
Accrued officers’ salaries	460,000
Current maturities of long-term debt, principally to related parties	2,920,359
Total Current Liabilities	4,273,644

Secured convertible debentures and related accrued interest	1,860,914

Other long-term debt, less current maturities	51,130

Deferred service revenue, sub-lease income and other deferred credits	66,060

Total Liabilities	6,251,748

Commitments and Contingencies - See Notes

Stockholders’ Deficit:
Common stock, $.001 par value; authorized - 500,000,000 shares, issued and outstanding - 96,107,072 shares	96,107
Par value of common stock issued upon debt conversion in excess of additional paid-in capital	(27,010)
Accumulated deficit	(5,015,397)
Total Stockholders’ Deficit	(4,946,300)

Total Liabilities and Stockholders’ Deficit	$1,305,448

See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006

Revenues	$509,190	$387,994	$1,348,273	$1,070,078
Cost of revenues	248,611	178,832	667,368	430,256

Gross margin	260,579	209,162	680,905	639,822

Operating expenses:
Selling, general and administrative expenses	267,501	342,767	911,905	1,092,636
Interest expense	134,506	116,739	392,430	347,464
Loan cost amortization and related financing expense	36,280	47,247	293,993	115,600

Total operating expenses	438,287	506,753	1,598,328	1,555,700

Net loss	$(177,708)	$(297,591)	$(917,423)	$(915,878)

Basic and diluted per share data:
Loss per share	$(.00)	$(.01)	$(.02)	$(.02)

Weighted average shares outstanding	65,710,847	50,000,000	55,391,183	48,901,099

See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
Nine-Month Periods Ended September 30, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(917,423)	$(915,878)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	97,350	108,899
Amortization of deferred charges and intangibles	250,513	77,531
Interest/penalty financed, accrued and not paid, or imputed on related party and other debt obligations	330,790	293,668
Changes in assets and liabilities:
Accounts receivable	(52,786)	(22,957)
Prepaid expenses and other current assets	17,744	61,637
Accounts payable and accrued expenses	38,576	206,752
Accrued officers’ compensation	150,000	187,500
Deferred credits	(7,250)	42,084
Total adjustments	824,937	955,114
Net cash (used in) provided by operating activities	(92,486)	39,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, equipment and capitalized software	(23,007)	(51,698)
Deposits and other	5,948	(645)
Net cash used in investing activities	(17,059)	(52,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred loan and related costs	(84,359)	(345,615)
Short-term and demand loan proceeds, net of repayments	(34,289)	36,692
Proceeds from issuance of secured convertible debenture	600,000
Proceeds from issuance of long-term debt	150,000	395,946
Proceeds from related party loans	57,500
Repayments of long-term debt	(92,664)	(159,013)
Net cash provided by (used in) financing activities	596,188	(71,990)

NET INCREASE (DECREASE) IN CASH	486,643	(85,097)
CASH - beginning of period	46,697	96,872
CASH - end of period	$533,340	$11,775

SUPPLEMENTAL INFORMATION - Interest paid	$106,285	$94,196

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed	$42,884	$54,220
Stockholder collateral pledge value	$1,637	$1,877
Imputed interest on non-interest bearing convertible debenture	$2,166	$-
Conversion of secured convertible debenture to equity	$216,600	$-
Additional paid-in capital applied to deferred cost amortization	$160,436	$-

See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

1. Basis of Presentation:

The accompanying unaudited interim condensed consolidated financial statements of Compliance Systems Corporation and Subsidiaries (the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and Item 310(b) of Regulation S-B and pursuant to the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The accompanying unaudited interim condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Special Financial Report on Form 10-KSB 15d-2 for the fiscal year ended December 31, 2006.

2. Liquidity and Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations in its last four fiscal years as follows: 2006: $1,242,531; 2005: $1,241,945; 2004: $1,293,769; and 2003: $1,880,508. The Company incurred a net loss of $917,423 for the nine months ended September 30, 2007. At such date, the Company has a stockholders’ deficit of $4,946,300 and a working capital deficit of $3,438,011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Such continuation is dependent upon the Company’s ability to obtain sufficient financing for its business, restructure existing debt and maintain satisfactory relationships with its creditors, generate increased revenues and operate profitably.

The Company continues to seek additional financing. The Company’s registration statement on Form SB-2 became effective on February 13, 2007. The Company’s common stock began trading on the OTC Bulletin Board on May 9, 2007 under the symbol “COPI.” The Company’s principal convertible debenture holder converted $216,600 of debenture principal into common stock through the third quarter of 2007 and an additional $135,814 through November 9, 2007. Management is hopeful that should an adequate trading market develop for its common stock, of which there is no assurance, the Company’s prospects for obtaining additional financing and converting its existing debt will improve. In August 2007, management of the Company obtained the consent of the holders of its March 2006 and March 2007 convertible debentures (“Original Debentures”) to pursue several prospective financing transactions, including the conversion to a proposed series of new convertible preferred stock of up to $2,500,000 of existing debt and the sale by private offering of non-interest bearing secured convertible debentures (“New Debentures”) of which the Company has already issued $600,000. It is anticipated that the Original Debentures will be retired to the extent that the Company raises in excess of $1,000,000. The issuance of the preferred stock, the New Debentures and their subsequent conversions into common stock are subject to various conditions and restrictions. In addition, the Original Debenture holders have extended by one year the maturity date of each debenture in exchange for an aggregate of 3,000,000 common stock purchase warrants, exercisable at $0.004 per share. Also, the Company is increasing its authorized common stock from 500 million shares to two billion shares. Lastly, the two executive officers of the Company each have reduced their salaries by one-half during the third quarter 2007; this will continue over the next three fiscal quarters through June 30, 2008. Management anticipates using the net proceeds of the New Debentures to expand its business. There is no assurance that the Company will be successful in these endeavors. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. (See Note 10).

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

3. Significant Accounting Policies Applicable to Interim Financial Statements:

A. Amortization of Deferred Loan and Related Costs:

Accounting, legal fees and other costs related to the Company’s registration of its common stock have been capitalized. At the effective date of the registration statement, the amount of these accumulated costs was $543,557. These costs are being amortized from the effective date to the related loan’s extended maturity date of March 7, 2009. Such amortization was $369,755 for the nine months ended September 30, 2007; $153,155 was charged to loan cost amortization expense and $216,600 was charged directly against paid-in capital as that amount of the debenture was converted to equity. The unamortized balance of these costs at such date was $173,802. Future quarterly amortization will be $29,795 in fiscal 2007 and 2008 and $24,827 for the first quarter of fiscal 2009. The above amounts for each fiscal quarter will be charged either directly against paid-in capital to the extent of conversions to equity of the secured debenture or to amortization of loan cost expense, as applicable.

Deferred loan costs continue to be amortized over the remaining terms of the Original Debentures. The maturity dates of each of the Original Debentures were extended by one year on September 24, 2007. Accordingly, the amortization periods of the March 2006 and March 2007 debentures were extended to March 7, 2009 and March 16, 2010, respectively. During the third quarter of 2007, $181,600 of debentures was converted to equity. The proportionate amounts of unamortized loan costs related to the converted amounts, aggregating $9,557, were expensed when the conversions occurred. The total loan cost amortization charged to expense for the nine months ended September 30, 2007, including $12,136 expensed upon conversions, was $95,908. The unamortized balance of these loan costs at September 30, 2007 was $61,446. The scheduled amortization of these costs for the next ten fiscal quarters is as follows: December 2007, March, June, September, and December 2008: $8,618 per quarter; March 2009: $7,645; June, September, and December 2009: $2,794 per quarter; and March 2010: $2,329. The quarterly amounts actually expensed will vary from those listed above in periods when debentures are converted as proportionate remaining loans costs are expensed upon such conversions.

Loan costs attributable to the New Debentures are being capitalized and amortized over the term of the debenture. Such costs totaled $11,493 as of September 30, 2007.

The Company incurred loan extension costs of $12,900 when the Original Debenture holders agreed to extend the terms of the Original Debentures by one year in exchange for 3,000,000 common stock purchase warrants, exercisable at $.004 per share. These costs are being expensed over the remaining terms of the Original Debentures.

B. Income Taxes:

Income tax benefits resulting from net losses incurred for the nine months ended September 30, 2007 and 2006 were not recognized as the Company’s annual effective tax rate was estimated to be 0%. (See Note 11(d)).

C. Reclassifications:

Certain items in the 2006 financial statements have been reclassified to conform to the presentation for 2007; as discussed in Note 8, penalties have been reclassified for all periods presented. These reclassifications have no effect on operating results.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

4. March 2007 Secured Convertible Debenture:

On March 16, 2007, the Company issued $150,000 of secured convertible debentures (Original Debentures) to YA Global Investments LP, formerly known as Cornell Capital Partners, LP (“Cornell”), an affiliate of Montgomery Capital Partners, LP (“Montgomery”), on terms substantially similar to those of the debentures issued in March 2006. The Company contemporaneously paid commitment and related fees of $27,500. These debentures originally matured on March 16, 2009 and accrued interest at 10 percent per annum, calculated on a 365-day year, payable at maturity. On September 24, 2007, the maturity date was extended by one year to March 16, 2010. In consideration for this extension and the extension of the March 2006 debentures by one year, Montgomery received warrants for the purchase of 3,000,000 in common stock at a conversion price of $.004 per share. The debenture principal and accrued interest thereon is convertible into the Company’s common stock at the holder’s option at a price equal to the lesser of a fixed or variable conversion price. The fixed conversion price is $0.10 per share. The variable conversion price is set at 80% of the lowest volume weighted average price of the Company’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding conversion. The fixed price remains subject to standard as well as specific anti-dilution provisions, if during the term of the debenture, the Company issues common stock or stock purchase rights of any kind at a lower price. As a condition of the March 2007 debenture, the Company pledged into escrow 3,000,000 previously un-issued shares of its common stock. Such shares are treated as conditionally issuable and are not considered outstanding unless and until released from escrow to Cornell in the event of default on the debenture. The agreements prohibit the Company, without Cornell’s consent, from: (i) selling capital stock at a price less than the stock’s closing bid price immediately before such sale; (ii) granting other security interests other than for business equipment not in excess of $50,000 per year; and (iii) filing a registration statement on Form S-8. Cornell also has a refusal right to match the terms of any proposed equity capital raise by the Company.

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

5. Non-Interest Bearing Secured Convertible Debentures:

The Company is seeking accredited investors to purchase non-interest bearing secured convertible debentures (New Debentures). It is anticipated that funds raised in excess of $1,000,000 will be used to retire the Original Debentures. During September 2007, $600,000 of the New Debentures were issued to two individuals, one of whom is an exisitng shareholder of the Company. The debenture principal will automatically convert into shares of the Company’s common stock on the earlier of (i) five days following the full and complete conversion by Cornell of all amounts outstanding under the Original Debentures previously issued by the Company to Cornell or (ii) October 31, 2010. The conversion price in effect on the conversion date will equal the volume weighted average conversion price per share of all conversions of the Cornell Original Debentures.

6. Other Loan and Related Transactions:

A. Related Party Loan:

In May and June of 2007, a company controlled by one the Company’s officers/principal stockholders loaned the Company $57,500, due on demand, with interest at the rate of twelve percent per annum.

B. Third Party Loans:

On July 31, 2007, an existing shareholder loaned the Company $100,000, payable on demand. This short-term obligation earned interest at ten percent per annum and was satisfied on September 24, 2007, together with interest of $1,333.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

6. Other Loan and Related Transactions - (Continued):

C. Extension of Existing Loans:

In June 2007, a nine percent note due June 30, 2007 to an unrelated individual was extended until January 2, 2009. On September 24, 2007, the maturity dates on the Original Debentures were extended by one year. The March 7, 2006 convertible debenture now matures on March 7, 2009 and the March 16, 2007 convertible debenture now matures on March 16, 2010.

D. Imputed Interest Expense:

Interest expense includes imputed interest of $3,803 and $1,877 for the nine months ended September 30, 2007 and 2006, respectively. Of the $3,803 imputed in 2007, $1,637 represents the effect of a reduction in the interest rate on a bank loan secured by personal assets of an officer/stockholder. The balance of $2,166 represents the amount of interest that would have been paid on the New Debentures as if interest accrued. The imputed interest is offset by an increase in additional paid-in capital of an equivalent amount.

E. Related Party Transaction:

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

F. Deferred Officers’ Compensation:

An officer of the Company received $30,000 in previously deferred compensation from the Company during the third quarter 2007.

7. March 2006 Debenture Conversions:

Under the terms of the March 2006 debenture, the debenture holder converted a portion of the $1,000,000 debenture during the second and third quarters of 2007. This debenture is convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of: (i) $0.10, or (ii) 80% of the lowest price per share in the last reported trade on the exchange which the common stock is then listed, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The debenture holder received a total of 46,107,072 shares of the Company’s common stock via multiple conversions with an average conversion price of $0.0047 per share. As of September 30, 2007, the principal outstanding on the March 2006 debenture was $783,400. Subsequent to September 30, 2007, additional debt totaling $135,814 was converted into an aggregate of 24,244,166 common shares. (See Note 10A)

8. Penalty for Late Effectiveness of the Registration Statement:

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

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

8. Penalty for Late Effectiveness of the Registration Statement - (Continued):

On January 8, 2007 and February 7, 2007, the fifth and sixth thirty-day penalty periods began to run with applicable penalties of $22,082, and $22,523. These penalties, aggregating, $44,605, previously reported in selling, general and administrative expenses, have been reclassified and are now reported in “Loan cost amortization and related financing expense” on the accompanying consolidated statement of operations. The Company had requested a waiver of the $22,523 penalty for the last period that commenced on February 7, 2007. The waiver request was denied by the debenture holder.

9. Major Distributor:

At September 30, 2007, one distributor comprised 92.6% of the Company’s trade receivables. This distributor comprised 84.6% and 67.1% of the Company’s revenues for the nine-month periods ended September 30, 2007 and 2006, respectively.

10. Subsequent Events:

A. March 2006 Debenture Conversions:

Through November 9, 2007 the debenture holder converted an additional $135,814 of debt principal for an aggregate of 24,244,166 common shares at volume weighted average conversion price of $0.0056. The latest conversion reduced the outstanding debenture principal to $647,586.

B: Prospective Transactions:

In August 2007, Cornell and Montgomery consented to the following proposed transactions as set forth in (i) thru (v):

(i) The Company to increase its authorized common shares from five hundred million to two billion and to authorize ten million shares of “blank-check” preferred stock; a majority of the Company’s stockholders also consented to these proposals.

(ii) Certain existing debt of up to $2,500,000 to be converted, no later than November 1, 2007, to new convertible preferred. The new preferred is to be convertible into common stock concurrently on a pro-rata basis to, and at the volume weighted average price of, conversions by the Original Debenture holders.

(iii) A private offering by the Company, no later than November 1, 2007, of approximately $1,000,000 of new convertible securities; the securities will be convertible into common after the Original Debenture holders convert all amounts outstanding under said debentures; the conversion price to be equal to the volume weighted average conversion price of all conversions.

(iv) The Original Debentures’ maturity dates each to be extended one year to March 7, 2009 and March 16, 2010, respectively. As consideration for the extensions, the Company to grant warrants to purchase, on a cashless basis, three million shares of its common stock at a price of $0.004 per share.

(v) The Company to adopt a stock incentive plan of up to ten million shares, no later than August 31, 2007.

In connection with the above proposed transactions and related consents, the two executive officers of the Company each agreed to reduce their salaries by one-half for a year, beginning July 1, 2007 through June 30, 2008.

On September 24, 2007, the Company granted the warrants to purchase three million shares of its common stock and the maturity dates of the Original Debentures were extended (see (iv) above). Items (i) through (iii) and item (v) have not been completed as of the date of this filing. The Company is currently negotiating with Cornell to extend these completion dates. Management understands that the issuance of new convertible securities will result in significant dilution to the Company’s existing shareholders.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

11. Recent Accounting Pronouncements:

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

Revenue Recognition

We earn a fee for each telephone solicitor’s call attempt (whether or not the call is completed) which generates a query to a data base of Do-Not-Call telephone numbers. We establish the price for this service. Through our principal subsidiary, we have an annually renewable contract with our data base distributor to perform the following functions. (1) Provide connectivity to the telephone companies and access database information from the database that we manage, update and maintain, as required to operate the telephone call processing platform. This platform is where the telephone call queries are routed from the telemarketers over various telephone carrier networks. (2) Contract with telephone carriers to sell our TeleBlock® service to their end users. (3) Provide billing and collection services.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2007 Compared to the Three and Nine Month Periods Ended September 30, 2006:

The table below presents the Company’s consolidated results of operations for the applicable periods as a percentage of sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	100.0	100.0	100.0	100.0
Cost of revenues	48.8	46.1	49.5	40.2

Gross margin	51.2	53.9	50.5	59.8

Operating expenses:
Selling, general and administrative expenses	52.5	88.3	67.6	102.1
Interest expense	26.5	30.1	29.1	32.5
Loan cost amortization and related financing expense	7.1	12.2	21.8	10.8

Total operating expenses	86.1	130.6	118.5	145.4

Net loss	(34.9)	(76.7)	(68.0)	(85.6)

Revenues for the three months ended September 30, 2007 were $509,190 compared to revenues of $387,994 for the corresponding period in 2006. This increase of $121,196, or 31.2%, was principally attributable to increased revenues from VeriSign, its principal TeleBlock distributor. Revenues from VeriSign comprised 87.6% and 83.2% of the Company’s third quarter revenues for 2007 and 2006, respectively. An increase of 46 million call counts for its TeleBlock service increased the Company’s revenues by $109,514 for the second quarter; the Company also generated additional revenue of $31,553 from other revenue sources including its online guides, VoIP services, and its new product, Enhanced Caller ID. In July of 2006, the Company began charging a database administration fee to TeleBlock subscribers that covers customer database maintenance and upgrades. Additionally, the Company premiered its online Registration Guide in August 2006. This guide streamlines completion of State Do-Not-Call commercial registration requirements for telemarketers and supplements our existing online Regulatory Guide. In May 2007, the Company introduced a new product, Enhanced Caller ID, to its existing TeleBlock customers.

This substantial increase in revenues for the quarter was partially offset by a $19,871, or 81.0%, decline in revenues earned from VarTec Communication Inc., a former TeleBlock distributor. This decrease was a consequence of VarTec’s loss of customer base that resulted from its bankruptcy filing during 2004. This in turn translated into significantly lower related revenues for the Company. In August 2006, the remaining TeleBlock customers on the VarTec platform were transferred to VeriSign’s platform. VeriSign’s call counts for the third quarter of 2007 included approximately 9.8 million calls that were attributable to former VarTec customers. These calls generated additional revenues of approximately $25,000.

Revenues for the nine months ended September, 2007 were $1,348,273 compared to revenues of $1,070,078 for the corresponding period in 2006, an increase of $278,195, or 26.0%. This improvement was driven by the same factors that contributed to the increase in quarterly revenues described above - a revenue increase of $410,146 from VeriSign due to a gain of 160.8 million call counts from the Company’s TeleBlock service. Revenues from VeriSign comprised 84.6% and 67.1% of the Company’s nine month revenues for 2007 and 2006, respectively. Its online regulatory and registration guides, VoIP services, database management fee to TeleBlock subscribers, and the new product, Enhanced Caller ID, generated total additional revenue of $84,693.

This substantial increase in the nine month revenues was offset by the same factors that occurred in the current quarter as described above. Revenues earned from VarTec Communication Inc., a former TeleBlock distributor, declined by $216,644, or 92.9%, as a consequence of VarTec’s loss of customer base resulting from its 2004 bankruptcy filing. VeriSign’s call counts for the first nine months of 2007 included approximately 27.5 million calls that were attributable to former VarTec customers. These calls generated additional revenues of approximately $69,000.

Cost of revenues for the 2007 third quarter totaled $248,611, an increase of $69,779, or 39.0%, compared to $178,832 for the 2006 quarter. Fees payable to the Company’s principal distributor, Verisign, increased by $45,076 as a result of the additional 46 million calls hosted on its database. In addition, fees charged for production and back-up site hosting increased by approximately $15,000. Finally, costs of revenues increased an additional $9,703 from depreciation taken on software developed for the new online registration guide, increased costs associated with the higher revenues generated from both the new online registration guide and VoIP revenues as well as costs associated with Enhanced Caller ID.

Cost of revenues for the nine months ended September 30, 2007 totaled $667,368, an increase of $237,112, or 55.1%, when compared to cost of revenues of $430,256 for the same period last year. Fees payable to its principal distributor, VeriSign, increased by $162,069 as a result of the additional 160.8 million calls hosted on their database. Production and back-up site hosting fees increased by $36,939. Other costs of revenues - for increased software amortization expense and higher costs associated with the revenue gains for our online guides, VoIP services and its new caller ID product - increased by an aggregate of $38,104.

As a percentage of sales, cost of revenue for the current quarter and year-to-date periods increased to 48.8% from 46.1% and to 49.5% from 40.2%, respectively, compared to those periods last year. The increases of 5.9% and 23.1% reflect the current cost structure of the Company’s TeleBlock business and the effect of the virtual elimination of revenue directly from VarTec, which revenue previously had significantly lower cost of sales. As a percentage of revenue, costs of sales related to VeriSign sourced revenue was 50.2% in 2007 and 50.4% in 2006 for the quarterly periods and 52.1% in 2007 and 54.1% in 2006 for the year-to-date periods.

Selling, general, and administrative expenses decreased by $75,266 or 22.0%, to $267,501 for the three months ended September 30, 2007 compared to $342,766 for the same period last year. Certain operating expenses decreased as a direct result of Company-wide cost cutting measures applicable to salaries and benefits, advertising, consulting fees, insurance, and commissions. Two executive officers of the Company reduced their salaries by one-half in the third quarter resulting in a reduction of salaries and benefits of $64,590. Advertising decreased by $18,005 due to reduced expenses for advertising sponsorships. Consulting fees were reduced by $7,300. Sales commissions and other expenses in this category decreased by the net amount of $19,024. These decreases were offset by an increase in professional fees of $33,653, principally due to increased legal and auditing fees associated with public reporting requirements.

For the nine months ended September 30, 2007, selling, general, and administrative expenses totaled $911,905 and were $180,731, or 16.5%, lower than selling, general, and administrative expenses of $1,092,636 for the same period last year. The net decrease was the direct result of Company-wide cost cutting measures; the reductions were very similar to and reflective of the changes addressed in the quarterly discussion above. Salaries and benefits decreased by $147,396 of which $64,590 was attributable to the executive officers’ salary reduction and $82,806 was due to the elimination of sales and administrative personnel; related travel and reimbursed expenses decreased by $30,865; advertising decreased by $42,760; consulting fees decreased by $31,412; commissions and other expenses in this category decreased by the net amount of $38,613. These decreases were offset by an increase in professional fees of $110,315.

As a percentage of sales, selling, general, and administrative expenses for the quarter were 52.5% in 2007 and 88.3% in 2006, principally reflecting the significant sales gain and reductions in the expense category. By comparison, the gross margins for the quarter were 51.2% in 2007 and 53.9% in 2006. For the nine month periods, the expense categories were 67.6% in 2007 and 102.1% in 2006, compared to the respective gross margins of 50.5% and 59.8%. The net shortfall in these ratios has decreased to 1.1% from 35.2% for the quarter and to 17.1% from 42.3% for the nine months, reflecting net improvements of 34.1% for the quarter and 25.2% for the nine months. Thus, although the gross margins have decreased, principally due to the change in the mix of costs of revenues, the decrease in selling, general, administrative expenses as a percentage of gross revenue has more than offset that decrease. In dollar amounts, the shortfalls have decreased for the quarter by $126,683, or 94.8%, to $6,922 in 2007 from $133,605 in 2006 and for the year-to-date period by $221,814, or 49.0%, to $231,000 in 2007 from $452,814 in 2006.

Quarterly interest expense increased by $17,767, or 15.2%, to $134,506 in 2007 from $116,739 in 2006. There were increases in interest on the following: imputed interest on the new non-interest bearing debentures, aggregate loan penalties of $148,686 incurred on the March 2006 $1,000,000 debentures, on increases in short-term borrowings in the later half of 2006, the March 2007 $150,000 debentures, an existing shareholder short-term loan of $100,000, and the new related party loan of $57,500. Decreased interest charges related to capitalized leases and the financed purchase of treasury stock. Interest expense increased by $44,966, or 12.9%, to $392,430 for the 2007 nine months compared to $347,464 for the same period of 2006. The components of the change in this category closely paralleled the changes in the quarterly period.

As a percentage of sales, interest expense decreased for the quarter by 3.6% to 26.5% in 2007 from 30.1% in 2006 and for the year-to-date period by 3.4% to 29.1% in 2007 from 32.5% in 2006. Of the interest expense reported for the 2007 quarter and nine months, approximately 73% for each period did not require a cash payment; such interest was added to debt principal balances that the holder may convert or which the Company is negotiating to convert to equity. (See Liquidity and Capital Resources).

Loan cost amortization and related financing expense, including loan penalties, decreased in the current quarter by $10,967, or 23.2%, to $36,280 from $47,247. There were no additional related loan penalties during the 2007 quarter as the Company’s registration statement became effective on February 13, 2007; the Company incurred penalties of $20,400 during the same period last year. This decrease in loan penalties, is partially offset by a full quarter’s amortization in 2007 for the costs associated with the March 2007 secured convertible debenture as well as the expensing of loan costs related to the portion of the March 2006 debenture that was converted to the Company’s common stock during the third quarter. Amortization of deferred registration costs did not impact the 2007 third quarter; $125,436 of quarterly amortization was directly charged to additional paid in capital as the third quarter conversions of the March 2006 debentures exceeded this amount.

For the 2007 nine month period, loan cost amortization and related financing expense increased by $178,393, or 154.3%, to $293,993 from $115,600. Registration costs of $543,557 related to the Form SB-2 filing were deferred until the Form SB-2 became effective on February 13, 2007. Amortization of these costs then commenced - over 13 months, the remaining life of the related secured convertible debenture. Amortization totaled $153,155 for the 2007 year-to date period and was reduced by $160,436, the amount that was directly charged to additional paid-in capital due to the conversion of the March 2006 debenture to the Company’s common stock during the period. On September 24, 2007, the maturity date of this debenture was extended one year and resulted in an extension of the amortization period to March 7, 2009. In addition, loan cost amortization increased for the 2007 year-to-date period due to the expensing of additional loan costs related to portion of the March 2006 debenture that was converted to the Company’s common stock. (See Note 7 to the Interim Consolidated Financial Statements).

As the Company’s registration statement became effective on February 13, 2007, there were no additional related loan penalties during the 2007 quarter; penalties of $20,400 were incurred during the same period last year. The Company incurred penalties, due to the late effectiveness of the registration statement, of $44,605 in January and February of 2007 and 40,400 during 2006. The Registration Rights Agreement with Montgomery required the Company to pay liquidated damages on the secured convertible debentures in the amount of 2% of the note principal for every thirty-day period until the registration statement became effective. The Company’s request for a waiver of the $22,523 penalty applicable to the last six-day period has been denied. (See Note 8 to the Interim Consolidated Financial Statements). These penalties are now combined with loan cost amortization expense on the accompanying statement of operations. As a percentage of sales, loan cost amortization and related financing expense decreased for the quarter by 5.1% to 7.1% in 2007 from 12.2% in 2006. For the year-to date period, as a percentage of sales, this expense category increased by 11.0% to 21.8% in 2007 from 10.8% in 2006.

The Company assesses its current prospects for future profitability by separating its statement of operations into two principal components: (a) its business operations, represented by the gross margin to selling, general and administrative expense shortfall and (b) its total business financing expense, represented by the total of interest expense, loan cost amortization and other financing charges. Total business financing expense increased for the quarter by $6,800, or 4.2%, to $170,786 in 2007 from $163,986 in 2006 and for the year-to-date period by $223,359, or 48.2%, to $686,423 in 2007 from $463,064 in 2006. As a percentage of sales, total business financing expense decreased for the quarter by 8.7% to 33.6% in 2007 from 42.3% in 2006 and increased for the year-to-date period by 7.6% to 50.9% in 2007 from 43.3% in 2006. Although 73.6% and 72.9% of total financing expense for the 2007 quarter and year-to-date period, respectively, did not require a cash payment, this expense will have a significant impact on the Company’s operating results over the next two fiscal quarters. On September 24, 2007 the debenture holder extended the maturity of the original $1,000,000 debenture one year until March 7, 2009, which will spread the remaining $173,802 of deferred expense related thereto over six fiscal quarters rather than two. Also, upon the Company’s ability to convert up to $2,500,000 of outstanding debt to equity, consented to by the debenture holders - but not assured to occur, interest expense would be reduced accordingly. (See Liquidity and Capital Resources and Note 10B to the condensed consolidated financial statements).

For the three and the nine-month periods ended September 30, 2007 and 2006, the Company’s annual effective tax rate was estimated to be 0%. Accordingly no tax benefit was recognized in any such period. The Company and its subsidiaries had all been electing S-Corporations and therefore had not been subject to federal or state income taxes. Absent such elections, the Company’s losses would not have resulted in reported tax benefits, due to the uncertainty of future taxable income. Effective with the downstream merger of Compliance Systems Corporation into the public shell company on February 10, 2006, the Company and its subsidiaries all became C-Corporations. Future taxable losses, as well as those incurred from February 10, 2006 to December 31, 2006, will now be available to offset subsequent future taxable income, if any.

The Company’s quarterly net loss decreased by $119,883, or 40.3%, to $177,708 in 2007 from $297,591 in 2006. For the year-to-date periods, the net loss increased by $1,545, or 0.26%, to $917,423 in 2007 from $915,878 in 2006. As a percentage of sales, the net loss decreased significantly by 41.8% to 34.9% from 76.7% for the quarter and by 17.6% to 68.0% from 85.6% for the year-to-date period. The substantial improvement in the net loss as a percentage of sales, compared to the reduction in the gross margin to selling, general and administrative expense shortfall previously discussed, underscores the effect of total business financing expense on the Company’s net loss.

Liquidity and Capital Resources

Cash used in operations was $92,486 and cash provided from operations was $39,236 for the 2007 and 2006 nine-month periods, respectively, comprised of the net loss, reduced by non-cash items of $618,653 and $480,098, plus or minus the effect of changes in assets and liabilities. The net loss as adjusted for non-cash items was $238,770 for the nine months ended September 30, 2007, compared to $435,780 for the same period last year. This decrease of $137,010 was due to an increase in loan cost amortization of $172,982, and an increase in interest and penalty that was effectively financed of $37,122, offset by a decrease in other depreciation and amortization of $11,549 and a higher net loss of $1,535. The other changes in assets and liabilities decreased the Company’s net cash used in operations by $146,284 and $475,016 for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Cash used in investing activities was $17,059 in 2007 and $52,343 in 2006, a decrease of $35,284, due principally to decreased expenditures for property and equipment of $28,691.

Cash provided from financing activities was $596,188 in 2007 and cash used in financing activities was $71,990 in 2006, an increase of $668,170. Cash from financing activities in 2007 was generated from the issuance of new secured convertible debentures to private investors of $600,000, the new $150,000 secured debenture and a related party loan of $57,500. Long-term debt proceeds in 2006 were $395,946, net of accrued interest deducted. Payments for deferred loan and related costs decreased by $261,256 to $84,359 in 2007 from $345,615; repayments of long term debt decreased by $66,349 to $92,664 in 2007 from $159,013 in 2006; and demand loan repayments totaled $34,289 in 2007, compared to net proceeds from demand loans in 2006 of $36,692.

The net increase in cash was $486,643 in 2007 and the net decrease in cash was $85,097 in 2006.

The Company’s working capital deficit was $3,438,011 as of September 30, 2007 compared to a deficit of $3,535,383 as of December 31, 2006. The working capital deficit decreased by $97,372 and was principally attributable to the long-term debentures that were issued during 2007. Current assets increased by $564,569 or 208.3% to $835,633, due to increases in cash of $486,643, accounts receivable of $52,786, and prepaid expenses of $25,140. Current liabilities increased by $467,197 or 12.3%.

At September 30, 2007, the Company owes $783,400 of principal, $148,686 of penalties, plus accrued interest of $170,690 under the March 2006 debentures and also owes $158,138 on the March 2007 debenture. To date, $216,600 of the March 2006 debenture was converted to 46,107,072 shares of the Company’s common stock. An additional $135,814 of debenture principal was converted into 24,244,166 the Company’s shares during October 2007. The debentures are convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of: (i) $0.10, or (ii) 80% of the lowest price per share in the last reported trade of our common stock on the Pink Sheets or on the exchange which the common stock is then listed, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date, which conversion price may be adjusted from time-to-time pursuant to certain other terms of the debentures. At maturity, the remaining unpaid principal and accrued interest under these debentures will be, at the Company’s option, either paid or converted into shares of the Company’s common stock at a conversion price calculated pursuant to the above-described formula. The debentures bear interest at 10% per annum and are secured by a related security agreement covering all of the Company’s assets not otherwise specifically pledged.

The Company’s primary need for cash during the next twelve months is to satisfy trade payables, debt principal and interest payments, and current operating costs. The Company has received its Original Debenture holders’ consent to convert up to $2,500,000 of existing debt to a proposed series of “blank-check” convertible preferred stock. Current cash flow requirements are expected to be approximately $225,000 per month, including payroll, rent, utilities, insurance, and professional fees. The Company’s two executive officers have each agreed to reduce their current annual salaries from $240,000 to $120,000 over the remaining three fiscal quarters. These two officers have been deferring significant amounts of their salaries for the past few years. At September 30, 2007, a total of $460,000 of salaries is owed to the two officers. One of the officers of the Company was repaid, $30,000 in deferred compensation during the third quarter 2007. The Company has most recently been receiving approximately $155,000 a month from its current customer base.

The Company is encouraged by recent sales gains and reductions in its operating shortfall of gross margin to selling, general and administrative expenses. Under favorable sales, cost and expense projections, the Company anticipates its operations may become cash-flow neutral during the second quarter of fiscal 2008.  The Company expected to successfully complete its search for a Vice President of Sales and Marketing during the third quarter 2007 and, accordingly, anticipated that it would be cash-flow neutral during the first quarter 2008. However, the fact that this position was filled later than expected required the Company to revise its projection of cash-flow neutrality by one quarter. Until cash-flow neutral operations are attained, of which there can be no assurance, additional capital will be required to finance current operations as well as any growth. The Company’s Original Debenture holders have consented to the private offering by the Company of up to $1,000,000 of new convertible debentures. If successfully raised, such amount is reasonably expected to fund the Company’s operating shortfalls for the next three fiscal quarters and to finance expansion of the Company’s business. In addition, on September 24, 2007, the Original Debenture holders extended the maturity dates of each debenture by one year to March 7, 2009 and March 16, 2010, respectively. In connection with the financing plans, the Company will authorize 10,000,000 shares of “blank-check” preferred stock and increase the authorization of common shares from five hundred million shares to two billion shares. A majority of the Company’s stockholders have consented to the share-related proposals.

The Company’s continued losses and stockholders’ and working capital deficits raise substantial doubt about its ability to continue as a going concern. Management continues to seek financing, increase sales, control or reduce costs and attain profitable operations. There is no assurance that the Company will be successful in these endeavors. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. (See Notes 2 and 10 to the condensed consolidated financial statements).

Item 3. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION:

Item 1: Legal Proceedings:

Not applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds:

During September 2007, $600,000 of principal of convertible debentures were issued to two individuals. The debenture principal will automatically convert into shares of the Company’s common stock on the earlier of (i) five days following the full and complete conversion by Cornell of all amounts outstanding under the Original Debentures previously issued by the Company to Cornell or (ii) October 31, 2010. The conversion price in effect on the conversion date will equal the volume weighted average conversion price per share of all conversions of the Cornell Original Debentures. Funds raised up to $1,000,000 will be used to fund the Company’s operating shortfalls for the next three fiscal quarters, and, to finance expansion of the Company’s business. It is anticipated that funds raised in excess of $1,000,000 will be used to retire a portion of the Original Debentures.

Item 3: Defaults Upon Senior Securities:

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders:

On August 9, 2007 a majority of the stockholders approved an amendment to the Company’s Articles of Incorporation to authorize 10,000,000 shares of $0.001 par value blank check preferred stock and to increase to the authorized common stock of the Company from 500,000,000 to 2 billion shares. A preliminary Schedule 14C Information Statement was filed by the Company on October 16, 2007.

Item 5: Other Information:

The Company filed a Form 8-K on October 10, 2007. This Form was filed to comply with
Item 401 to report a change in the registrant’s certifying accountant.

Item 6: Exhibits

The following exhibits are filed herewith.
Exhibit Number	Description
10.1	Form of Debentures Sold September 2007
10.2	August 7, 2007 Letter Between Company and Cornell
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2007	By:	/s/ Dean Garfinkel
Dean Garfinkel, Chairman of the Board, President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ Barry M. Brookstein
Barry M. Brookstein, Director, Treasurer, Chief Financial Officer and Principal Accounting Officer