Form 10KSB
period 2007-12-31
COMPLIANCE SYSTEMS CORP
filed 2008-03-28
CIK 1206133

THIS FILING INCLUDES A COPY OF AN AUDIT REPORT THAT WAS PREVIOUSLY ISSUED BY
THE COMPANY’S PRIOR INDEPENDENT AUDITOR, BP AUDIT GROUP, PLLC. SUCH REPORT
HAS NOT BEEN REISSUED BY BP AUDIT GROUP, PLLC AND ACCORDINGLY, USERS OF
THIS ANNUAL REPORT SHOULD BE AWARE OF CERTAIN RELATED RISKS.
(See Discussion of Risk Factor in Item 1A)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number: 333-131862

Compliance Systems Corporation
(Name of small business issuer as specified in its charter)

Nevada	20-4292198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Pratt Oval, Glen Cove, New York	11542
(Address of principal executive offices)	(Zip Code)

 Issuer’s telephone number: (516) 674-4545

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for the most recent fiscal year: $1,814,884

The aggregate market value of the voting and non-voting common equity of the small business issuer held by non-affiliates computed by reference to the closing sale price of such common equity, as of March 20, 2008 was $4,955,826, assuming that all stockholders, other than executive officers, directors and 5% stockholders of the small business issuer, are non-affiliates.

As of March 20, 2008, 131,905,995 shares of common stock of the issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format: Yes ☐ No ☒

Forward Looking Statements:

This Form 10-KSB contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to us on the date of the filing of this Form 10-KSB, and are subject to various risks and uncertainties. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events or changed circumstances except as required to comply with the disclosure requirements of the federal securities laws.

Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. Readers are cautioned to review carefully all discussions containing forward looking statements due to the risks and uncertainties which can materially affect the Company's business, operations, financial condition and future prospects. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “seek,” “intend,” “expect,” “anticipate,” “assume,” "hope," “plan,” “believe,” “estimate,” “predict,” “approximate,” “potential,” “continue”, or the negative of such terms. Statements including these words and variations of such words, and other similar expressions, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable based upon its knowledge of its business, the Company cannot absolutely predict or guarantee its future results, levels of activity, performance, or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.

PART 1

Item 1. Business.

Organizational Structure

Our predecessor, GSA Publications, Inc., was incorporated on November 17, 2003 in the State of Nevada. Compliance Systems Corporation was incorporated in Delaware on November 7, 2002 pursuant to a corporate reorganization of several closely related companies that had commenced operations in December of 2001. On December 2, 2005, Compliance Systems Corporation conditionally acquired 85% of the common stock of GSA Publications, Inc. subject to the fulfillment of certain conditions.

Our acquisition of 85% of GSA Publications, Inc. which had conditionally closed in escrow in December 2005, was completed in February 2006 pursuant to a statutory downstream merger. The merger had the effect of a 3.278055546 for one stock split of our outstanding shares. The effective issuance of 7,500,000 new shares was also recognized as a result of the merger. The transaction has been reported as a reverse acquisition, as that term is commonly known. The stock split was given full retroactive effect in our consolidated financial statements and the business of our operating company remained unchanged as Compliance Systems Corporation was the accounting survivor.

Our Business

We operate our principal businesses through our subsidiary, Call Compliance, Inc. We help telemarketing operators ensure compliance in the highly regulated, strictly enforced Do-Not-Call and other telemarketing guidelines environment. Call Compliance, Inc. designs, develops and deploys compliance products that we believe are effective, reliable, cost efficient and help alleviate many of the burdens placed upon telemarketers.

Our business is to provide compliance technologies, methodologies and services to the teleservices industry. We have developed a compliance technology called the TeleBlock® Call Blocking System which is a product that automatically screens and blocks outbound calls against federal, state, and in-house Do-Not-Call lists. A patent for TeleBlock was granted by the United States Patent and Trademark Office in December of 2001.

Telemarketing companies that subscribe to TeleBlock access it via a national Signal System 7/Internet Protocol (“IP”) platform managed by our alliance partner, VeriSign, Inc. Signal System 7 is a system that puts the information required to set up and manage routing of telephone calls in a separate network rather than within the same network that the voice portion of a telephone call is made on. Using Signal System 7, telephone calls can be set up more efficiently and with greater security. Special services such as name display, toll-free service, and number portability, are easier to add and manage with Signal System 7.

Our Signal System 7/IP based deployment enables TeleBlock to be offered to subscribers via standard telephone company offerings, including, but not limited to, analog telephone lines, T1s (a dedicated phone connection supporting data rates of 1.544Mbits per second) and PRIs (Primary Rate Interface), a class of voice and data service intended for larger users. TeleBlock is also offered to telephone subscribers via Voice Over Internet Protocol (“VOIP”) switches and via a Virtual Private Network (“VPN”) connection by predictive dialer companies such as Stratasoft, TeleDirect, Marketel, Nobel and Data-Tel, as well as in partnership with Application Service Providers (a business that provides computer-based services to customers over a network such as software development) (“ASPs”) such as Sales Lead Management and VanillaSoft. We believe delivering TeleBlock in this manner provides two significant advantages. First, we believe it allows for TeleBlock to be easily implemented by any off-shore telemarketing company that calls into the United States. Such offshore entities can use the internet to establish dial tone with TeleBlock almost immediately, as opposed to using their local telephone carrier which, based upon geography, may not be able to obtain a direct TeleBlock license. Currently, via our many VOIP distributors, we have contact centers utilizing TeleBlock from such countries as India, the Dominican Republic, the Philippines and Canada. Second, the VOIP telephone service gives domestic companies that have existing contracts with telephone carriers that do not license TeleBlock the ability to directly obtain the TeleBlock service. We are in talks with many other industry leaders to offer this VOIP version of TeleBlock that was first deployed through VeriSign in November 2002. Since that time, we have been working closely with VeriSign, Inc. in an effort to enter into contracts with telephone carriers to provide their customers with TeleBlock on a commercial basis. To date, more than 40 telephone carriers and resellers, including Qwest, Verizon Business, XO, and Paetec, have licensed TeleBlock and offer it to their telemarketing customers. No assurance can be provided that any such discussions will result in new licenses for our Company, or that any licenses will result in our receipt of revenues or profits.

In May 2007, we launched the Enhanced DialerID® program, a TeleBlock enhancement service designed to ensure proper Caller ID telephone number delivery with Name Display for contact centers. Our current DialerID® service allows our subscribers to change their Caller ID Number, by campaign, right from the subscriber’s TeleBlock web GUI interface by manipulating the SS7 message that the serving Central Office switches transmit. Enhanced DialerID also allows subscribers to manage the name associated with the CallerID Number that their telephone systems and automated dialing systems transmit to their target consumers, ensuring the proper name display and maintaining compliance with certain Do-Not-Call rules. In addition, with this enhanced service, subscribers can request specific telephone numbers to use for each target market. By using our “Target Market” telephone numbers, contact centers will not only be in compliance with applicable law by ensuring the proper Name Display on called consumers telephones, but will benefit from an improved answer rate and increased credibility within their target markets.

We were granted patent protection in Greece for a modified version of the TeleBlock system in February 2006. We believe this patent protection applies throughout the European Union and anticipate that having this patent protection in place will enable us to market the TeleBlock technology throughout Europe, as the EU countries move to implement Do-Not-Call programs similar to those in the United States.

The Company produces two online guides: (i)The Regulatory Guide is an up-to-date compilation of all Federal and state Do-Not-Call regulations; and (ii) The Registration Guide assists telemarketers in completing the state commercial registration forms as required by each state. These guides are marketed and sold by the Company in conjunction with and co-branded by the American Teleservices Association (“ATA”), the Newspaper Association of America (“NAA”) and the American Resort Development Association (“ARDA”).

In 2005, we entered the emerging world of VoIP communications (the technology used to transmit voice conversations over a data network using the Internet Protocol). In order to accomplish this, our wholly owned subsidiary, Jasmin Communications, Inc. doing business as Citadel Telephone Company (“Citadel”), entered into a wholesale reseller agreement by which it is able to sell TeleBlock-enabled dial tone, via VoIP, worldwide. Our VoIP service is available at www.citadeltel.com. The Citadel TeleBlock service provides us with yet another avenue by which TeleBlock can be offered to the teleservices industry. Citadel is currently providing US dialtone with TeleBlock through out the USA and in countries such as India, Mexico, the Dominican Republic and Canada. We recently launched TeleBlock Office through Citadel. TeleBlock Office delivers a powerful tool for teleservices employees who work remotely or agents who are representing a company's products and services. This "Office in a Box" solution provides all the capabilities that are needed for a home-office user such as voice mail, follow me services and TeleBlock. We offer this service, utilizing VoIP technology, for one low monthly subscription fee per user.

The Patented TeleBlock Service

TeleBlock is a Do-Not-Call system that automatically blocks outbound calls to phone numbers registered with state and federally mandated Do-Not-Call lists, the end-user’s (the telemarketer’s) own in-house proprietary Do-Not-Call list, and other third party Do-Not-Call lists. The system blocks these calls centrally, allowing for multiple offices and/or outsourced call centers to efficiently manage their Do-Not-Call lists. The basic TeleBlock system blocks these calls in the appropriate telephone company’s central office. The system is a value-added feature treatment applied to the telemarketer’s telephone lines (whether they are Plain Old Telephone Service (“POTS”) lines, T1’s or T3’s. The system functions independently of the telemarketers’ telephone equipment. TeleBlock is compatible with all key systems, Private Branch Exchanges (“PBXs”), predictive dialers, voice-messaging systems, fax broadcast equipment, etc.

Our TeleBlock process automatically blocks a call by interfacing with a telemarketer who dials a number appearing on any of the applicable Do-Not-Call lists, and instantaneously providing a recorded “blocked number” message. Other available features include standard or customized Special Information Tone (“SIT”) tones for predictive dialers; “telemarketer-specific” customized messages, and the ability of the system to transfer a “blocked” caller to an Interaction Voice Response (“IVR”) system or other department in the telemarketing organization. TeleBlock’s capabilities regarding customized SIT tones allows for the identifiable disposition of calls within a predictive dialer environment. The TeleBlock system provides for the customization of Carrier Line Identification Display  (“CLID”) messaging (a method of identifying the originating calling party in the headers of a stored voice mail message) via DialerIDSM, either in stand-alone mode or in conjunction with Campaign List ManagerSM.

A web-based Graphical User Interface (“GUI”) allows telemarketers to manage and administer all of the lists against which they wish to block calls. Available administrative features of TeleBlock include: number override (to allow certain numbers on lists to be called); full editing capabilities (additions/deletions/updates); searching capability; and a reporting module with standard and customizable reports. The system also allows the administrator to create and change passwords, display Automatic Number Identification (“ANI”)/T1 authentication code tables, modify CLID messaging DialerIDSM and to change lists in real time based upon ANI/T1’s utilizing Campaign List ManagerSM.

The TeleBlock system reviews each outgoing call by a telemarketer and compares it against state and federal Do-Not-Call lists, the specific customer’s in-house Do-Not-Call list, as well as an “override” (allow) list. Based upon this comparison, the call is either blocked or processed like a normal call.

Sales Channels And Revenue Sources

All of our TeleBlock business is now hosted by VeriSign. Historically, we distributed our products and services through two distributors, VeriSign, Inc. and Vartec. Both of these distributors offered TeleBlock service to their customers, which are telephone companies. VeriSign, Inc. is a wholesale telecommunications services provider. In July 2006, Vartec’s successor shut down their platform after signing an agreement with VeriSign and moved all of their remaining TeleBlock business to the VeriSign platform.

While there are other distributors available to us should the need arise in the future, management has made a business decision that it is not in our best interest to enter into any additional distributor relationships at this time. The Company believes that its relationship with VeriSign is strong and the risks associated with having VeriSign as the sole distributor are minimal due to VeriSign’s size and financial strength (according to VeriSign’s website, www.verisign.com, VeriSign is a global enterprise, with offices throughout the Asia-Pacific region, Europe, Latin America and North America, which processes billions of transactions a day). Our contract with VeriSign provides for annual renewal. We believe that our relationship with VeriSign will continue to be positive in the future as our relationship is mutually beneficial. VeriSign has contractual agreements with its customers (the telephone carriers) to provide TeleBlock, and VeriSign’s customers, in turn, have contractual obligations with their customers (telemarketers) and therefore rely upon VeriSign to provide this service. If VeriSign chose not to renew our contract, we would attempt to enter into an agreement with another company that could perform the same services. At present, we have identified three other suitable distributors all of whom, we believe, could provide similar levels of service.

By leveraging the VeriSign Alliance Agreement, which calls for VeriSign to host and manage the TeleBlock platform and enable interconnection to and from various distribution models, we believe we are best positioned to efficiently sell licenses and connectivity. We own the database, which is maintained on equipment we own at a co-location facility and continually updated by us. (VeriSign receives a contractually determined amount on a per query basis as compensation for providing its services.) With VeriSign providing the backbone of this process, we have accomplished the dissemination of TeleBlock access without having to build or adapt new infrastructure. Our TeleBlock service is sold to end-user telemarketers in a variety of ways, all of which produce revenue to us:

•
The telephone carrier channel model which supports the sales efforts of existing sales channels of telephone carriers, such as Verizon Business, XO Communications and Qwest. Our distributor, on our behalf, offers our TeleBlock product as a value-add for any of its telephone company customers. The service is, in turn, provided to end-user telemarketers, which use a telephone to solicit for goods or services. The telephone carrier charges its customers a query (transaction) fee for each call attempt made from any telephone line that has the TeleBlock feature enabled. Our distributor, on our behalf, charges the telephone carrier monthly for all call attempts made by all of its customers. To date, more than 40 telephone carriers and resellers, including Lightpath, Qwest, Verizon Business, XO, and Paetec have licensed TeleBlock and offer it to their customers who telemarket.

•
Direct sales targeting strategic prospects that rely upon the telephone to sell their goods and services. Typically, these efforts are geared toward enterprise customers that have offices throughout the country. Our direct sales efforts assist these companies in implementing the TeleBlock service by locating the right distributor (telephone carrier) for their specific needs and geography. These customers receive our service from their carrier and we receive revenue from the carrier as described above.

•
TeleBlock is also offered by predictive dialer companies (i.e., companies that manufacture hardware and software systems that aid telemarketing entities in efficiently and cost-effectively managing their outbound calls) - examples include Datatel, Stratasoft, Marketel, and Nobel. Predictive dialer access to TeleBlock is accomplished by connecting the predictive dialer to the VeriSign platform using a secure VPN connection. The dialer manufacturer charges its customers a query (transaction) fee for each call attempt made from its equipment that has the TeleBlock feature enabled. Our distributor, on our behalf, charges the manufacturer monthly for all call attempts made by all of their customers.

•
TeleBlock is also offered by hosted “Sales Force Automation” and “Customer Relationship Management” ASPs such as Sales Lead Management and VanillaSoft. These Web-based software services embed access to the IP-based TeleBlock service directly into their online systems. Users of these ASP systems can then make telephone calls directly from the Web-based GUI interface and have each such call screened and blocked, via IP, against all Do-Not-Call lists via TeleBlock. These companies charges their customers a query (transaction) fee for each call attempt made from their equipment that has the TeleBlock feature enabled. Our distributor, on our behalf, charges monthly for all call attempts made by all of their customers.

The Industry And Competition

We believe our patent protection prevents any telephone company from providing the same service that blocks call against Do-Not-Call lists. However, there is one company that provides a service that is in some ways similar to TeleBlock, and there are other companies that provide what is known in the industry as database “scrubbing” services.

Gryphon Networks (“Gryphon”) of Norwood, Massachusetts, offers a product similar to our DialBlock® technology product. We believe our TeleBlock product is different from the Gryphon Do-Not-Call compliance product since the Gryphon product requires its users to dial an access code, followed by a PIN number, to make use of the system. Once this is completed, the user completes a session of telemarketing, and the numbers dialed during this session are screened and blocked against Do-Not-Call numbers via a system maintained by Gryphon. We believe the Gryphon system does not reside, like TeleBlock, on the Signal System 7/IP network, so the screening/blocking does not take place via the user’s telephone carrier. Instead, the screening/blocking process is completed by an “off-network” system created and managed by Gryphon. With the Gryphon system, each individual user must log in (via the access code and PIN number) in order for the screening to take place; accordingly, there is potential for individual callers to bypass the log in process.

There also are many companies that “scrub” lists for telemarketers. Scrubbing is another word for database merging and purging, as applied to the removal of Do-Not-Call numbers from prospect lists. We believe scrubbing does not achieve the 100% compliance required under state and federal Do-Not-Call laws. The ATA has adopted a set of standards to be used by its members which standards include the requirement of utilizing a failsafe method to ensure compliance with DNC rules. Under these standards, scrubbing can only be considered failsafe when regular testing procedures are implemented.

TeleBlock enables telemarketers to meet the compliance demands of the agencies enforcing Do-Not-Call rules. We believe TeleBlock leverages the reliability of existing telecommunications technology to create the only Do-Not-Call compliance system that screens and blocks outbound calls via a telemarketer’s telephone carrier. We believe traditional database scrubbing techniques lack the centralization and standardization necessary to achieve 100% Do-Not-Call compliance. Based upon a sampling of our customers that we know scrub their call data before utilizing TeleBlock, we consistently block between 0.5% and 3.0% of scrubbed calls. As an example, assuming a company makes one million calls per month, and has a Do-Not-Call scrubbing error rate of even 0.1%, that company faces a potential annual exposure of over $130 million in fines at the federal level alone. Utilizing TeleBlock, telemarketers could eliminate this exposure as TeleBlock’s error rate is 0%. Accordingly, we anticipate that Do-Not-Call compliance will be of paramount importance for any company that telemarkets.

Certain companies may have products and provide services which indirectly compete with TeleBlock. Competitors most likely include list brokers (companies that sell phone lists), scrubbing companies (companies that clean phone lists of duplicates, bad numbers, and Do-Not-Call numbers), computer telephony providers (companies that provide automated dialing equipment), systems integrators (companies that offer contact management software), hardware and software suppliers (companies that sell scrubbing software and equipment).

Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, certain of these competitors may be able to develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can. We cannot be sure that we will compete successfully with our existing competitors or with any new competitors.

Our Strategy

We have made significant progress in implementing our plans. However, we need to further expand our client base, continue to increase our presence in the call center industry, increase our product availability through various sales channels and broaden our base of product offerings. We believe this may be accomplished in part through the development of a strong sales team, instituting a public awareness program and by the acquisition of synergistic companies. Over the next 12 months, we will be working towards achieving these objectives by:

Continuing to sell TeleBlock through traditional wireline telephone carriers. We continue to provide the TeleBlock service to our existing telephone carriers and to pursue with our alliance partner, VeriSign, other teleservices providers in an effort to expand our carrier footprint nationally. Expanding this channel is essential to maintaining the maximum commercial availability of our core product offering, TeleBlock.

Expanding TeleBlock’s reach into other countries that enact DNC-type legislation.  We have been monitoring various trends around the world with respect to do-not-call legislation. As these regulations are enacted in other countries, we are adjusting our marketing strategies accordingly. We are presently in discussions with a number of potential distributors in Canada in anticipation of the upcoming launch of the Canadian DNC list and are exploring the means of bringing TeleBlock to India and Australia for use therein.

Increasing TeleBlock sales through expansion of Voice over IP (“VoIP”) which allows TeleBlock usage anywhere in the world and in those areas where we lack distributors locally. In 2006, we entered the world of VoIP communications, through one of our subsidiaries, Jasmin Communications, Inc., doing business as Citadel Telephone Company (“Citadel”). Citadel has launched our product offering and is selling our services to new and existing clients. In order to offer telephone services to the worldwide market, we migrated our Citadel services to a new robust pre-pay platform, which will enable us to offer our VoIP services to high volume customers worldwide with limited credit risk. In addition, we plan to initiate and launch a marketing campaign specifically designed to increase Citadel’s subscriber base through the launch of TeleBlock Office solution, a service which is directed at remote employees and agents utilizing the VoIP technology. We recently have begun offering TeleBlock Office along with the TeleBlock service for one low monthly subscription fee.

Increasing TeleBlock sales through our strategic alliance with predictive dialer companies. Predictive dialer companies are companies that use a computerized system to automatically dial batches of telephone numbers for connection to agents assigned to sales or other campaigns. We have marketing agreements with several predictive dialer companies that are deploying TeleBlock in the world-wide market. A second co-location facility has been added to enhance our ability to support these distributors. We will continue to support this revenue channel by pursuing new marketing agreements with additional Predictive Dialer and Customer Relationship Management companies. Because these dialers communicate directly with the TeleBlock system, and are not carrier dependent, this channel allows us to continue to expand the sales of our products internationally. This enables us to provide DNC blocking services for foreign based companies calling into the United States and calling within their own country.

Establishing a sales force to market our products. We are planning to hire a sales executive during the second quarter 2008 and a second sales executive later in the year. The estimated cost for these executives on an annual basis could be between $400,000 and $500,000.

Increasing our online sales by the addition of other online products. The company presently offers two online products: the regulatory guide, which provides a compilation of all the Federal and various State DNC rules, and our State Registration Guide, which is an intuitive form fill application that assists companies with their state registrations. We currently have approximately 200 subscribers and market these products co-branded with the ATA, the NAA and ARDA. We are in the process of developing an additional online compilation targeted toward charitable organizations and expect to launch this compilation during the 2008 fourth quarter.

Deployment of value added services. We continually review our product offerings in anticipation of market needs. During the 2007 fourth quarter, we launched Enhanced Dialer ID, thereby providing our call center clients telephone numbers for caller ID, in an effort to assist them with their target marketing efforts and to improve their call centers’ answer rates. We anticipate continuing to add features to our systems as deemed necessary to accommodate our customers’ needs and to maintain our competitive position.

Growing through strategic acquisitions. We have retained an investment banking company to explore acquisition opportunities that will broaden our existing range of products and services offered to our existing customer base. We also have had discussions with certain companies regarding potential transactions. No material definitive agreements have been entered into with any of these parties. There is no assurance that we will locate appropriate targets, that we will agree with them on terms beneficial to us, nor that any acquisition would result in increased revenues, positive cash flows or profits.

Research and Development

We have not spent any money on research and development during the last two years.

Government Regulation

Teleservices companies are confronted with a patchwork of state and federal statutes and regulations that govern virtually every element of their operations. These rules are largely focused on outbound calls (i.e., calls originating with the marketer being made to consumers), but increasingly, inbound calls (i.e., originating with the consumer) are falling within the regulatory purview as well.

At the federal level, the Federal Communications Commission (the “FCC”) has issued regulations in response to Congressional passage of the Telephone Consumer Protection Act in 1991. The Telemarketing and Consumer Fraud Act and Abuse Protection Act of 1994 (the “Act”), issued by the FCC, required the Federal Trade Commission (the “FTC”) to develop regulations to prevent fraudulent and abusive practices by telemarketers. It further required the FTC to develop rules against practices by telemarketers that a reasonable telemarketer would consider coercive or abusive of a consumer’s right to privacy, restrictions on the hours of the day and night when unsolicited calls can be made to consumers, as well as disclosure requirements. This Act provides for fines of up to $11,000 per violation of any provision developed by the FTC. The FTC, in response to this legislation, issued comprehensive regulations called the Telemarketing Sales Rule that were substantially amended in 2002. These rules govern virtually every aspect of the telemarketing process, including the creation of a national DNC program administered and enforced by the FTC, the use of predictive dialers, identification and payment disclosures, prohibitions against misrepresentations, and many other areas.

Even though comprehensive federal regulations are in place, all states have additional and/or different rules and regulations that impact the teleservices industry as well. Most importantly, there are 17 states that still operate separate Do-Not-Call lists. In addition, the majority of states have requirements governing commercial registration of telemarketers, as well as rules governing a multitude of areas that are more restrictive than comparable federal rules.

On February 15, 2008, President Bush signed into law two bills concerning the National Do-Not-Call Registry. The “Do-Not-Call Improvement Act of 2007,” prohibits the automatic removal of telephone numbers registered on the Federal “Do-Not-Call” registry. Previously, telephone numbers were removed from the registry after five years. The second bill, the “Do-Not-Call Registry Fee Extension Act of 2007,” extends permanently the authority of the Federal Trade Commission to charge fees to telemarketers required to access the Federal “Do-Not-Call” registry and specifies the fees to be charged. This legislation should strengthen the need for compliant technology solutions such as TeleBlock.

In late 2007, the Federal Trade Commission (“FTC”) assessed $7.7 million in penalties to companies not following the requirements of the national Do-Not-Call legislation. Since the Do-Not-Call Registry was established in 2003, the FTC and the Department of Justice together, have taken action against thirty-four parties, collecting a total of over $16 million in civil penalties and $8 million in consumer restitution. There also have been hundreds of enforcement actions regarding the state-run Do-Not-Call lists.

Employees

As of March 20, 2008, we have six employees all of whom are located at our Glen Cove, New York office. Of such six employees, two are executive officers, two are operations employees and two individuals are employed in administrative functions.

Item 1A. Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this annual report before making an investment decision with regard to our securities. The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition, or results of operations could be harmed.

Our Former Independent Auditors, BP Audit Group, PLLC, Have Not Re-Issued Their Previous Audit Report On Our 2006 Financial Statements And Are No Longer Engaged In The Practice Of Public Accounting and Auditing Resulting In Additional Risks To Our Investors And Shareholders In The Event Of A Claim

On October 4, 2007, we were notified by our registered independent public accounting firm, BP Audit Group, PLLC that it was resigning as the Company’s auditors. Shortly thereafter, the individual who served as our engagement partner resigned his position. The firm is no longer an active operating entity engaged in the practice of public accounting and auditing and its request to withdraw as a registered firm from the Public Company Accounting Oversight Board has been approved. As a result of such resignation and discontinuation of its public practice: (i) the prior audit report on our 2006 financial statements has not been re-issued; and (ii) the public and our shareholders have limited recourse against our former auditors in the event of any claims associated with prior work performed on behalf of the Company by BP Audit Group, PLLC as independent auditors. (See Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 7, Financial Statements; and Item 8, Changes In and Disagreements with Accountants on Accounting and Financial Disclosure).

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money And Losses Are Expected To Continue In The Future, Which Could Have A Significant Negative Impact On Our Financial Condition

We have historically lost money and have experienced losses from operations and future losses are expected until such time, if any, that we attain sufficient sales revenue. In the years ended December 31, 2007 and 2006, we had net losses from operations of $1,190,153 and $1,243,531, respectively.

We also have a history of negative cash flow from operations and expect this to continue for the foreseeable future. Accordingly, we may experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail or cease business operations and will likely result in a lower stock price.

Our Independent Auditors Have Added An Explanatory Paragraph To Their Audit Report On Our Financial Statements, Indicating Various Factors That Raise Substantial Doubt About Our Ability To Continue Business Operations

Our independent auditors have added an explanatory paragraph to their audit opinion issued on our financial statements for the year ended December 31, 2007 which indicate the various factors that raise substantial doubt about our ability to continue as a going concern. Those conditions continue to result in liquidity shortages.

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While we had working capital of $351,955 and shareholders’ equity of $434,558 at December 31, 2007, we have historically had working capital and stockholders’ deficits. Our management anticipates that we will incur net losses for the immediate future, and expect our operating expenses to increase significantly, and, as a result, we will need to generate significantly increased monthly revenue if we are to continue as a going concern. Our financial statements, which are included in this Annual Report on Form 10-KSB, do not include any adjustments that might result from the outcome of this uncertainty.

Our Revenue From TeleBlock Historically Has Been Derived From A Relatively Small Number Of Distributors and Has Recently Been Consolidated Into One Distributor, The Loss Of Whom Could Adversely Impact Our Business And Operating Results

Historically, we have derived a significant portion of our revenues from a relatively small number of distributors. For the year ended December 31, 2007 revenues generated by our principal distributor comprised 85% of our total revenues. In 2006, this same distributor and another distributor comprised 72% and 16% of our revenues, respectively. In July 2006, the data base platform maintained by the other distributor was discontinued and all TeleBlock customers were transferred to the remaining platform. The loss of this single distributor would materially and adversely affect our business, and the deferral or loss of revenues from this distributor would materially and adversely affect our forecasted revenues and operating results which may result in us being forced to curtail or cease our business operations.

We May Be Unable To Adequately Protect Our Intellectual Property Rights, Which Could Result In A Smaller Market Share And Diminishing Revenues

Although we believe that we have the only patented Do-Not-Call automated process system and we have trademarked the name TeleBlock, we may not have the financial ability to protect our intellectual property if it is infringed upon by competitors or other third party. Our inability to do so could result in competitors or other third parties gathering shares of the market that we currently have. This would have an adverse affect on our revenues and we could be forced to curtail or cease our business operations.

Any litigation involving us, whether as plaintiff or defendant, regardless of the outcome, including any litigation relating to claims which have been or may in the future be asserted against us, may result in substantial costs and expenses to us and cause a significant diversion of effort by our technical and management personnel. In addition, there can be no assurance that litigation, instituted either by or against us, will not be necessary to resolve issues that may arise from time to time in the future with other competitors. Any such litigation could have a material adverse effect upon our business, operating results and financial condition. In the event of an adverse result in any such litigation, we could be required to expend significant resources to develop non-infringing technology, obtain licenses to the technology which is the subject of the litigation on terms not advantageous to us, pay damages, and/or cease the use of any infringing technology. There can be no assurance that we would be successful in such development, that any such licenses would be available and/or that we would have available funds sufficient to satisfy any cash awards.

Our TeleBlock Product May Contain Unknown Defects That Could Harm Our Operations

The success of our business depends on our TeleBlock product, which is complex and may contain defects of which we are not aware. These defects could cause service interruptions to customers, which could damage our reputation, increase our expenses, cause us to lose revenue, and delay market acceptance of our product. Also, because we offer a one product solution to our customers, they are likely to hold us accountable for any problems associated with our product, even if the problem results from circumstances beyond our control.

Our Brand Identity Is Critical To Our Success

We believe that recognition and positive perception of the TeleBlock brand name in the teleservices industry is critical to our success. We have only recently begun to develop our brand name and we may not achieve our desired goal of increasing the awareness of our brand name. Even if recognition of our brand name increases, it may not lead to an increase in the number of customers using our product.

We Depend On Key Personnel And Our Failure To Attract Or Retain Key Personnel Could Harm Our Business

Our success largely depends on the efforts and abilities of key executives and consultants, including Dean Garfinkel, our President and Chairman, Barry Brookstein, our Chief Financial Officer, and Stefan Dunigan, our Vice President of Operations. The loss of the services of Messrs. Garfinkel, Brookstein, or Dunigan could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We presently maintain a key-man life insurance policy on Messrs. Garfinkel and Dunigan, but not on Mr. Brookstein.

RISKS RELATED TO OUR INDUSTRY

Because Our Business Is Highly Dependent On Regulations That Change, It Is Subject To A Variety Of Risks

Our products are all based upon providing to the teleservices industry the technologies, information, and services needed to properly comply with state and federal Do-Not-Call laws and regulations.  Our other products, including the Regulatory Guide, ongoing enhancements to the TeleBlock service itself, and the Registration Guide, similarly rely upon government regulations to create the need for our product.  Since these regulations are in fact a patchwork of state and federal rules, one risk we face comes from the potential for changes and/or reductions in the number and/or complexity of the state and federal teleservices rules.  In addition, if our products’ results fail to comply with applicable regulations, or if the regulations change in a manner adverse to us, our business and operating results may suffer.

We Cannot Be Sure That We Will Compete Successfully With Our Present Or Future Competitors Who May Have Greater Resources Resulting In A Decrease in Our Market Share

Although we believe there is no direct competitor to our TeleBlock process, certain companies may provide services which indirectly compete with TeleBlock. Competitors include list brokers that sell phone lists; scrubbing companies that clean phone lists of duplicates, bad numbers, and Do-Not-Call numbers; computer telephony providers that provide automated dialing equipment; systems integrators that offer contact management software; and hardware and software suppliers that sell scrubbing software and equipment. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, certain of these competitors may be able to develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can. We cannot be sure that we will compete successfully with our existing competitors or with any new competitors.

If We Are Unable To Maintain Or Enhance Our Back Office Information Systems, We May Not Be Able To Increase Our Revenue As Planned Or Compete Effectively

Sophisticated back office information systems are vital to our revenue growth and our ability to monitor costs, bill customers, initiate, implement and track Do-Not-Call databases and achieve operating efficiencies. To increase revenue, we must select products and services offered by third-party vendors and efficiently integrate those products and services into our existing back office operations. We may not successfully implement these products, services and systems on a timely basis, and our systems may fail to perform as we expect. A failure or delay in the expected performance of our back office systems could slow the pace of our revenue growth or harm our competitiveness by adversely affecting our service quality.

RISKS RELATED TO OUR STOCK

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•
In issuers with net tangible assets less than $2 million (if the issuer has been in continuous operation for at least three years) or $5 million (if in continuous operation for less than three years), or with average revenues of less than $6 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

Our Securities Are Quoted On The Over-the-Counter Bulletin Board And There Is Limited Trading Of Our Securities, Which May Not Provide Liquidity For Our Investors

Our securities are quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the national or regional securities exchanges. Securities quoted on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board. Accordingly, investors may not be able sell when they want or receive the price quoted.

Future Sales By Our Stockholders May Adversely Affect Our Stock Price And Our Ability To Raise Funds In New Stock Offerings

The market price of our common stock could drop if substantial amounts of shares are sold in the public market or if the market perceives that those sales could occur. A drop in the market price could adversely affect holders of our common stock and could also harm our ability to raise additional capital by selling equity securities.

Existing Stockholders Will Experience Significant Dilution From The Conversion Of The Serial Preferred Stock Issued In December 2007

In December 2007, we issued three series of preferred stock. There are presently 5,635,709 shares of serial preferred stock issued and outstanding. These shares are convertible anytime, at the option of the holders, into 563,570,900 shares of our common stock. Significant dilution will occur if the preferred stock is converted into common stock which could adversely impact the market price of our common stock.

Control By Existing Stockholders May Limit Your Ability To Influence The Outcome Of Director Elections And Other Matters Requiring Stockholder Approval

Our executive officers, directors and entities affiliated with them, in the aggregate, hold approximately 42.9% of the entire voting power of our outstanding voting securities as of March 20, 2008. If they were to act in unison, these stockholders could be able to exercise control over matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. This concentration may also have the effect of delaying or preventing a change in control of our Company, which could have a material adverse effect on the value of the common stock. Our executive officers, directors and their affiliates may take these actions as stockholders even if they are opposed by you or other stockholders of our Company.

We Have Certain Provisions In Our Charter Documents That Could Delay Or Prevent An Acquisition Of Our Company, Even If Such An Acquisition Would Be Beneficial To Our Stockholders

Provisions of our Articles of Incorporation and Bylaws allow our Board of Directors to issues shares of authorized common stock without having to obtain the approval of stockholders. Such provisions could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.

Our Board Of Directors Has The Authority To Issue Serial Preferred Stock Which Could Adversely Affect The Rights Of Our Common Stockholders And The Value Of Our Common Stock

Our board of directors is authorized to designate and issue shares of serial preferred stock, in its sole discretion. In the exercise of such discretion, our board may determine the voting rights, if any, of the series of serial preferred stock being issued, which could include the right to vote separately or as a single class with our common stock and/or other series of serial preferred stock; to have more or less voting power per share than that possessed by our common stock or other series of serial preferred stock, and to vote on certain specified matters presented to our stockholders or on all of such matters or upon the occurrence of any specified event or condition. On our liquidation, dissolution or winding up, the holders of serial preferred stock may be entitled to receive preferential cash distributions fixed by our board when creating the particular series of preferred stock before the holders of our common stock are entitled to receive anything. Serial preferred stock authorized by our board could be redeemable or convertible into shares of any other class or series of our capital stock. Accordingly, issuances of serial preferred stock could adversely affect the rights of holders of our common stock and this power could adversely affect the market price of our common stock.

Item 2. Description of Property.

In January 2005, the lease for our executive offices at 90 Pratt Oval, Glen Cove, New York 11542 was assigned to the Company. This space was originally leased to Automated Systems Nationwide Network, Inc., a company owned by Dean Garfinkel, our Chairman, President and Chief Executive Officer. The initial term of the lease expired on August 1, 2006, however, we elected to exercise our five-year renewal option in the lease. The renewal term expires July 31, 2011 and requires annual lease payments, real estate taxes and common charges. Our future minimum annual lease payments, payable monthly, are as follows: 2008: $77,524; 2009: $80,625; 2010: $83,849; 2011: $50,035. We believe that our leased property is adequate for our current and immediately foreseeable operating needs. We occupy 9,100 square feet of which we presently sublet approximately 3,800 square feet to an unrelated third party. The sublease is on a month-to-month basis at a monthly rental of approximately $2,542, which partially offsets our rent expense.

Item 3. Legal Proceedings.

We may become a party to various legal proceedings arising in the ordinary course of our business, but we are not currently a party to any legal proceeding that we believe would have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market

Our common stock is traded over-the-counter and has been available for quotation on the OTC Bulletin Board under the trading symbol “COPI.OB” since May 9, 2007. The following table sets forth the range of high and low bid prices for our common stock for the periods indicated as derived from reports furnished by Profit.Net on the AOL Money & Finance website. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid Price	Low Bid Price
June 30, 2007	$1.560	$0.009
September 30, 2007	$0.020	$0.001
December 31, 2007	$0.047	$0.005

Holders

As of March 13, 2008, we had 35 stockholders of record, and an unknown number of additional holders whose stock is held in “street name.”

Dividends

No dividends have been declared or paid on our common stock, and we do not anticipate that any dividends will be declared or paid in the foreseeable future. Dividends on the 1,250,000 shares of outstanding Series B Preferred Stock began January 2008, accrue at a rate of 1% per month, and are payable monthly.

Securities Authorized for Issuance Under Equity Compensation Plans and Individual Compensation Arrangements

The following table shows information as of December 31, 2007 with respect to each equity compensation plan and individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees. (See Note 12A to the consolidated financial statements).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Recent Sales of Unregistered Securities

Set forth below is a list of all issuances we have made of unregistered securities that we have not previously disclosed in any of our periodic or current reports we files with the SEC pursuant to the Securities Exchange Act or 1934, as amended.

2005

In June 2005, the Company offered its $1,500,000 secured note holders the right to convert such debt to equity and also reduced the exercise price of the related 3,278,055 warrants from $0.45759 to $0.30506 per share. A total of $1,470,000 of secured notes was converted and 1,376,783 warrants were exercised between June and September of 2005. Following these transactions, $30,000 of non-convertible debt and 1,901,272 warrants exercisable at $0.45759 per share through September 30, 2008 remained outstanding. We believe this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance and sale of the shares were conducted pursuant to transactions not involving any public offering.

In June 2005, we issued 983,417 of our common shares, valued at $0.30506 per share in payment of $228,870 of principal and $71,130 of interest to holders of four secured notes, originally issued in 2001. This issuance triggered the anti-dilution rights from our 2004 in-kind payment and we accordingly issued an additional 327,806 common shares to those holders. We believe this transaction was exempt from the registration requirements of the Securities Act by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance and sale of the shares were conducted pursuant to transactions not involving any public offering.

In May 2005, we issued 5-year warrants to purchase 819,514 shares of common stock at $0.30506 per share to Alison Garfinkel as partial consideration in a treasury stock transaction with her. The warrants were subsequently assigned to Dean Garfinkel by Mrs. Garfinkel pursuant to their legal separation agreement. We believe this transaction was exempt from the registration requirements of the Securities Act by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance and sale of the shares were conducted pursuant to transactions not involving any public offering.

In February of 2005, our corporate predecessor conducted a private placement offering in the State of Texas, pursuant to which it issued, for total proceeds of $5,000, an aggregate of 5,000,000 shares to Nexus Asset Holdings, LLC (a Texas corporation), 1201 Elm Street, Suite 1700, Dallas, Texas 75270. We believe this transaction was exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance and sale of the shares were conducted pursuant to transactions not involving any public offering.

Item 6. Management’s Discussion and Analysis or Plan of Operations.

Overview and Recent Developments

During fiscal year 2007, the Company significantly strengthened its financial position by exchanging existing material debt obligations for equity and raising $2.5 million via a preferred stock offering. Following is a condensed presentation of our balance sheet as of December 31, 2007, derived from our audited financial statements included in Item 7 of this annual report, together with comparable information derived from our December 31, 2006 balance sheet as previously reported.

	Condensed Balance Sheet Data December 31, 2007 and 2006
	2007	2006
Current Assets:
Cash	$921,082	$46,697
Accounts receivable, net	93,399	157,445
Other current assets	136,971	66,922
Total Current Assets	1,151,452	271,064
Property and Equipment, Net	150,635	244,583
Intangible and Other Assets	39,885	675,377
Total Assets	$1,341,972	$1,191,024

Current Liabilities:
Short-term and demand notes payable, including current maturities of principally related party long-term debt	$397,810	$3,068,744
Accounts payable and accrued expenses	341,687	427,673
Accrued officer’s salaries	60,000	310,000
Total Current Liabilities	799,497	3,806,447
Secured convertible debentures and accrued interest thereon	-	1,190,202
Other non-current liabilities	107,917	239,955
Total Liabilities	907,414	5,236,604
Total Stockholders’ Equity (Deficit)	$434,558	$(4,045,580)

Working Capital (Deficit)	$351,955	$(3,535,383)

In December 2007, the Company successfully restructured its balance sheet when the holders of existing material debt obligations totaling $3,135,709 agreed to exchange their debt for equity. In addition, the Company sold and issued a new series of preferred stock for cash proceeds of $2,500,000, thereby enabling the Company to retire $1,247,668 of debt, principally related to its secured convertible debentures. As a result, working capital at December 31, 2007 was $351,955, an increase of $3,887,338 from a December 31, 2006 working capital deficit of $3,535,383. Stockholders’ equity at December 31, 2007 was $434,558, an increase of $4,480,138 from a December 31, 2006 stockholders’ deficit of $4,045,580. These changes transpired as follows.

On December 26, 2007, the Company filed an amendment to its articles of incorporation increasing its authorized common shares from 500 million to 2 billion shares and authorizing up to 10,000,000 shares of $0.001 par value serial preferred stock. These amendments were the subject of an information statement filed December 4, 2007 with the SEC and contemporaneously mailed to the Company’s stockholders.

Of the ten million preferred shares authorized, six million shares were designated in three series of preferred stock as follows:

•	Series A Senior Convertible Voting Non-Redeemable Preferred Stock - 2,500,000 shares;

•	Series B Senior Subordinated Convertible Voting Redeemable Preferred Stock - 1,500,000 shares; and

•	Series C Senior Subordinated Convertible Voting Redeemable Preferred Stock - 2,000,000 shares.

Each share of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock is convertible, at any time, into 100 shares of our common stock. The serial preferred stock has liquidation rights as follows: The Series A is senior in liquidation preference to all other series or classes of capital stock, preferred or common; the Series B is senior in liquidation preference to all series or classes of capital stock, preferred or common, other than the Series A; the Series C is senior in liquidation preference to all classes of common stock, but is junior to the Series A and B Preferred Stock.

A total of 2,500,000 shares of Series A preferred stock were sold and issued to accredited investors at a purchase price of $1.00 per share, or total consideration of $2,500,000; $1,239,276 of such proceeds were used to prepay the Company’s secured convertible debentures, resulting in a small cash gain of $8,392 on the extinguishment of such debt, before the write-off of related unamortized loan and registration costs. The Company sold and issued 1,250,000 shares of Series B to one of its executive officers/principal stockholders and a company affiliated with such individual in exchange for the cancellation of Company debt in the amount of $1,250,000, or $1.00 per Series B share. The Company also sold and issued 1,885,709 shares of Series C to a total of six persons and entities, including three of its affiliates, in exchange for the cancellation of $1,885,709, or $1.00 per Series C share, of debt, accrued interest and deferred officers’ compensation.

Critical Accounting Policies

The Company’s consolidated financial statements and related public information are based on the application of generally accepted accounting principles in the United States (“GAAP”). The Company’s significant accounting policies are summarized in Note 2 to its annual consolidated financial statements. While all of these significant accounting policies impact its financial condition and results of operations, the Company views certain of them as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements. The Company’s critical accounting policies are discussed below.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. It bases its estimates on historical experience and on various assumptions that management believes are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Revenue Recognition

The Company earns a fee for each telephone solicitor’s call attempt (whether or not the call is completed) which generates a query to a data base of Do-Not-Call telephone numbers. Through its principal subsidiary, the Company has an annually renewable contract with its data base distributor to perform the following functions:

Provide connectivity to the telephone companies and access data base information from the data base that the Company manages, updates and maintains, as required to operate the telephone call processing platform. This platform is where the telephone call queries are routed from the telemarketers over various telephone carrier networks.

Contract with telephone carriers to sell our TeleBlock service to their end users.

Provide billing and collection services.

As compensation for the distributor’s services, the Company pays the distributor contractually determined amounts on a per query basis. The distributor submits monthly remittances together with the related monthly activity reports. The Company has a contractual right to audit such reports. Revenue is accrued based upon the remittances and reports submitted. Any adjustments to revenue resulting from these audits are recorded when earned if significant. Historically, these adjustments have not been significant. In the event that such adjustments do become material in the future, it is possible that, at times, the Company may have to revise previously reported interim results. The telephone carriers in turn sell the TeleBlock service to their customers. The carriers bill their customers for TeleBlock and assume all credit risk with regard to their customers. The Company has no credit risk with respect to the end-users.

Impairment of Long-Lived Assets

Long-lived assets, including our property, equipment, capitalized software and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets used in operations, an impairment loss is only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted cash flows, including estimated net proceeds if the Company were to sell the long-lived asset. When applicable, the Company measures the impairment loss based on the difference between the carrying amount and estimated fair value.

The Company periodically reviews its long-lived assets, in light of our history of operating losses, but under the methodology described above, it has not been required to record any impairment losses. Should applicable external factors such as competition, governmental regulations or other market conditions change in such a way as to be materially adverse to its business, impairment losses might be required in the future.

Prior Year Financial Statements for the Year ended December 31, 2006.

The auditors for the years ended December 31, 2006 and 2005 were BP Audit Group, PLLC, our former auditors. BP Audit Group, PLLC has not reissued its audit report for the year ended December 31, 2006 and the financial statements for 2006 have not been re-audited. Readers of the 2006 financial statements are cautioned that there are certain inherent risks in relying upon said results in that there is limited recourse available against our former auditors should readers rely to their detriment upon their prior report.

Results of Operations for Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006:

The table below presents the Company’s consolidated results of operations for the applicable periods as a percentage of sales:

	Years Ended
	December 31,
	2007	2006

Revenues	100.0	100.0
Cost of revenues	49.5	41.5

Gross margin	50.5	58.5

Operating expenses:
Selling, general and administrative expenses	68.3	95.6
Interest expense	27.5	32.9
Loan cost amortization and related financing expense	17.0	14.3
Loss on extinguishment of debt	3.3	-

Total operating expenses	116.1	142.8

Net loss	(65.6)	(84.3)

Beneficial conversion cost of issuing Series A Preferred Stock	17.7	-

Loss attributable to common stockholders	(83.2)	(84.3)

Total revenues for the year ended December 31, 2007 were $1,814,884 compared to revenues of $1,473,775 for the corresponding period in 2006. This increase of $341,109, or 23.2%, was principally attributable to increased revenues from VeriSign, the Company’s principal TeleBlock distributor. Revenues from VeriSign comprised 85.1% and 71.9% of the Company’s total revenues for 2007 and 2006, respectively. An increase in call counts of approximately 53% or 189 million call counts for TeleBlock service increased the Company’s 2007 TeleBlock revenues from VeriSign by $442,374; the Company also generated additional revenue of $121,875 from other revenue sources including its new product, Enhanced Caller ID, the online guides, and VoIP services. The Company’s introduction of its new product, Enhanced Caller ID, to its existing TeleBlock customers in May 2007 accounted for 35.4% of this increase in other revenues. In July of 2006, the Company began charging a data base administration fee to TeleBlock subscribers. The fee covers customer database maintenance and upgrades. Additionally, the Company premiered its online Registration Guide in August 2006. This guide streamlines completion of state Do-Not-Call commercial registration requirements for telemarketers and supplements the Company’s existing online Regulatory Guide.

The substantial increase in revenues from VeriSign for the year was partially offset by a decline in revenues earned from a former TeleBlock distributor, VarTec Communications Inc., of $223,140, or 91.0%. This decline was a consequence of VarTec’s prior bankruptcy filing. In August 2006, the remaining TeleBlock customers on the VarTec platform were transferred to VeriSign’s platform.

Cost of revenues for the 2007 year totaled $897,731, an increase of $285,798, or 46.7%, compared to $611,933 for the 2006 year, as the percentage increase in cost of sales significantly outstripped the percentage increase in sales, due to the change in applicable cost structures. In dollar terms, fees payable to the Company’s principal distributor, VeriSign, increased by $189,026 as a result of the above-mentioned additional 189 million call count increase to our database on VeriSign’s platform. In addition, fees charged for production and back-up site hosting increased by approximately $52,169. Other costs of revenues - for increased software amortization expense and higher costs associated with the revenue gains for online guides, VoIP services and its new caller ID product - increased by an aggregate of $44,603.

As a percentage of sales, cost of revenues increased to 49.5% in the 2007 year from 41.5% in the 2006 year. This increase of 8.0% reflects the current cost structure of the Company’s TeleBlock business, and the effect of the virtual elimination of revenue directly from VarTec, which revenue had a significantly lower related cost of sales. As a percentage of revenue, costs of sales related to VeriSign-sourced revenue increased slightly to 53.6% in 2007 from 52.4% in 2006, due to the increased hosting fees referenced above.

Selling, general, and administrative expenses decreased by $169,568, or 12.0%, to $1,239,453 for the 2007 year compared to $1,409,021 for the 2006 year. Certain operating expenses decreased as a direct result of Company-wide cost cutting measures applicable to salaries and benefits, travel and reimbursed expenses, consulting fees, commissions and advertising. Salaries and benefits decreased by $184,734 of which $124,065 was attributable to the executive officers’ voluntary one year salary reduction by one-half beginning in July 2007, and $60,669 was due to the elimination of sales and administrative personnel offset by an increase in salaries to key personnel and the addition of an operations employee. In addition, when comparing the two annual periods, travel and reimbursed expenses decreased by $30,732; consulting fees were reduced by $38,912; sales commissions decreased by $16,849; and advertising decreased by $14,147, due to reduced expenses for advertising sponsorships and trade shows. Other expenses in this category decreased by a net amount of $14,341. These decreases were largely offset by an increase in professional fees of $130,147, principally due to increased legal and auditing fees associated with public reporting requirements. Fees of this nature in 2006 were in large part capitalized as deferred loan and registration costs.

As a percentage of sales, selling, general, and administrative expenses for the year were 68.3% in 2007 and 95.6% in 2006, principally reflecting the significant sales gains and reductions in the expense category. When comparing these percentages to the respective gross margins of 50.5% and 58.5%, the net shortfall in these ratios has decreased to 17.8% from 37.1%, reflecting net improvements of 19.3% for the 2007 year. Thus, although the gross margins have decreased, principally due to the change in the mix of costs of revenues, the decrease in selling, general and administrative expenses as a percentage of gross revenue has more than offset that decrease. In dollar amounts, the shortfalls have decreased for the year by $224,879, or 41.1%, to $322,300 in 2007, down from $547,179 in 2006.

Annual interest expense increased by $14,406, or 3.0%, to $498,880 in 2007 from $484,474 in 2006. The principal reasons for the increases were due to the following: the additional $400,000 of debentures borrowed in March 2006, increases in certain short-term borrowings in the later half of 2006, the March 2007 $150,000 debentures, and a new related party loan of $57,500 in 2007. Decreased interest charges related to capitalized leases and the financed purchase of treasury stock; also on December 24, 2007, $3,135,709 of debt was exchanged for equity, which will significantly reduce interest expense in 2008. Lastly, a $100,000 line of credit, which was collateralized by an executive officer’s assets, was repaid on December 21, 2007 further decreasing current and future interest expense and also eliminating imputed interest related to this debt.

As a percentage of sales, interest expense decreased in 2007 by 5.4% to 27.5% in 2007 from 32.9% in 2006. Approximately 50% of the interest expense for the 2007 year did not require cash payment. Accrued interest of $547,111 that was expensed in 2007 and in prior years was exchanged for Series C Preferred Stock in December 2007.

Loan cost amortization and related financing expense, including loan penalties, increased in the 2007 year by $97,955, or 46.5%, to $308,833 from $210,878 in 2006. Registration costs of $543,557 related to the Company’s SB-2 filing were deferred until the SB-2 became effective; amortization of these costs began on February 13, 2007, the effective date of the Company’s registration statement. Amortization totaled $153,155 in 2007; an additional $352,414 of deferred registration costs were charged directly against paid-in capital as an equivalent amount of the debenture was exchanged for equity. In addition, loan cost amortization increased for the 2007 year due to the write-off of additional loan costs related to the portion of the March 2006 debenture that was converted into shares of the Company’s common stock.

This increase in loan cost amortization was partially offset by decreased penalties during the 2007 year. The Company incurred loan penalties of $44,605 and $104,081 for the 2007 and 2006 years, respectively. These penalties resulted from the late effectiveness of the registration statement. The Registration Rights Agreement with the debenture holder required the Company to pay liquidated damages on the secured convertible debentures in the amount of 2% of the note principal for every thirty-day period until the registration statement became effective. Loan penalties ceased to accrue when the Company’s registration statement became effective on February 13, 2007.

As a percentage of sales, loan cost amortization and related financing expense increased during the year by 2.7% to 17.0% in 2007 from 14.3% in 2006. As discussed in the preceding paragraphs, the expense increases in this category were directly related to the March 2006 and 2007 debentures.

During 2007, the Company reported a net loss on extinguishment of debt totaling $60,140. A net loss of $88,776 was incurred on the early extinguishment of the March 2006 and 2007 debentures. These debentures were fully repaid in December 2007 and the unamortized loan and registrations costs of $97,168 were written off as a loss on extinguishment of debt. This loss was offset by $8,392, the amount by which the recorded liability exceeded the amount paid.

The loss on early extinguishment of the debentures was partly offset by a gain of $28,636 on the settlement of certain accrued liabilities in exchange for newly issued common shares of the Company. The Company and one of its law firms agreed that the Company would issue and the law firm would accept 2,500,000 new unregistered common shares in exchange for outstanding legal fees of $53,636. As the closing price of the Company’s common stock on the preceding day was $0.001, the Company recorded a gain of $28,636 on the settlement of this liability.

The Company assesses its current prospects for future profitability by separating its statement of operations into two principal components: (a) its business operations, represented by the gross margin to selling, general and administrative expense shortfall and (b) its total business financing expense, represented by the total of interest expense, loan cost amortization and other financing charges as well as the net loss on extinguishment of debt. Total business financing expense increased during 2007 by $172,501, or 24.8%, to $867,853 in 2007 from $695,352 in 2006. As a percentage of sales, total business financing expense increased slightly for the 2007 year by 0.6% to 47.8% in 2007 from 47.2% in 2006. This expense had a significant impact on the Company’s 2007 operating results. This ratio is expected to dramatically improve during 2008. The balance of loan costs and related financing costs were fully expensed during 2007 as the March 2006 and 2007 debentures were repaid on December 24, 2007. Accordingly, these costs will not impact 2008 operating results. In addition, interest expense attributable to approximately $3.1 million of other Company debt was eliminated for the 2008 year, due to repayment of $897,586 of debt principal and the exchange of $2,218,598 of debt principal for Series B and Series C Preferred Stock.

While the expenses related to the extinguished debentures will not impact 2008 operating results, the Company is seeking new financing for the expansion of its marketing efforts and, as required, in connection with possible acquisitions of companies that would diversify and broaden the Company’s service offerings and product base. Therefore, while new financing costs are expected to be a factor in 2008, they should not be as significant a factor as in 2007. There can be no assurance that the Company will be able to obtain new financing or if such financing will be on terms advantageous to the Company, nor that the Company will acquire any other business entity, or, if acquisitions are made, that any acquisition will result in increased revenues or profits to the Company.

The Company’s fiscal year net loss decreased by $52,378, or 4.2%, to $1,190,153 in 2007 from $1,242,531 in 2006. As a percentage of sales, the net loss for the 2007 fiscal year decreased significantly by 18.7% to 65.6% from 84.3% for the 2006 fiscal year. This substantial improvement in the net loss as a percentage of sales, compared to the reduction in the gross margin to selling, general and administrative expense shortfall previously discussed, underscores the effect of total business financing expense on the Company’s net loss.

The Company was required to recognize a beneficial conversion cost upon its sale and issuance of 2.5 million shares of Series A Preferred Stock because each subscriber has the right to convert the Series A Preferred Stock into 100 common shares at a conversion price of $.01 per share. This beneficial conversion cost only was a factor when the prior day’s market closing price per share of common stock was higher than the $0.01 per share conversion price on a particular subscription date. At various dates from December 12, 2007 through December 31, 2007, the market closing price of the common stock was greater than the $0.01 conversion price, thereby resulting in the recognition of an aggregate beneficial conversion cost of $320,661. The 2007 loss of $1,510,814 includes this beneficial conversion cost and is taken into account when calculating loss per common share.

For the years ended December 31, 2007 and 2006, the Company’s annual effective tax rate was estimated to be 0%. Accordingly, no tax benefit or charge was recognized in either period. The Company and its subsidiaries had all been electing S-Corporations and therefore had not been subject to federal or state income taxes prior to the Company’s downstream merger in February 2006. Absent such elections, the Company’s losses would not have resulted in reported tax benefits, due to the uncertainty of future taxable income. Effective with the downstream merger, the Company and its subsidiaries all became C-Corporations. Future taxable losses, as well as those incurred from February 10, 2006 through December 31, 2007, will now be available to offset subsequent future taxable income, if any.

Liquidity and Capital Resources

Cash used in operations was $182,143 in fiscal 2007 and cash provided from operations was $46,078 in fiscal 2006. These amounts comprise the net loss, reduced by non-cash items of $858,872 in 2007 and $715,415 in 2006, plus or minus the effect of changes in assets and liabilities. The net loss as adjusted for non-cash items was $331,281 for the 2007 fiscal year, compared to $527,116 for the 2006 fiscal year. This decrease of $195,835 was due to an increase in loan cost amortization of $157,518 in 2007; the net loss on debt extinguishment of $60,140 in 2007; and a lower net loss from operations of $52,378 in 2007, offset by a decrease in depreciation and other amortization of $21,123 as well as a lower amount of interest that was effectively financed of $53,078. The other changes in assets and liabilities decreased the Company’s net cash used in operations by $149,138 and $573,194 for the years ending December 31, 2007 and 2006, respectively.

Cash used in investing activities was $26,548 in 2007 and $7,664 in 2006, reflecting a net increase of $18,884 and was due to offsetting flows. In 2006 the Company’s $20,000 bond and minor accrued interest thereon was returned as the bond was no longer required by the State of Louisiana for the Company to access the state-specific DNC list. In 2007, the Company’s prepaid lease deposits of $5,948 were repaid upon the expiration of certain capitalized leases. Expenditures for property and equipment increased by $4,798 to $32,496 in 2007 from $27,698 in 2006.

Cash provided from financing activities was $1,083,076 in 2007 and cash used in financing activities was $88,589 in 2006, an increase of $1,171,665. Cash from financing activities in 2007 was principally generated from the issuance and sale of 2.5 million shares of Series A Preferred Stock for $2,500,000, resulting in net proceeds to the Company of $2,454,384 net of related costs, the new $150,000 secured debenture and a related party loan of $57,500. Long-term debt proceeds in 2006 were $395,946, net of accrued interest deducted. The payments for deferred loan and related costs decreased by $334,027 to $72,866 in 2007 from $406,893 in 2006. Cash provided from financing activities was significantly offset by the payment of $1,139,276 in full satisfaction of the secured convertible debentures, related accrued interest as well as applicable penalties and prepayment premiums. Repayments of long term debt increased by $19,987 to $216,250 in 2007 from $196,263 in 2006; and demand loan repayments totaled $150,416 in 2007, compared to net proceeds from demand loans in 2006 of $118,621.

The net increase in cash was $874,385 in 2007 and the net decrease in cash was $50,175 in 2006.

The Company’s had working capital of $351,955 at December 31, 2007, compared to a deficit of $3,535,383 at the prior year end. The working capital increase of $3,887,338 was principally attributable the sale of $2.5 million of Series A Preferred Stock to private accredited investors in December 2007 as well as the exchange of $3,135,709 of existing debt, accrued interest and accrued officers’ compensation for Series B and C Preferred Stock. Current assets increased by $880,388, or 324.8%, to $1,151,452, due to increases in cash of $874,385, and prepaid expenses of $70,049 which were partially offset by a decrease in accounts receivable of $64,046. The Company’s principal distributor remitted their January 2008 payment in December 2007. Current liabilities decreased by $3,006,950 or 79.0%. This decrease was principally due to the payment in full satisfaction of the secured convertible debentures and the exchange of existing debt for preferred stock.

The Company was able to exchange $3,135,709 of existing debt, interest, and accrued officers’ compensation for Series B and C Preferred Stock. In addition, 2.5 million shares of Series A Preferred Stock were issued for cash proceeds of $2.5 million. Each share of the preferred stock is convertible into 100 shares of the Company’s common stock. The Series B preferred stock accrues dividends at twelve percent, payable on the last day of each calendar month commencing January 31, 2008. Projected 2008 dividends assuming no conversions to common stock will be $150,000.

The Company has the right but not the obligation to redeem the Series B Preferred Stock at any time, in whole or in part, on or prior to December 31, 2010 at a redemption price of $5.00 per share, plus accrued but unpaid Series B dividends, if any. In the case of a partial redemption of Series B, all accrued but unpaid dividends on such series must be paid prior to such redemption. A similar right was reflected in the designation of the Series C Preferred Stock; as it was intended to apply only to the Series B, the Company irrevocably waived their right to redeem the Series C.

The Company’s primary need for cash during the next twelve months is to satisfy trade payables, current operating costs and dividends due on the Series B Preferred Stock. Current cash flow requirements are expected to be approximately $242,000 per month, including payroll, rent, utilities, insurance, professional fees and dividends as well as the addition of a sales executive. The Company receives approximately $146,000 a month from its current customer base.

The Company’s two executive officers’ agreement to reduce each of their current annual salaries from $240,000 to $120,000 expires on July 1, 2008. These two officers exchanged $370,000 of deferred compensation for Series C Preferred Stock in December 2007. The December 31, 2007 balance of accrued executive officers’ compensation of $60,000 is being paid to one of the officers in equal amounts during the first six months of 2008.

Last quarter, the Company projected that it would be cash flow neutral by the end of the second quarter of 2008. This projection assumed a sales executive would be employed in November 2007, and that a new major distributor would be fully established. Delays on implementing these plans have forced management to reassess its expectations as to when cash flow neutral operations may be realized. Until cash-flow neutral operations are attained, of which there can be no assurance, additional capital will be required to finance current operations as well as any growth. The successful raising of $2.5 million from the sale of Series A Preferred Stock enabled the Company to fully repay and cancel its then outstanding secured convertible debentures and repay its officer collateralized $100,000 bank line of credit. The repayment of this debt and exchange of other debt for preferred stock have significantly reduced the Company’s anticipated financing expenses for 2008. The balance of the proceeds raised from the Series A offering will be used to fund the Company’s operating shortfalls over the next three quarters.

Going Concern

At December 31, 2007, the Company has stockholders’ equity of $434,558 and working capital of $351,955, primarily due to the following in December 2007: (i) the receipt of the proceeds from the sale of new Series A Preferred Stock, (ii) the use of a portion of such proceeds to repay the 2006 and 2007 secured convertible debentures; and (iii) the exchange of various related party debt for new Series B and C Preferred Stock.

Despite these significant improvements to the Company’s current financial position, continuous net losses incurred over the last five fiscal years raise substantial doubt about the Company’s ability to continue as a going concern. Operating losses have resulted from a shortfall of sales revenues to cover the Company’s operating and marketing expenditures during the implementation of the Company’s operating plan, which targets significant sales growth and is long-range in nature. Such continuation is dependent upon the Company’s ability to increase revenues, control costs and operate profitably. The Company is seeking to (i) employ sales executives to increase the marketing and sale of the Company’s services; and (ii) has retained an investment banker to explore acquisition opportunities that may diversify the Company’s existing range of services as well as to assist the Company in obtaining additional financing as required. There is no assurance that the Company will be successful in attaining these objectives.

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reported in the accompanying financial statements, net losses of $1,190,153 and $1,241,531were incurred for the years ended December 31, 2007 and 2006, respectively. These losses do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 7. Financial Statements.

Our audited financial statements as of December 31, 2007 and for each of the years in the two-year period then ended, and the related notes to the financial statements, required by Item 310 of Regulation S-B are included in this Annual Report on Form 10-KSB following Item 14.

Our 2006 consolidated financial statements were previously audited by BP Audit Group, PLLC. Their report on such financial statements has not been reissued due to their discontinuation of their public accounting and auditing operations. A copy of their previously issued report has been included.

Item 8. Changes In and Disagreements with Accounting and Financial Disclosure.

On October 4, 2007, Compliance Systems Corporation, a Nevada corporation (the “Company”) was notified by its registered independent public accounting firm, BP Audit Group, PLLC (“BP Audit”), that it was resigning as the Company’s certifying accountant.

BP Audit’s reports on the Company’s financial statements for the fiscal years ended December 31, 2005 and December 31, 2006 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles; except that the reports included explanatory paragraphs referring to factors which raised substantial doubt about the Company’s ability to continue as a going concern. These factors included recurring losses from operations, deficits in working capital and stockholders’ equity, and the ability of the Company to obtain sufficient financing for its business and maintain satisfactory relationships with its creditors, generate increased revenues and operate profitably.

During the fiscal years ended December 31, 2005 and December 31, 2006 and through October 4, 2007 there were no disagreements with BP Audit on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, whether resolved or not, which disagreements, if not resolved to BP Audit’s satisfaction, would have caused BP Audit to make reference to the subject matter of the disagreement in connection with the issuance of its reports on the Company’s financial statements.

During the fiscal years ended December 31, 2005 and December 31, 2006 and through October 4, 2007 there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B.

The Company provided BP Audit with a copy of the foregoing disclosures and BP Audit furnished a letter addressed to the U.S. Securities and Exchange Commission stating that BP Audit agreed with the statements made by the Company set forth above insofar as they relate to BP Audit. A copy of the letter, dated October 10, 2007, furnished by BP Audit, agreeing with the Company’s statements, was attached as an exhibit to the Form 8-K that was filed with the Securities and Exchange Commission on October 10, 2007.

Effective October 10, 2007, the Company engaged Holtz Rubenstein Reminick LLP to act as its independent registered public accountants. During the two most recent fiscal years and subsequent interim periods, the Company has not consulted Holtz Rubenstein Reminick LLP on items which (i) involved the application of accounting principles to a specified transaction, either completed or proposed, or involved the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-B).

Item 8A(T). Controls and Procedures.

Our chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934), as of December 31, 2007. Based on their review and evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Annual Report on Form 10-KSB, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth the names and positions of our executive officers and directors. Our directors are elected at our annual meeting of stockholders and serve for one year or until successors are elected and qualify. The Board appoints the Company’s officers, and their terms of office are at the discretion of the Board, except to the extent governed by an employment contract.

As of March 20, 2008, our directors and executive officers, their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of their terms are as follows:

Name	Age	Position	Period Served

Dean Garfinkel	49	Chairman of the Board	2002 to present
		Chief Executive Officer and Secretary	2002 to June 2005
		Chief Executive Officer and President	June 2005 to present

Barry Brookstein	66	Director, Chief Financial Officer, and Treasurer	2002 to present
		Secretary	June 2005 to present

The directors and executive officers of Compliance Systems Corporation are not directors or executive officers of any other company that files reports with the Commission, nor have they been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending our directors and officers from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

The following is a brief description of the background of the directors and executive officers of Compliance Systems Corporation, as furnished by such directors and executive officers.

Dean Garfinkel, Chairman of the Board and President

Mr. Garfinkel, 49, has served as our Chairman of the Board of Compliance Systems Corporation and each of its subsidiaries since each such entity was founded. Mr. Garfinkel is currently our President and Chief Executive Officer, positions which he held since June 2005. Mr. Garfinkel also served as Secretary since our founding through June 2005. Mr. Garfinkel served as Chief Executive Officer and Director of ASN Voice & Data Corp. (“ASN”), a telecommunications company he founded in 1991, which specialized in providing voice and data systems for the financial sector. Mr. Garfinkel also has served as a communications consultant to Fortune 500 companies and other businesses for over 20 years. Mr. Garfinkel is on the Executive Board of Directors of the American Teleservices Association.

Barry Brookstein, Director, Chief Financial Officer, Secretary and Treasurer

Mr. Brookstein, 66, has served as Chief Financial Officer, Treasurer and Director of Compliance Systems Corporation and each of its subsidiaries since each such entity was founded. Prior to joining our predecessors in 2001, Mr. Brookstein devoted himself full-time to his accounting practice. Mr. Brookstein is a graduate of Pace University and has over 40 years of experience in public accounting. As Chief Financial Officer, his duties include the management of all financial activities, including, but not limited to, budgeting, short-and long-term planning and directing financial operations.

Significant Employees

As of March 20, 2008, our other significant personnel, their ages, positions, the dates of employment are as follows:

Name	Age	Position	Dates of Employment

Stefan Dunigan	36	Vice President of Operations	2002 to present

Cecilia Carfora	51	Controller	2002 to present

Stefan Dunigan,  Vice President of Operations

Stefan Dunigan, 36, oversees the daily operations of the Company. Previously, Mr. Dunigan was Director of Operations for ASN Voice & Data Corp. Mr. Dunigan’s principal responsibilities include the development and implementation of the systems necessary to successfully launch and administer our wide array of compliance services and solutions. Additionally, Mr. Dunigan is pro-actively involved in product enhancement and both end-user and telephone carrier support, among other duties.  Mr. Dunigan brings nearly ten years of hands-on experience with all facets of the public telecommunication network, and is considered an expert in broadband delivery and design.

Cecilia Carfora, CPA, Controller

Ms. Carfora, 51, has been the Controller of the Company and each of its subsidiaries since joining our predecessor in 2002. Prior to joining the Company, Ms. Carfora devoted herself full-time to her accounting practice. Ms. Carfora is a certified public accountant with an MBA from Pace University. Ms. Carfora has over 25 years of experience in both public and private accounting.

Section 16(a) Compliance Of Officers And Directors

The Company did not have a class of securities registered under Section 12(b) or Section 12(g) of the Exchange Act in 2007 and as such, our officers, directors and 10% stockholders were not subject to the reporting requirements of Section 16(a).

Code Of Ethics

On February 10, 2006, the Board adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics was filed as an exhibit to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 12, 2006.

Committees

The Board serves as the audit committee. The Board does not have an outside director as a financial expert due to the lack of capital needed to attract a qualified expert. Absent his positions as an executive officer, director and principal stockholder, the Board believes Mr. Brookstein would qualify as a financial expert.

Compensation Committee Interlocks And Insider Participation

The Board does not have a compensation committee, and none of our executive officers has served as a director or member of the compensation committee of any other entity whose executive officers served on our Board.

Item 10. Executive Compensation.

The following table shows all the cash compensation paid by us, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2007, and 2006 to our named executive officers, which included our chief executive officer and the two most highly compensated officers, other than the chief executive officer. In addition, as indicated in the applicable footnotes below, certain compensation was deferred and/or waived in various periods. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in, or footnoted to, the chart below, were paid to these executive officers during these fiscal years. Except as indicated below, no executive officer earned a total annual salary and bonus for any of these years in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Non Qualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)

Dean Garfinkel	2007	$180,000		0	0	0	0	0	$21,197	(4)	$201,197
President and	2006	$240,000	(1)	0	0	0	0	0	$19,278	(5)	$259,278
Chairman
of the Board of
Directors

Barry Brookstein	2007	$180,000	(2)	0	0	0	0	0	$15,828	(6)	$195,828
Chief Financial	2006	$240,000	(3)	0	0	0	0	0	$16,172	(7)	$256,172
Officer, Treasurer
Secretary and
Director

At December 31, 2007, total accrued salaries of $60,000 are owed to Mr. Garfinkel. Messrs. Garfinkel and Brookstein waived one-half of their salaries for one year beginning July 1, 2007.

(1)	$105,000 was deferred by Mr. Garfinkel; accordingly he actually received total compensation of $154,278 in 2006.

(2)	$120,000 was deferred by Mr. Brookstein; accordingly he actually received total compensation of $60,000 in 2007.

(3)	$165,000 was deferred by Mr. Brookstein; accordingly he actually received total compensation of $91,172 in 2006.

(4)	Mr. Garfinkel received a $12,000 car lease allowance and $9,197 for insurance, repairs and gas in 2007.

(5)	Mr. Garfinkel received a $12,000 car lease allowance and $7,278 for insurance, repairs and gas in 2006.

(6)	Mr. Brookstein received a $12,000 car lease allowance and $3,828 for insurance, repairs and gas in 2007.

(7)	Mr. Brookstein received a $12,000 car lease allowance and $4,172 for insurance, repairs and gas in 2006.

Employment Agreements with Management

Our subsidiary, Call Compliance, Inc., entered into 5-year employment agreements, effective as of December 1, 2001, with each of Messrs. Garfinkel and Mr. Brookstein, pursuant to which Mr. Garfinkel became our Chairman and Mr. Brookstein became our Chief Financial Officer, Treasurer and Director. Messrs. Garfinkel and Brookstein’s employment contracts were extended for five years and currently expire on November 30, 2011. Under the terms of their respective employment agreements, Mr. Garfinkel receives a base salary of $240,000 per year and Mr. Brookstein receives a base salary of $240,000 per year. Each officer is entitled to an annual bonus from the bonus pool, the amount to be determined in the sole discretion of the Board, and an allowance for an automobile of up to $1,000 per month plus reimbursement for maintenance, insurance, and gasoline also to be determined in the sole discretion of the Board. Each employment agreement provides for health insurance and other standard benefits and contains certain non-competition prohibitions which require that each officer not engage in any business activities which directly compete with our business while he or she is employed by us, or is one of our principal stockholders.

As described above, Messrs. Garfinkel and Brookstein’s respective employment agreements provide for an annual bonus from a bonus pool, with the amount of each bonus to be determined in the sole discretion of the Board. The bonus pool shall be equal to a percentage of our pre-tax profits, if any, after the service of any debt on a calendar year basis, starting with 25% of the first $10 million in pretax earnings, and 10% of any pretax earnings in excess of $10 million. For the fiscal years ended December 31, 2007 and 2006, no bonuses were awarded. At present, Messrs. Garfinkel and Brookstein’s employment agreements are guaranteed by us, as the parent company of Call Compliance, Inc.

Messrs. Garfinkel and Brookstein agreed to voluntarily defer a portion of their salaries. On July 1, 2007, these officers agreed to waive one-half of their respective salaries for one year beginning July 1, 2007. In addition, the officers exchanged $370,000 of deferred salaries for shares of Series C Preferred Stock in December 2007. As of December 31, 2007, an aggregate of $60,000 of deferred salary attributable to the six months of 2007 is owed to Mr. Garfinkel. Such deferred salary is being paid in equal amounts during the first six months of 2008.

Neither Mr. Dunigan nor Ms. Carfora have an employment agreement with the Company.

Outstanding Equity Awards at Fiscal Year-End

There were no equity awards granted in 2007 or 2006 and none are outstanding at December 31, 2007.

Securities Authorized for Issuance under Equity Compensation Plan

No securities have been authorized under equity compensation plans as of December 31, 2007. No compensatory options were granted to the named officers and directors during the year ended December 31, 2007 or for prior periods. (See Note 12A to the consolidated financial statements).

Director Compensation

Directors do not receive any cash compensation for their service as members of the Board, but they are reimbursed for reasonable out-of-pocket expenses incurred in connection with their duties as directors. Upon establishing a stock option plan, which we have not done as of the date of filing this Form 10-KSB, we anticipate that directors will be granted options to purchase common stock thereunder.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We currently have outstanding four classes of voting securities: our common stock, Series A Senior Convertible Voting Non-Redeemable Preferred Stock, Series B Senior Subordinated Convertible Voting Redeemable Preferred Stock and Series C Senior Subordinated Convertible Voting Redeemable Preferred Stock. The Company has irrevocably waived its right to redeem the Series C Preferred Stock.

The following tables set forth information with respect to the beneficial ownership of shares of each class of our voting securities as of March 20, 2008, by:
•	each person known by us to beneficially own 5% or more of the outstanding shares of such class of stock, based on filings with the Securities and Exchange Commission and certain other information,

•	each of our current “named executive officers” and directors, and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. In addition, under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined.

The term “named executive officers” is defined in the SEC rules as those executive officers who are required to be listed in the Summary Compensation Table provided under Item 10 of this Annual Report on Form 10-KSB.

Except as otherwise indicated in the notes to the following table,

•	we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and

•	the address for each beneficial owner listed in the table is c/o Compliance Systems Corporation, 90 Pratt Oval, Glen Cove, New York 11542.

Series A Senior Convertible Voting Non-Redeemable Preferred Stock:

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
Barry Brookstein (1)	200,000 (2)	8.0%

All executive officers and directors as a group (two persons)	200,000 (2)	8.0%

(1)	Mr. Brookstein is our Chief Financial Officer and a member of our board of directors.

(2)	Does not include 262,500 shares of Series A Preferred Stock pledged to Mr. Brookstein to secure loans made by Mr. Brookstein to the pledgors.

Series B Senior Subordinated Convertible Voting Redeemable Preferred Stock:
Name and Address of Stockholder	Amount and Nature of Beneficial Ownership		Percentage of Class
Barry Brookstein (1)	1,250,000	(2)	100.0%

All executive officers and directors as a group (two persons)	1,250,000	(2)	100.0%

(1)	Mr. Brookstein is our Chief Financial Officer and a member of our board of directors.

(2)
Includes 750,000 shares of Series B Preferred Stock owned by a company in which Mr. Brookstein serves as an executive officer and director and holds a majority of its outstanding stockholder voting power.

Series C Senior Subordinated Convertible Voting Redeemable Preferred Stock:

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership		Percentage of Class
Barry Brookstein (1)	857,593	(2)	45.5%
Dean Garfinkel (3)	466,750		24.8%

All executive officers and directors as a group (two persons)	1,324,343	(2)	70.2%

(1)	Mr. Brookstein is our Chief Financial Officer and a member of our board of directors.

(2)
Includes (a) 450,601 shares of Series C Preferred Stock owned by a company in which Mr. Brookstein serves as an executive officer and director and holds a majority of its outstanding stockholder voting power.

(3)	Mr. Garfinkel is our Chairman of the Board, Chief Executive Officer and President.

Common Stock:
Name and Address of Stockholder	Amount and Nature of Beneficial Ownership		Percentage of Class
Barry Brookstein (1)	251,755,131	(2)	67.6%
Dean Garfinkel (3)	77,455,708	(4)	39.0

All executive officers and directors as a group (two persons)	329,210,839	(2)(4)	75.0%

(1)	Mr. Brookstein is our Chief Financial Officer and a member of our board of directors.

(2)
Includes (a) 63,512 shares of our common stock owned by Mr. Brookstein’s minor children for which Mr. Brookstein has custodial control, (b) 10,000,000 shares of our common stock issuable upon exercise of an option granted to Mr. Brookstein in January 2008, which shares are purchasable within the next 60 days, (c) 20,000,000 shares of our common stock issuable upon conversion of the 200,000 shares of Series A Preferred Stock beneficially owned by Mr. Brookstein, which shares are convertible within the next 60 days, (d) 125,000,000 shares of our common stock issuable upon conversion of the 1,250,000 shares of Series B Preferred Stock beneficially owned by Mr. Brookstein, which shares are convertible within the next 60 days, and (e) 85,759,300 shares of our common stock issuable upon conversion of the 857,593 shares of Series C Preferred Stock beneficially owned by Mr. Brookstein, which shares are convertible within the next 60 days.

(3)	Mr. Garfinkel is our Chairman of the Board, Chief Executive Officer and President.

(4)
Includes (a) 127,024 shares of our common stock owned by Mr. Garfinkel’s minor children for which Mr. Garfinkel has custodial control, (b) 20,000,000 shares of our common stock issuable upon exercise of an option granted to Mr. Garfinkel in January 2008, which shares are purchasable within the next 60 days, and (c) 46,675,000 shares of our common stock issuable upon conversion of the 466,750 shares of Series C Preferred Stock beneficially owned by Mr. Garfinkel, which shares are convertible within the next 60 days.

Dean Garfinkel, our chairman of the board, president and chief executive officer, and Barry Brookstein, our chief financial officer, have each informed us that they intend to enter into "Rule 10b5-1 plans" pursuant to which they will each enter into binding, irrevocable contracts to sell specified numbers of shares of our common stock owned by them over the following twelve months.  Messrs. Garfinkel and Brookstein intend to enter into such agreements no sooner than ten business days following the date of the filing of this Annual Report on Form 10-KSB, provided that they are not, at the time of entering into such binding agreements, in possession of material non-public information concerning our company.  Under these binding agreements, Messrs. Garfinkel and Brookstein shall each give irrevocable orders to sell 125,000 shares of our common stock per calendar month for the following twelve months, at a price of no less than $0.05 per share, on the first trading day of each such calendar month (or as soon thereafter as is practicable under ordinary principles of best execution).  Under these agreements, Messrs. Garfinkel and Brookstein are prohibited from exercising any subsequent influence over how, when or whether to effectuate any sale of the shares.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships And Related Transactions

At December 31, 2007, we were indebted on an unsecured demand loan in the principal amount of $150,000 to Mr. Henry Ponzio, a minor stockholder of the Company. The note bears interest at 18% per annum and is payable on demand.

At December 31, 2007, we were indebted on an uncured loan in the principal amount of $50,000 to Mr. Brad Friedman, a minor stockholder of the Company. The note bears interest at 12% per annum and due and is payable on January 4, 2009.

In December 2007, Barry Brookstein purchased 200,000 shares of Series A Preferred Stock from us for cash consideration of $200,000. Each share is convertible into 100 shares of common stock at Mr. Brookstein’s option.

In December 2007, we issued 1,885,709 shares of Series C Preferred Stock to our two executive officers, an officer’s wholly owned subsidiary and three other corporations in exchange for these entities releasing us from our obligation to pay debt, interest and deferred officers’ compensation of $1,885,709. Mr. Brookstein and his wholly owned company exchanged total debt, accrued interest and deferred compensation of $857,593 for 857,593 shares of Series C Preferred Stock. Dean Garfinkel exchanged total debt, accrued interest and deferred compensation of $466,750 for 466,750 shares of Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into 100 shares of common stock at the owner’s option.

In December 2007, we issued 1,250,000 million shares of Series B Preferred Stock to Mr. Brookstein and his wholly owned company in exchange for $1,250,000 of debt owed to him and his company by us. Dividends are paid monthly at a rate of $0.01 per share. Each share of Series B Preferred Stock is convertible into 100 shares of common stock at the owner’s option.

Our Chairman, Dean Garfinkel, has been on the Executive Board of Directors of the ATA since 2004. In 2005, we entered into an agreement with the ATA to provide to its members an online system designed to assist telemarketers to easily fill out voluminous state commercial registration forms, which we call the Registration Guide. The agreement with the ATA was negotiated on an arm’s length basis and we believe does not contain terms which are less favorable to us than agreements that the ATA enters into with other entities.

Director Independence

For the years ended December 31, 2007 and 2006, there were no independent directors.

Item 13. Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated February 10, 2006 by and between Compliance Systems Corporation and GSA Publications, Inc.	Incorporated by reference as Exhibit 2.1 to the Registration Statement filed on May 12, 2006.

3.1	Composite of Articles of Incorporation of Compliance Systems Corporation, as amended to date	Provided herewith.

3.2	Bylaws of Compliance Systems Corporation (f/k/a GSA publications, Inc.), as amended to date	Incorporated by reference as Exhibit 3.2(iii) to the Registration Statement filed on May 12, 2006.

10.1	United States Patent, dated December 11, 2001	Incorporated by reference as Exhibit 10.1 to the Registration Statement filed on May 12, 2006.

10.2	Assignment Agreement, dated April 17, 2002 by and between Call Compliance, Inc. and Spirits Management, Inc.	Incorporated by reference as Exhibit 10.2 to the Registration Statement filed on May 12, 2006.

10.3	Assignment Agreement, dated April 11, 2002 by and between Call Compliance, Inc. and Spirits Management, Inc.	Incorporated by reference as Exhibit 10.3 to the Registration Statement filed on May 12, 2006.

10.4	Patent License Agreement, dated April 11, 2002 by and between Call Compliance, Inc. and Illuminet, Inc.	Incorporated by reference as Exhibit 10.4 to the Registration Statement filed on May 12, 2006.

10.5	CCI Alliance Agreement, dated April 11, 2002 by and between Call Compliance, Inc. and Illuminet, Inc.	Incorporated by reference as Exhibit 10.5 to the Registration Statement filed on May 12, 2006.

10.6	Addendum to Promissory Note, dated July 25, 2005 by and between Call Compliance, Inc. and Barry Brookstein	Incorporated by reference as Exhibit 10.6 to the Registration Statement filed on May 12, 2006.

10.7	Lease Agreement, dated May 10, 2002 by and between Call Compliance, Inc. and Spirits Management, Inc.	Incorporated by reference as Exhibit 99.1 to the Registration Statement filed on May 12, 2006.

10.8	Non-Negotiable Promissory Note, dated December 1, 2002 by and between Call Compliance, Inc. and Spirits Management, Inc.	Incorporated by reference as Exhibit 10.7 to the Registration Statement filed on May 12, 2006.

Exhibit No.	Description	Location
10.10	Non-Negotiable Promissory Note, dated December 1, 2002 by and between Call Compliance, Inc. and Telmax Co., Inc	Incorporated by reference as Exhibit 10.9 to the Registration Statement filed on May 12, 2006.

10.11	Non-Negotiable Promissory Note, dated December 1, 2002 by and between Call Compliance, Inc. and Phone Tel New Corp.	Incorporated by reference as Exhibit 10.10 to the Registration Statement filed on May 12, 2006.

10.12	Guaranty, dated December 1, 2002 by and among Call Compliance, Inc., Call Compliance.com, Inc. and Telmax Co., Inc	Incorporated by reference as Exhibit 10.11 to the Registration Statement filed on May 12, 2006.

10.13	Guaranty, dated December 1, 2002 by and among Call Compliance, Inc., Call Compliance.com, Inc. and PhoneTel New Corp.	Incorporated by reference as Exhibit 10.12 to the Registration Statement filed on May 12, 2006.

10.14	Guaranty, dated December 1, 2002 by and among Call Compliance, Inc., Call Compliance.com, Inc. and Tele-Serv, Inc.	Incorporated by reference as Exhibit 10.13 to the Registration Statement filed on May 12, 2006.

10.15	Guaranty, dated December 1, 2002 by and among Call Compliance, Inc., Call Compliance.com, Inc. and Spirits Management, Inc.	Incorporated by reference as Exhibit 10.14 to the Registration Statement filed on May 12, 2006.

10.16	Promissory Note, December 7, 2002 by and between Call Compliance, Inc. and Spirits Management, Inc.	Incorporated by reference as Exhibit 10.16 to the Registration Statement filed on May 12, 2006.

10.17	Assignment Agreement, by and between dated December 2003 by and between Call Compliance, Inc. and Spirits Management, Inc.	Incorporated by reference as Exhibit 10.20 to the Registration Statement filed on May 12, 2006.

10.18	Patent Security Agreement, dated as of 2003 by and between, Compliance Systems Corporation and Call Compliance.Com, Inc.	Incorporated by reference as Exhibit 10.21 to the Registration Statement filed on May 12, 2006.

10.19	Promissory Agreement, dated July 15, 2004 by and among Call Compliance, Inc., Tele-Serv, Inc. and Compliance Systems Corporation	Incorporated by reference as Exhibit 10.23 to the Registration Statement filed on May 12, 2006.

10.20	Promissory Agreement , dated July 15, 2004 by and among Call Compliance, Inc., Telmax Co., Inc. and Compliance Systems Corporation	Incorporated by reference as Exhibit 10.24 to the Registration Statement filed on May 12, 2006.

10.21	Promissory Agreement, dated July 15, 2004 by and among Call Compliance, Inc., PhoneTel New Corp. and Compliance Systems Corporation	Incorporated by reference as Exhibit 10.25 to the Registration Statement filed on May 12, 2006.

Exhibit No.	Description	Location
10.22	Promissory Agreement, dated July 15, 2004 by and among Call Compliance, Inc., Spirits Management, Inc. and Compliance Systems Corporation	Incorporated by reference as Exhibit 10.26 to the Registration Statement filed on May 12, 2006.

10.23	Lease Agreement, dated October 18, 2004 by and between DELL Financial Services L.P. and Call Compliance, Inc.	Incorporated by reference as Exhibit 99.2 to the Registration Statement filed on May 12, 2006.

10.24	Assignment of Lease with Consent of Landlord, dated January 26, 2005 by and between Automated Systems Nationwide Network, Inc. and Call Compliance, Inc.	Incorporated by reference as Exhibit 99.3 to the Registration Statement filed on May 12, 2006.

10.25	Sublease Modification Agreement, dated January 26, 2005 by and between Automated Systems Nationwide Network, Inc. and Intellidyne LLC	Incorporated by reference as Exhibit 99.4 to the Registration Statement filed on May 12, 2006.

10.26	Addendum to Promissory Agreement, dated July 25, 2005 by and between Compliance Systems Corporation and Barry Brookstein	Incorporated by reference as Exhibit 10.27 to the Registration Statement filed on May 12, 2006.

10.27	Addendum to Promissory Agreement, dated July 26, 2005 by and between Compliance Systems Corporation and Spirits Management, Inc.	Incorporated by reference as Exhibit 10.28 to the Registration Statement filed on May 12, 2006.

10.28	Non-Negotiable Promissory Note, dated July 1, 2005 by and between Compliance Systems Corporation and Alison Garfinkel	Incorporated by reference as Exhibit 10.29 to the Registration Statement filed on May 12, 2006.

10.29	Non-Negotiable Promissory Note, dated July 1, 2005 by and between Compliance Systems Corporation and Dean Garfinkel	Incorporated by reference as Exhibit 10.30 to the Registration Statement filed on May 12, 2006.

10.30	Promissory Note, dated August 1, 2005 by and between Compliance Systems Corporation and Brad Friedman	Incorporated by reference as Exhibit 10.31 to the Registration Statement filed on May 12, 2006.

10.32	Separation, Mutual Release and Stock Purchase Agreement, dated September 20, 2005 by and among Alison Garfinkel, Compliance Systems Corp and its wholly-owned subsidiary Call Compliance, Inc.	Incorporated by reference as Exhibit 99.5 to the Registration Statement filed on May 12, 2006.

10.33	First Amendment to Employment Agreement, dated September 30, 2005 to the Employment Agreement dated December 1, 2001 by and between Call Compliance, Inc. and Barry Brookstein	Incorporated by reference as Exhibit 10.35 to the Registration Statement filed on May 12, 2006.

Exhibit No.	Description	Location
10.34	First Amendment to Employment Agreement, dated September 30, 2005 to the Employment Agreement dated December 1, 2001 by and between Call Compliance, Inc. and Dean Garfinkel	Incorporated by reference as Exhibit 10.36 to Amendment No. 1 to the Registration Statement filed on August 11, 2006.

10.35	Promissory Note, dated October 28, 2005 by and between Compliance Systems Corporation and Henry A. Ponzio	Incorporated by reference as Exhibit 10.34 to the Registration Statement filed on May 12, 2006.

10.36	Secured Convertible Debenture, dated November 30, 2005 issued to Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.37 to the Registration Statement filed on May 12, 2006.

10.37	Securities Purchase Agreement, dated November 30, 2005 by and between Compliance Systems Corporation and Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.38 to the Registration Statement filed on May 12, 2006.

10.38	Investor Registration Rights Agreement, dated November 30, 2005 by and between Compliance Systems Corporation and Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.39 to the Registration Statement filed on May 12, 2006.

10.39	Debenture, dated November 30, 2005, issued to Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.40 to the Registration Statement filed on May 12, 2006.

10.40	Pledge and Escrow Agreement, dated November 30, 2005 by and between Compliance Systems Corporation and Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.41 to the Registration Statement filed on May 12, 2006.

10.41	Security Agreement, dated November 30, 2005 by and between Compliance Systems Corporation and Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.42 to the Registration Statement filed on May 12, 2006.

10.42	Lock-up Agreement, dated November 30, 2005 by and between Compliance Systems Corporation and Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.43 to the Registration Statement filed on May 12, 2006.

10.43	Stock Purchase Agreement, dated November 30, 2005 by and between Compliance Systems Corporation and Cary Chan	Incorporated by reference as Exhibit 10.44 to the Registration Statement filed on May 12, 2006.

10.44	Stock Purchase Agreement, dated November 30, 2005 by and between Compliance Systems Corporation and certain stockholders listed therein	Incorporated by reference as Exhibit 10.45 to the Registration Statement filed on May 12, 2006.

Exhibit No.	Description	Location
10.45	Addendum to Stock Purchase Agreement, dated November 30, 2005 by and between Compliance Systems Corporation and Stockholders	Incorporated by reference as Exhibit 10.46 to the Registration Statement filed on May 12, 2006.

10.46	Securities Purchase Agreement, dated March 8, 2006 by and between Compliance Systems Corporation and Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.47 to the Registration Statement filed on May 12, 2006.

10.47	Secured Convertible Debenture, dated March 8, 2006 issued to Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.48 to the Registration Statement filed on May 12, 2006.

10.48	Pledge and Escrow Agreement, dated March 8, 2006 by and among Compliance Systems Corporation, Montgomery Equity Partners, Ltd. and David Gonzalez, Esq.	Incorporated by reference as Exhibit 10.49 to the Registration Statement filed on May 12, 2006.

10.49	Investor Registration Rights Agreement, dated March 8, 2006 by and between Compliance Systems Corporation and Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.50 to the Registration Statement filed on May 12, 2006.

10.50	Insider Pledge and Escrow Agreement, dated March 8, 2006 by and among Compliance Systems Corporation, Montgomery Equity Partners, Ltd. and David Gonzalez, Esq.	Incorporated by reference as Exhibit 10.51 to the Registration Statement filed on May 12, 2006.

10.51	Insider Pledge and Escrow Agreement, dated March 8, 2006 by and among Compliance Systems Corporation, Montgomery Equity Partners, Ltd. and David Gonzalez, Esq.	Incorporated by reference as Exhibit 10.52 to the Registration Statement filed on May 12, 2006.

10.52	Security Agreement, dated March 8, 2006 by and between Compliance Systems Corporation and Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.53 to the Registration Statement filed on May 12, 2006.

10.53	Security Agreement, dated March 8, 2006 by and between Telephone Blocking Services Corporation and Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.54 to the Registration Statement filed on May 12, 2006.

10.54	Security Agreement, dated March 8, 2006 by and between CallCenter Tools, Inc. and Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.55 to the Registration Statement filed on May 12, 2006.

10.55	Security Agreement, dated March 8, 2006 by and between Jasmin Communications, Inc. and Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.56 to the Registration Statement filed on May 12, 2006.

Exhibit No.	Description	Location
10.56	Security Agreement, dated March 8, 2006 by and between Call Compliance.com, Inc. and Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.57 to the Registration Statement filed on May 12, 2006.

10.57	Security Agreement, dated March 8, 2006 by and between Call Compliance, Inc. and Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.58 to the Registration Statement filed on May 12, 2006.

10.58	Termination Agreement, dated March 7, 2006 by and between Call Compliance, Inc. and Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.59 to the Registration Statement filed on May 12, 2006.

10.59	Irrevocable Transfer Agent Instructions, dated March 8, 2006 by and between Call Compliance Systems Corporation and Montgomery Equity Partners, Ltd.	Incorporated by reference as Exhibit 10.60 to the Registration Statement filed on May 12, 2006.

10.60	$150,000 Promissory Note, dated September 30, 2006 issued by Call Compliance.com, Inc. to Nascap Corp.	Incorporated by reference as Exhibit 10.61 to Amendment No. 2 to the Registration Statement filed on November 2, 2006.

10.61	Security Agreement, dated March 8, 2006 by and between Call Compliance, Inc. and Nascap Corp.	Incorporated by reference as Exhibit 10.62 to Amendment No. 2 to the Registration Statement filed on November 2, 2006.

10.62	Guaranty Agreement, dated September 30, 2006 by Compliance Systems Corporation in favor of Nascap Corp.	Incorporated by reference as Exhibit 10.63 to Amendment No. 2 to the Registration Statement filed on November 2, 2006.

10.63	Consent, dated September 30, 2006, of Montgomery Equity Partners, Ltd. to the issuance by Call Compliance, Inc. of a $150,000 Promissory Note to Nascap Corp.	Incorporated by reference as Exhibit 10.64 to Amendment No. 2 to the Registration Statement filed on November 2, 2006.

10.64	Subordination Agreement, dated September 30, 2006 by Montgomery Equity Partners, Ltd. in favor of Nascap Corp.	Incorporated by reference as Exhibit 10.65 to Amendment No. 2 to the Registration Statement filed on November 2, 2006.

10.65	Agreement, dated January 3, 2006, by and between Compliance Systems Corporation and Montgomery Equity Partners, Ltd	Incorporated by reference as Exhibit 10.66 to Amendment No. 3 to the Registration Statement filed on January 11, 2007.

10.66	Security Agreement, dated March 10, 2006, by and between the Company and Montgomery Equity Partners, Ltd.	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K as filed with the SEC on March 10, 2006.

Exhibit No.	Description	Location
10.67	Form of Subsidiary Security Agreement, dated March 10, 2006, by and between the Company’s subsidiaries and Montgomery Equity Partners, Ltd.	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K as filed with the SEC on March 10, 2006.

10.68	Securities Purchase Agreement, dated March 16, 2007, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.1 5 of the Company’s Current Report on Form 8-K filed on March 23, 2007.

10.69	Investor Registration Rights Agreement, dated March 16, 2007, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.2 5 of the Company’s Current Report on Form 8-K filed on March 23, 2007.

10.70	Secured Convertible Debenture, dated March 16, 2007, issued by the Company to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.3 5 of the Company’s Current Report on Form 8-K filed on March 23, 2007.

10.71	Letter Agreement, effective as of December 6, 2007, between Compliance Systems Corporation and YA Global Investments, LLC and Montgomery Equity Partners, LP	Incorporated by reference as Exhibit 10.67 to Form 8-K filed on December 12, 2007.

10.72	Letter Agreement, effective as of December 1, 2007, between Compliance Systems Corporation and The Investor Relations Group Inc.	Incorporated by reference as Exhibit 10.68 to Form 8-K filed on December 12, 2007.

10.73	Pledge and Escrow Agreement, dated March 16, 2007, by and among the Company, Cornell Capital Partners, LP and David Gonzalez, Esq.	Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K as filed on March 23, 2007.

10.74	Irrevocable Transfer Agent Instructions, dated March 16, 2007, by and among the Company, Cornell Capital Partners, LP and Continental Stock Transfer & Trust Company	Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K as filed on March 23, 2007.

10.75	Amended and Restated Irrevocable Transfer Agent Instructions, dated March 16, 2007, by and among the Company, Cornell Capital Partners, LP and Continental Stock Transfer & Trust Company	Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K as filed on March 23, 2007.

10.76	Form of Debentures Sold September 2007	Incorporated by reference as Exhibit 10.1 to the September 30, 2007 Form 10-QSB filed on November 14, 2007.

10.77	August 7, 2007 Letter Between Company and Cornell	Incorporated by reference as Exhibit 10.2 to the September 30, 2007 Form 10-QSB filed on November 14, 2007.

Exhibit No.	Description	Location
10.78	Warrant to Purchase Common Stock, dated September 24, 2007, registered in the name of YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed on February 4, 2008.

10.79
Form of Option Agreement, dated as of January 4, 2008, with respect to options granted by Compliance Systems Corporation to Dean Garfinkel (20,000,000 shares) and Barry M. Brookstein (10,000,000 shares)
Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed on February 19, 2008.

16.1	Letter re: Item 304 from Israeloff, Trattner & Co., P.C	Incorporated by reference as Exhibit 16.1 to the Registration Statement filed on May 12, 2006.

16.2	Auditor Letter, dated October 10, 2007, from BP Audit Group, PLLC to the U.S. Securities and Exchange Commission	Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on October 10, 2007.

20.1	Confidential Term Sheet, dated November 18, 2002 re: Offering of Non Voting Class B Common Stock	Incorporated by reference as Exhibit 20.4 to the Registration Statement filed on May 12, 2006.

21.1	Subsidiaries	Provided herewith.

23.1	Consent of Holtz Rubenstein Reminick LLP	Provided herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Dean Garfinkel	Provided herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Barry M. Brookstein	Provided herewith.

32.1	Section 1350 Certification of Dean Garfinkel	Provided herewith.

32.2	Section 1350 Certification of Barry M. Brookstein	Provided herewith.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Holtz Rubinstein Reminick LLP provided audit services for us for our fiscal year ended December 31, 2007.  The aggregate fees billed by Holtz Rubinstein Reminick LLP for the audit of our annual financial statements and review of our financial statements included in our third quarter 2007 Form 10-QSB and services normally provided by the accountant in connection with statutory and regulatory filings and engagements were $47,500 for fiscal year ended December 31, 2007.

BP Audit Group, PLLC provided audit services for us for our fiscal year ended December 31, 2007. The aggregate fees billed by BP Audit Group, PLLP for the review of our financial statements included in our first and second quarter 2007 Forms 10-QSB were $20,000 for fiscal year ended December 31, 2007.

BP Audit Group, PLLC provided audit services for us for our fiscal year ended December 31, 2006.  The aggregate fees billed by BP Audit Group, PLLC for the audit of our annual financial statements and services normally provided by the accountant in connection with statutory and regulatory filings and engagements were $30,000 for our fiscal year ended December 31, 2006.

Audit-Related Fees

There were no fees billed in our fiscal year ended December 31, 2007 for assurance and related services by Holtz Rubinstein Reminick LLP that are reasonably related to the audit or review of our financial statements and that were not covered in the audit fees disclosure above.

There were no fees billed in our fiscal years ended December 31, 2007 and 2006 for assurance and related services by BP Audit Group, PLLC that are reasonably related to the audit or review of our financial statements and that were not covered in the audit fees disclosure above.

Tax Fees

There were no fees billed for our fiscal year ended December 31, 2007 for any professional tax advice or tax planning services rendered by Holtz Rubinstein Reminick LLP.

There were no fees billed for our fiscal years ended December 31, 2006 for any professional tax advice or tax planning services rendered by BP Audit Group, PLLC.

All Other Fees

There were no fees billed for the fiscal year ended December 31, 2007 for professional services rendered by Holtz Rubinstein Reminick LLP for all other services not disclosed above.

BP Audit Group, PLLC billed $3,200 for all other services not disclosed above for the fiscal year ending December 31, 2007. There were no fees billed for the fiscal year 2006 for professional services rendered by BP Audit Group, PLLC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Compliance Systems Corporation and Subsidiaries:
Report of Independent Registered Public Accounting Firm	F-1
Copy of Previously Issued Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet as of December 31, 2007	F-3
Consolidated Statements of Operations for the Years ended December 31, 2007 and 2006	F-4
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years ended
December 31, 2007 and 2006	F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 2007 and 2006	F-6
Notes to Consolidated Financial Statements	F-7 to F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Compliance System Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Compliance System Corporation and Subsidiaries (the "Company") as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations in its last two fiscal years of $1,190,153 and $1,242,531, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
March 27, 2008

THIS REPORT IS A COPY OF AN AUDIT REPORT PREVIOUSLY ISSUED BY BP AUDIT GROUP, PLLC.
SUCH AUDIT REPORT HAS NOT BEEN RE-ISSUED BY BP AUDIT GROUP, PLLC. THIS REPORT
REFERS TO THE COMPANY’S CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2006,
WHICH, IN ACCORDANCE WITH SEC REGULATIONS, IS NOT REQUIRED IN THIS FILING.
USERS OF THIS FORM 10-KSB SHOULD BE AWARE OF CERTAIN RISKS.
SEE ITEM 1A - RISK FACTORS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Compliance Systems Corporation
Glen Cove, New York

We have audited the accompanying consolidated balance sheet of Compliance Systems Corporation and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compliance Systems Corporation and Subsidiaries as of December 31, 2006 and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the consolidated financial statements, the Company has suffered losses from operations in its last two fiscal years of $1,242,531 and $1,241,945, respectively. Also, as of December 31, 2006, the Company has a stockholders’ deficit of $4,045,580 and a working capital deficit of $3,535,383. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon its ability to obtain sufficient financing for its business and maintain satisfactory relationships with its creditors, generate increased revenues and operate profitably. Management’s plans to achieve these objectives are also described in Note 1B. There is no assurance that the Company will be successful in these endeavors. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

/s/ BP Audit Group, PLLC

Farmingdale, NY
May 18, 2007

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS:
Current Assets:
Cash	$921,082
Accounts receivable, net	93,399
Prepaid expenses and other current assets	136,971
Total Current Assets	1,151,452

Property, equipment and capitalized software costs, net	150,635

Patents, net	21,785

Security deposits	18,100

Total Assets	$1,341,972

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term and demand notes payable	$310,909
Accounts payable and accrued expenses	341,687
Accrued officer’s salaries	60,000
Current maturities of long-term debt, principally to related parties	86,901
Total Current Liabilities	799,497

Long-term debt, less current maturities	50,000

Deferred service revenue and other deferred credits	57,917

Total Liabilities	907,414

Commitments and Contingencies - See Notes

Stockholders’ Equity:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, issued and outstanding	2,500
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250
Series C: 2,000,000 shares authorized, 1,885,709 shares issued and outstanding	1,886
Common stock, $.001 par value; 2,000,000,000 shares authorized, 128,149,238 shares issued and outstanding	128,149
Additional paid-in capital	5,588,900
Accumulated deficit	(5,288,127)
Total Stockholders’ Equity	434,558
Total Liabilities and Stockholders’ Equity	$1,341,972

See accompanying notes to consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

	2007	2006
Revenues	$1,814,884	$1,473,775
Cost of revenues	897,731	611,933

Gross margin	917,153	861,842

Operating expenses:
Selling, general and administrative expenses	1,239,453	1,409,021
Interest expense	498,880	484,474
Amortization of loan costs and related financing expense	308,833	210,878
Loss on extinguishment of debt, net	60,140	—

Total operating expenses	2,107,306	2,104,373

Net loss	(1,190,153)	(1,242,531)

Beneficial conversion cost of issuing Series A Preferred Stock	320,661	—

Loss attributable to common shareholders	$(1,510,814)	$(1,242,531)

Basic and diluted per share data:
Loss per share	$(.02)	$(.03)

Weighted average shares outstanding	70,514,928	49,178,082

See accompanying notes to consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2007 and 2006

	Preferred Stock			Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Series A	Series B	Series C	Shares	Amount	Capital	Deficit	(Deficit)
Balances, January 1, 2006	$—	$—	$—	42,500,000	$42,500	$3,790,987	$(6,638,930)	$(2,805,443)

Effect of statutory downstream merger into shell company	—	—	—	7,500,000	7,500	(7,500)	—	—
Offset of available additional paid-in capital against deficit accumulated while operating as “S” Corporations	—	—	—	—	—	(3,783,487)	3,783,487	—
Stockholder’s collateral pledge value	—	—	—	—	—	2,394	—	2,394
Net loss	—	—	—	—	—	—	(1,242,531)	(1,242,531)
Balances, December 31, 2006	—	—	—	50,000,000	50,000	2,394	(4,097,974)	(4,045,580)

Conversion of 2006 debentures, net of deferred loan cost offset	—	—	—	70,649,238	70,649	(70,649)	—	—
Debt extension warrant value	—	—	—	—	—	12,900	—	12,900
Stockholder’s collateral pledge value	—	—	—	—	—	2,298	—	2,298
Issuance of 2,500,000 shares of Series A Preferred Stock, net of costs of $45,616	2,500	—	—	—	—	2,451,884	—	2,454,384
Issuance of 1,250,000 shares of Series B Preferred Stock for cancellation of debt	—	1,250	—	—	—	1,248,750	—	1,250,000
Issuance of 1,885,709 shares of Series C preferred stock for cancellation of debt	—	—	1,886	—	—	1,883,823	—	1,885,709
Common stock issued for services	—	—	—	7,500,000	7,500	57,500	—	65,000
Net loss	—	—	—	—	—	—	(1,190,153)	(1,190,153)
Balances, December 31, 2007	$2,500	$1,250	$1,886	128,149,238	$128,149	$5,588,900	$(5,288,127)	$434,558

See accompanying notes to consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,190,153)	$(1,242,531)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Loss on extinguishment of debentures, net of gain of $28,636 on settlement of accrued costs and expenses	60,140	—
Depreciation of property and equipment	126,444	147,567
Amortization of deferred charges and intangibles	265,728	108,210
Interest/penalty financed, accrued and not paid, imputed or paid in kind on related party and other debt obligations	406,560	459,638
Changes in assets and liabilities:
Accounts receivable	64,046	(8,042)
Prepaid expenses and other current assets	12,835	73,525
Accounts payable and accrued expenses	(32,350)	233,822
Accrued officers’ compensation	120,000	270,000
Deferred credits	(15,393)	3,889
Total adjustments	1,008,010	1,288,609
Net cash provided (used) by operating activities	(182,143)	46,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits and other	5,948	20,034
Payments for property, equipment and capitalized software	(32,496)	(27,698)
Net cash used by investing activities	(26,548)	(7,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred loan and related costs	(72,866)	(406,893)
Settlement of convertible debentures and applicable accruals thereon	(1,139,276)	—
Proceeds from issuance of long-term debt	150,000	395,946
Net short-term and demand loan proceeds/(repayments)	(150,416)	118,621
Proceeds from related party loans	57,500	—
Proceeds from issuance of preferred stock, net of costs	2,454,384	—
Repayments of long-term debt	(216,250)	(196,263)
Net cash provided (used) by financing activities	1,083,076	(88,589)

NET INCREASE (DECREASE) IN CASH	874,385	(50,175)
CASH - beginning of year	46,697	96,872
CASH - end of year	$921,082	$46,697

SUPPLEMENTAL INFORMATION - Interest paid	$503,965	$128,987
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt, interest and accrued officers’ compensation exchanged for equity	$3,135,709	$—
Secured convertible debentures converted to common stock	$352,414	$—
Value of warrants issued in exchange for loan extension	$12,900	$—
Common stock issued for accrued and current services	$65,000	$—
Insurance premiums financed	$42,884	$54,220
Software acquired for deferred lessee rent payments	$—	$24,000
Imputed interest for stockholder collateral pledge value	$2,298	$2,394

See accompanying notes to consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business Description and Going Concern:

A. Organization and Business Description:

Compliance Systems Corporation (the “Company”) was incorporated on November 17, 2003 in Nevada. The Company’s corporate structure reflects a downstream merger with and a reverse acquisition into GSA Publications, Inc, on February 10, 2006, as well as a contemporaneous change of name to that of the predecessor operating company, which had been incorporated in Delaware in November of 2002. The Company and its consolidated subsidiaries, with headquarters in Glen Cove, New York, are in the business of providing tools to assist telemarketing companies in complying with federal and state Do-Not-Call” laws and regulations. The Company’s patented TeleBlock technology allows telemarketers to automatically screen and block outbound calls in real-time against federal, state, third-party and in-house do not call lists. In addition, the Company markets an on-line regulatory guide, providing up-to-the-minute e-mail alerts of new and proposed telemarketing legislation as well as access to regularly updated information regarding Do-Not-Call regulations governing the domestic teleservices industry. The Company also offers consultation services to telemarketing companies focusing on their technologies, procedures and policies to determine whether the telemarketer is in compliance with the various telemarketing rules. Recently, the Company expanded its operations to include voice-over-internet-protocol services through one subsidiary, which offers US dial-tone world-wide to companies calling into the United States, and is presently the only broadband company licensed to offer TeleBlock. Under generally accepted accounting principles, the Company operates in a single business segment.

In December 2005, the Company obtained new secured convertible debenture financing, which financing in the aggregate amount of $1,000,000 was completed in March 2006 with the original lender. A requirement of the 2005 and 2006 debt agreements was the merger with a public shell company and the filing and subsequent effectiveness of an initial registration statement with the Securities and Exchange Commission (“SEC”). The acquisition by the Company of 85% of GSA Publications, Inc., a non-reporting shell company that conditionally closed in escrow in December 2005, was completed in February 2006 pursuant to a statutory downstream merger. The merger had the effect of a 3.278055546 for one stock split of the Company’s outstanding shares. The effective issuance of 7,500,000 new shares was also recognized as a result of the merger. The transaction has been reported as a reverse acquisition, as that term is commonly known. The stock split was given full retroactive effect in the Company’s consolidated financial statements.

The Company filed registration statements and related amendments on Form SB-2 on May 12, August 11, and November 2, 2006 and on January 11, and February 9, 2007, the last of which was declared effective by the SEC on February 13, 2007. In March 2007, an affiliate of the lender purchased from the Company $150,000 of additional secured convertible debentures. In September 2007, the maturities of the 2006 and 2007 debentures were extended; however in December 2007, both debentures were fully repaid with the proceeds of new convertible preferred stock. (See Notes 1B, 6 and 11).

The accompanying financial statements include the accounts of the Company and all its subsidiaries. The 15% minority interest in the public shell that was not acquired by the Company was given no effect, since the shell had no equity at the acquisition date. For financial reporting purposes, the Company is treated as the accounting acquirer in the downstream merger from the date thereof; at such date the minority interest also terminated. All material inter-company accounts and transactions have been eliminated.

B. Liquidity and Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations in its last five fiscal years as follows: 2007: $1,190,153; 2006: $1,242,531; 2005: $1,241,945; 2004: $1,293,769; and 2003: $1,880,508. At December 31, 2007, the Company has stockholders’ equity of $434,558 and working capital of $351,955, primarily due to the following events in December 2007: (i) the receipt of the cash proceeds of the new Series A Preferred Stock, (ii) the use of a portion of such proceeds to repay the 2006 and 2007 secured convertible debentures; and (iii) the exchange of various related party debt for new Series B and C Preferred Stock. (See Note 11).

Despite these positive attributes of the Company’s current financial position, continuous net losses incurred over the last five fiscal years raise substantial doubt about the Company’s ability to continue as a going concern. Such continuation is dependent upon the Company’s ability to increase revenues, control costs and operate profitably. Management is seeking to (i) employ sales executives to market the Company’s services; and (ii) retain an investment banker to explore acquisition opportunities that may diversify the Company’s existing range of services as well as to assist the Company in obtaining additional financing as required. There is no assurance that the Company will be successful in attaining these objectives or that attaining such objectives will result in operating profits in future periods. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. (See Note 12D).

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies:

A. Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B. Cash:

At certain times, bank balances may exceed coverage provided by the Federal Deposit Insurance Corporation, however, due to the size and strength of the financial institutions where such balances are held, such exposure to loss is considered minimal.

C. Accounts Receivable:

Accounts receivable historically have not required any significant write-offs for credit losses. Based on management’s evaluation of collectibility, an allowance for doubtful accounts of approximately $6,550 has been provided at December 31, 2007, applicable to certain peripheral service and commission receivables. For the Company’s TeleBlock services, the Company’s end-users remit their payments to telephone carriers as part of their monthly payments. The telephone carriers are billed for the applicable portion of these payments pursuant to contractual arrangements with a very large connectivity and database provider, such database including among other things the Do-Not-Call lists. Monthly remittances are made to the Company by this connectivity and database provider. Based on the financial strength of this provider, the Company does not provide an allowance for doubtful accounts for these receivables.

D. Property, Equipment, Depreciation and Amortization:

Fixed assets are stated at cost less accumulated depreciation. These assets, including assets acquired under capital leases, are depreciated on a straight-line basis over their estimated useful lives (generally two to five years). Leasehold improvements were amortized over 55 months. Depreciation and amortization expenses are classified according to their applicable operating expense categories on the consolidated statements of operations. Repairs and maintenance are expensed as incurred. Renewals and betterments are capitalized. When fixed assets are retired or disposed of, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is recognized in operations.

E. Capitalized Software Cost and Amortization:

Included in fixed assets is the capitalized cost of internal-use software, including software used to upgrade and enhance processes supporting the Company’s business. The Company capitalizes costs incurred during the application development stage related to the development of internal-use software and amortizes these costs over the estimated useful life of five years. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.

F. Patents:

The Company owns the TeleBlock do-not-call blocking patent, which is recorded at cost and is being amortized over its 15-year life on a straight-line basis. The Company also has an approved registration for its patent in Europe, which is being amortized over 17.75 years through September 2024. The weighted average expected life of the patents at December 31, 2007 is approximately 15.3 years.

G. Amortization of Deferred Loan and Related Costs:

Accounting, legal fees and other costs related to the Company’s registration of its common stock were capitalized. At the effective date of the registration statement, these accumulated costs totaled $543,557. These costs were being amortized to expense from the effective date to the 2006 debenture’s extended maturity date, March 7, 2009, except that upon conversions, amounts equivalent to the converted debt were charged directly against paid-in capital. At December 24, 2007, a total of $505,569 of deferred registration costs had been amortized, of which $153,155 had been charged to loan cost amortization expense and $352,414, equivalent to the amount of the debenture that had been converted to equity, had been charged directly against paid-in capital. When the Company then retired the 2006 debentures, the unamortized balance of these costs, $37,988, was charged to expense as loss on extinguishment of debt.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies-(continued):

G. Amortization of Deferred Loan and Related Costs-(continued):

Deferred loan costs related to each debenture as well as other debt were capitalized and were being amortized over the remaining terms of the respective debt instruments. In addition, the proportionate amounts of unamortized loan costs related to converted amounts of the 2006 debenture were expensed when debt conversions occurred. On September 24, 2007, the Company obtained one- year extensions of the 2006 and 2007 debenture maturity dates, in exchange for the issuance to the debenture holders of a total of 3,000,000 common stock purchase warrants, exercisable at $.004 per share for a term of five years. The warrants were valued at $12,900 and the amortization periods of the loan costs were adjusted accordingly. The total loan cost amortization charged to expense for both debentures through December 24, 2007 was $109,663, including $18,026 that was expensed upon debt conversions and $91,637 that was amortized. The unamortized balance of all deferred loan costs applicable to the 2006 and 2007 debentures was $59,180; this unamortized balance was then charged to expense as a loss on extinguishment of debt in December 2007. (See Note 6H).

H. Long-lived Assets:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate such review include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets used in operations, impairment losses only are recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted cash flows. Impairment losses are measured as the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale under applicable criteria. No assets were held for sale at December 31, 2007. There are no impairment charges in the accompanying financial statements.

I. Deferred Service Revenue, Sub-Lease Income and Other Deferred Credits:

Deferred revenue applicable to annual regulatory guide and registration guide service contracts is recorded when payments are received, generally by credit card, and is amortized ratably to income over the service period, typically twelve months. Deferred sub-lease revenue is recognized over the one-year term of the applicable sub-lease. Deferred rent expense, applicable to the Company’s renewed premises lease, represents the excess of straight-line rent expense over rental payments made.

J. Share Based Payment Arrangements:

The Company accounts for share based payment arrangements in accordance with the provision of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123R”). SFAS 123R addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock, stock appreciation rights as well as share grants and other awards issued to employees and non-employees under free-standing arrangements. Under SFAS 123R, these awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations. In December 2007, the Company issued a total of 7,500,000 common shares to non-employees in exchange for legal and consulting services, including services that had previously been provided and recorded as liabilities. Through December 31, 2007, the Company had not adopted an equity incentive plan and had not issued any other share-based payments. Subsequent to that date, the Company issued certain common stock purchase options to its executive and other officers under free-standing grants. (See Notes 10F, 10G and 12A).

K. Revenues:

The Company earns a fee for each telephone solicitor’s call attempt which generates a query to a database of “Do Not Call” telephone numbers. These inquiries are first routed through telephone carriers and then to a database distributor and the volume of queries is tracked by the distributor and such data is available to the Company for monitoring. Distributors submit monthly remittances together with the related monthly activity reports. The Company has the contractual right to audit such reports. The Company records its revenues based on the remittances and reports submitted. Any applicable adjustments, which historically have not been significant, are recorded when billed, upon resolution of the difference with the distributor.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies-(continued):

L. Cost of Revenues:

The Company’s cost of revenues is comprised of fees paid to distributors of its patented technology and its database administrators as well as depreciation of the capitalized costs of software used to maintain the databases.

M. Advertising:

All advertising costs are expensed as incurred. Such costs were $52,867 in fiscal 2007 and $67,014 in fiscal 2006.

N. Income Taxes:

Prior to the downstream merger, the shareholders had elected to treat the Company and its subsidiaries as small business corporations (“S Corporations”) for income tax purposes as provided in the Internal Revenue Code and the applicable state statutes. As such, all taxable losses incurred through the termination of the “S” Corporation election in February 2006 have been passed through to the shareholders of the Company as of the S Corporation termination date.

Commencing in fiscal 2006, the Company accounts for income taxes using the asset and liability method required by SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for temporary differences between the financial statement and income tax bases of assets and liabilities and loss carry-forwards for which income tax benefits are expected to be realized in future years. Under this method, statutory tax rates in effect at the year-end balance sheet date are applied to the temporary differences. The resulting deferred tax liabilities or assets are then adjusted to reflect changes in tax laws or rates by means of charges or credits to income tax expense. A valuation allowance is recognized to the extent a portion or all of a deferred tax asset is not deemed realizable.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. Under FIN 48, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company has determined that the adoption of this pronouncement had no effect on the Company’s financial statements.

The Company sustained taxable losses of approximately $1,322,000 in fiscal 2007 and $839,000 in fiscal 2006. (See Note 8).

O. Reclassification of “S” Corporation Period Accumulated Deficit Against Additional Paid-In Capital:

As disclosed in Note 1N, the prior “S” Corporation elections of the Company and its subsidiaries terminated upon consummation of the downstream merger in February 2006. At that date, in accordance with applicable SEC Staff Accounting Bulletins, deficits accumulated by the Company and its subsidiaries while they were “S” Corporations were offset, to the extent available, against additional paid-in capital. As a result, $3,783,487 was offset against the then accumulated deficit of $6,638,930.

P. Loss Per Share:

Basic and diluted loss per common share is computed on a historical basis by dividing net loss by the weighted average number of common shares actually outstanding. Due to losses, 5,720,786 shares of stock issuable upon exercise of outstanding common stock purchase warrants as well as an aggregate of 563,570,900 common shares issuable upon the conversion of the preferred stock are anti-dilutive, and accordingly, are not included in the calculation of diluted loss per share. (See Notes 10B, 10C, 11, 12A and 12C).

Q. Fair Value of Financial Instruments:

The carrying amounts of cash, accounts receivable, current liabilities and long-term debt reported on the balance sheet approximate their fair value. The fair value of accounts receivable and current liabilities approximate their book value due to the short maturity of those items. With respect to long-term debt, the Company believes the fair value approximates book value based on the level of credit risk assumed by the applicable lender.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies-(continued):

R. Recent Accounting Pronouncements:

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of that method for option grants prior to December 31, 2007. SAB 110 allows public companies which do not have sufficient historical experience to provide a reasonable estimate to continue the use of this method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The adoption of this pronouncement by the Company in fiscal 2008 is not expected to have a significant effect on its financial statements.

In December 2007 the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling minority interest as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and for interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have an effect on its financial statements.

In December 2007 the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including: (i) Acquisition costs will be generally expensed as incurred; (ii) Non-controlling interests (formerly known as "minority interests") will be valued at fair value at the acquisition date; (iii) Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount determined under existing guidance for non-acquired contingencies; (iv) In process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (v) Restructuring costs associated with a business combination generally will be expensed subsequent to the acquisition date; and (vi) Charges in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations occurring in fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 141R to have an effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of this pronouncement is not expected to have any material effects on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in the year in which the changes occur, in other comprehensive income. This recognition provision and the related disclosures are effective for the Company as of the end of the 2007 fiscal year. SFAS 158 also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position. This measurement provision is effective for fiscal years ending after December 15, 2008. The Company does not believe the provisions of this standard will have any impact on its consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies-(continued):

R. Recent Accounting Pronouncements-(continued):

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the provisions of this standard will have a significant effect on its consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Misstatements in Current Year Financial Statements” (”SAB 108”). SAB 108 provides guidance on how the effects of the carry over or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (i) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (ii) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). Accordingly, reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the cause of the error and that error had been deemed to be immaterial in the past. The adoption of this pronouncement did not have any material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3. Property, Equipment and Capitalized Software Cost:

Major categories of property, equipment and capitalized software cost at December 31, 2007 consist of the following:

	Estimated Useful Life	December 31, 2007
Furniture and fixtures	5 years	$358,866
Leasehold improvements	55 months	11,348
Capitalized software cost	2-5 years	463,306
Total at cost		833,520
Less: Accumulated depreciation and amortization		682,885
Property, equipment and capitalized software cost, net		$150,635

Depreciation and amortization expense of property and equipment was $126,444 in fiscal 2007 and $145,567 in fiscal 2006.

4. Patents:

Patents at December 31, 2007 consist of the following:

	Remaining Useful Life	December 31, 2007
European patent	16.8 years	$19,963
US patent	9.0 years	6,500
Total at cost		26,463
Less: Accumulated amortization		4,678
Patents, net		$21,785

The European patent was approved in February 2006. Amortization expense was $1,500 in fiscal 2007 and $1,413 in fiscal 2006. Estimated annual amortization for both patents is approximately $1,500 per year through 2016, $1,070 per year thereafter through 2023 and $792 in 2024.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Short-Term and Demand Notes Payable:

A. Secured Demand Note:

In September 2006, the Company’s principal subsidiary executed a secured $150,000 promissory note and related security agreement with a third-party entity. Interest at twelve percent is payable monthly in arrears and the note principal is due on demand. The note is collateralized by the accounts receivable of the subsidiary’s principal customers and is unconditionally guaranteed by the Company. At December 31, 2007, $150,000 was outstanding on this note. The Company had obtained the consent of its then principal secured lender to this transaction, who subordinated its security interest in the specific collateral to the new lender. (See Note 6).

B. Unsecured Demand Note Payable:

The Company is indebted on certain unsecured demand loans to a stockholder totaling $150,000 at December 31, 2007. The notes bear interest at 18% per annum, increased from 14% in April of 2006, when the loan balance was increased by $12,500.

C. Short-Term Insurance Premium Financing:

At December 31, 2007, the Company had an outstanding balance of $10,909 on certain financed insurance premiums, payable monthly over an eight-month term through February 2008. The note was paid according to its terms.

6. Secured Convertible Debentures and Related Agreements:

A. Overview:

In December 2005, the Company obtained secured convertible debenture financing. The financing was completed in March 2006 with the original lender in the aggregate amount of $1,000,000. The 2005 and 2006 debt agreements required a merger with a public shell company and the filing and subsequent effectiveness of an initial registration statement with the SEC to register 65 million common shares underlying the convertible debt. The Company also was allowed to register 2,720,786 shares underlying outstanding common stock purchase warrants as well as 3,500,000 common shares held by non-affiliated stockholders. The acquisition and statutory downstream merger was completed in February 2006. The Company filed registration statements and related amendments on Form SB-2 in 2006 and 2007, the last of which was declared effective by the SEC on February 13, 2007. In March 2007, an affiliate of the same lender purchased an additional $150,000 of secured convertible debentures from the Company, on substantially the same terms as the original $1,000,000. In September 2007, the maturities of the 2006 and 2007 debentures were extended. In December 2007, both debentures were fully repaid from the proceeds of new convertible preferred stock. (See Note 11).

B. 2006 Secured Convertible Debenture:

On March 8, 2006, the lender purchased the $400,000 balance of the initial $1,000,000 debenture. The Company paid related commitment and finder’s fees totaling $60,000. The 2006 debenture, secured by all assets of the Company not otherwise pledged, personally guaranteed by one of the founding stockholders and initially due March 7, 2008, bore interest at ten percent per annum, calculated on a 360 day-year basis. The note principal and accrued interest thereon was convertible into the Company’s common stock at a price equal to the lesser of a fixed or variable conversion price, as defined. The fixed conversion price was $0.10 per share. The variable conversion price was equal to 80% of the lowest closing bid price of the Company’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding the date of conversion. The fixed price was subject to standard as well as specific anti-dilution provisions, if during the term of the note, the Company issued common stock or stock purchase rights at a lower price. The lender imposed a restriction on its right to convert the debenture, such that at no time was the lender to own more than 4.9% of the outstanding shares of the Company. The lender could waive this restriction upon 65 days written notice to the Company. The Company had the right to redeem the note, in whole or in part, on three days notice, by paying the amount to be redeemed, plus a redemption premium of 20% thereon, if the closing bid price of its common stock was less than the fixed conversion price at the time of redemption. These debt agreements prohibited the Company from: (i) selling capital stock at a price less than the closing bid price of its common stock immediately before such sale; (ii) granting other security interests other than for business equipment not in excess of $50,000 per year; (iii) filing a registration statement on Form S-8; and (iv) repaying any debt to the Company’s two officer/stockholders until 90 days after the registration statement was effective. The lender also had a refusal right to match the terms of any proposed equity capital raise by the Company.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Secured Convertible Debentures and Related Agreements-(continued):

C. Additional Collateral Required on the 2006 Debenture and Related Covenants:

As a condition of the 2006 debenture, the Company pledged into escrow 20,000,000 previously un-issued shares. Such shares were treated as conditionally issuable and would not be considered outstanding unless and until released from escrow to the lender in the event of default on the debenture. Upon such event, the lender’s ownership limitation would have been increased from 4.9% to 9.9% and the lender could vote and/or sell such shares and the Company would have been required to register them with the SEC. Also, the Company’s two principal stockholders pledged all of their shares, 10,932,319 and 9,834,170 shares, respectively, as additional collateral for the debenture. In connection with the latter such pledge, that officer/stockholder personally guaranteed the Company’s obligations under the debenture. The lender also required the two principal stockholders of the Company to agree not to sell, assign, hypothecate, distribute or otherwise dispose of any securities of the Company of any kind without the lender’s consent, except for sales made in accordance with Rule 144(e) under the Securities Act of 1933.

D. Investor Registration Rights Agreement and Related Penalties:

As a condition of the first note and related agreements, the Company granted the lender certain investor registration rights, requiring the Company to file an initial registration statement, which included at least 65,000,000 shares underlying the convertible debenture, with the SEC under the Securities Act of 1933, initially no later than January 14, 2006 and to have it declared effective within 120 days of filing. This initial deadline was effectively waived when the purchase of the initial debentures was completed on March 8, 2006. The new deadline established at that date was April 7, 2006. In addition, once the initial filing was made, effectiveness of the registration statement was required within 120 days. Non-compliance with these requirements was an act of default under the debenture. These provisions imposed a penalty of two percent, cumulatively, of the note balance for every thirty-day period the applicable deadline was not met. Any penalties plus interest accrued thereon at 10% per annum would be added to the note principal.

The Company was unable to meet the April 7, 2006 initial filing deadline. In May 2006 the Company and the lender agreed to settle the amount of the penalty that would be imposed for the late initial filing of its registration statement. The parties agreed that the penalty for the period from April 7, 2006 through and including May 15, 2006, assuming the Form SB-2 was filed by such date, would be $20,000. The initial filing was made on Form SB-2 on May 12, 2006, thus fixing the related penalty at $20,000.

Based on the initial filing date of May 12, 2006, effectiveness of the registration statement was required by September 9, 2006. As the registration statement was not declared effective until February 13, 2007, the Company was subject to a penalty for liquidated damages in the amount of two percent of the note principal for every thirty-day period or portion thereof until the registration statement was declared effective. Although the lender did not call a default, the Company incurred penalties for six thirty-day periods, which commenced on September 10, 2006, October 10, 2006, November 9, 2006, December 9, 2006, January 8, 2007 and February 7, 2007, in the respective amounts of $20,400, $20,808, $21,224, $21,649, $22,082, and $22,523. Total penalties related to the 2006 debenture, including the first penalty of $20,000 for the non-timely filing of the initial registration statement, aggregated $148,686.

On January 3, 2007, the parties acknowledged and agreed to the following: (i) that the Company was obligated to pay the liquidated damages that had accrued and might continue to accrue in accordance with the registration rights agreement up to the date the registration statement was declared effective and (ii) in consideration of the foregoing, the lender waived the event of default solely related to the Company’s failure to have the registration statement declared effective by the September 9, 2006 scheduled effective deadline, provided that the registration statement was declared effective by February 14, 2007.

E. 2007 Secured Convertible Debenture:

On March 16, 2007, the Company issued an additional $150,000 of secured convertible debentures to an affiliate of the original lender, on terms substantially similar to those of the debentures issued in March 2006, except that the Company was not required to register the underlying shares. The Company paid commitment and related fees of $27,500. These debentures initially had a March 16, 2009 maturity date and accrued interest at ten percent per annum, calculated on a 365-day year, payable at maturity. The debenture principal and accrued interest thereon was convertible into the Company’s common stock at the holder’s option at a price equal to the lesser of a variable conversion price or a fixed conversion price of $0.10 per share. The variable conversion price was set at 80% of the lowest volume weighted average price of the Company’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding conversion. The fixed price was subject to standard as well as specific anti-dilution provisions, if during the term of the debenture, the Company issued common stock or stock purchase rights at a lower price.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Secured Convertible Debentures and Related Agreements-(continued):

E. 2007 Secured Convertible Debenture-(continued):

As a condition of the 2007 debenture, the Company pledged into escrow 3,000,000 previously un-issued shares of its common stock. Such shares were treated as conditionally issuable and would not be considered outstanding unless and until released from escrow to the lender in the event of default on the debenture. The 2007 debenture prohibited the Company, without the lender’s consent, from: (i) selling capital stock at a price less than the stock’s closing bid price immediately before such sale; (ii) granting other security interests other than for business equipment not in excess of $50,000 per year; and (iii) filing a registration statement on Form S-8. The lender also had a refusal right to match the terms of any proposed equity capital raise by the Company.

As a further condition of the loan, the lender was granted demand registration rights, exercisable on one occasion, to require the Company to file a registration statement no later than 30 days from the date written notice requesting such registration was received from the lender. The Company was then to use its best efforts to have such registration statement declared effective within 90 days of the filing deadline. The Company would be subject to liquidated damages of two percent of the outstanding balance of the 2007 debenture for each thirty-day period that it failed to meet either deadline, subject to a thirty-day grace period.

F. Extension of Debentures’ Maturity Dates:

On September 24, 2007, the maturity dates of the 2006 and 2007 debentures were each extended by one year to March 7, 2009 and March 16, 2010, respectively. In consideration for these extensions, the Company issued warrants to purchase 3,000,000 shares of common stock, exercisable for five years at $.004 per share, with a cashless exercise option. The warrants were valued at $12,900, using a Black-Scholes pricing model with the following additional inputs: Volatility: 5.59%; Expected life: 5 years; Risk-free rate: 4.25%; Stock price: $0.0075. (See Note 12C).

G. Conversion of 2006 Debentures:

Under the terms of the March 2006 debenture, the debenture holder converted $352,414 of the $1,000,000 debenture during the second, third and fourth quarters of 2007. This debenture was convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of: (i) $0.10, or (ii) 80% of the lowest price per share in the last reported trade on the exchange which the common stock is then listed, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The debenture holder received a total of 70,649,238 shares of the Company’s common stock via multiple conversions with an average conversion price of $0.005 per share. On December 24, 2007, the Company prepaid the outstanding principal balance on both debentures, including $647,586 of principal on the 2006 debenture, together with related accrued interest and applicable prepayment premiums. The source of the repayment was the proceeds from the sale of new Series A Preferred Stock. The lenders had provided a letter of consent to the sale and issuance of the new preferred stock, conditioned upon sufficient proceeds being raised to repay the lenders the specified aggregate amount of $1,140,806 by December 31, 2007. (See Notes 6H and 11).

H. Loss on Extinguishment of 2006 and 2007 Debentures:

The debenture lenders had consented to the sale and issuance of the new Series A Preferred Stock, provided sufficient proceeds were raised to repay the lenders the specified aggregate amount of $1,140,806 by December 31, 2007. On December 24, 2007, the Company prepaid the outstanding principal balance on both debentures, together with related accrued interest and applicable prepayment premiums in the aggregate amount of $1,139,276. This payment fully satisfied all amounts due under the 2006 and 2007 debentures and accordingly obviated the pledge as collateral of the 23,000,000 un-issued shares. The aggregate amount paid was $1,139,276, such amount being slightly less than the amount specified in the letter of consent, due to the prepayment being made one week in advance of the date through which interest had been projected by the lenders. The letter of consent had separately referenced the outstanding principal and the related accrued interest on each debenture as well as the contractual twenty percent prepayment premium applicable to each instrument. However, such letter of consent made no request for payment of any of the liquidated damage penalties, which had been the subject of two agreements between the applicable parties in May 2006 and January 2007. The Company had charged those penalties to operations, added them to the total note and accrued interest balance outstanding, and in addition, had been accruing interest at ten percent on the penalty amounts. Upon payment of the adjusted amount of $1,139,276, the Company wrote off all unamortized deferred loan and registration costs, totaling $97,168.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Secured Convertible Debentures and Related Agreements-(continued):

H. Loss on Extinguishment of 2006 and 2007 Debentures-(continued):

The Company incurred a net loss of $88,776 on the early extinguishment of the 2006 and 2007 debentures comprised of the following:

Recorded amounts of debenture principal, penalty and accrued interest	$1,147,668
Amount paid to lenders in satisfaction of all amounts owed	(1,139,276)
Gain on extinguishment before write-off of deferred costs	8,392
Write off of unamortized deferred loan costs	(59,180)
Write off of unamortized registration costs	(37,988)
Total write off of unamortized costs	(97,168)
Loss on the early extinguishment of debt	$(88,776)

The net loss on extinguishment of debt reported in the statement of operations in 2007 is $60,140, due to a partial offset from a gain of $28,636 on the settlement of certain accrued liabilities in exchange for newly issued common shares of the Company. (See Note 10F).

7. Long-Term Debt:

Long-term debt at December 31, 2007 consists of the following:

	Loan Balance	Current Portion
Notes payable and accrued interest to officer/stockholder (A)	$49,579	$49,579
Amounts payable to formerly related companies (B)	18,375	18,375
Other unsecured debt, due January 2, 2009 (C)	50,000	-
Capital lease obligations (D)	10,680	10,680
Other secured debt	8,267	8,267
Totals	$136,901	$86,901

A. Notes payable and accrued interest to officer/stockholder:

The balance of this account consists of certain loans and advances made by a principal officer/stockholder of the Company as well as one related company wholly owned by him that were not exchanged for the two new series of preferred stock. The loans had various repayment terms but had been either voluntarily deferred by the related party lender or contractually deferred by the debenture holder. The latter deferral expired May 14, 2007, ninety days after the effective date of the Company’s registration statement. These notes are all due on demand, except for one debt of $7,875, due in monthly payments through May 2008. (See Notes 11B and 11C).

B. Amounts payable to formerly related companies:

This balance represents deferred interest that is payable to three companies that were formerly related by virtue of similar management. This interest is due in monthly payments of $3,675. All other amounts owed to these three companies were exchanged for Series C Preferred Stock on December 12, 2007. (See Note 11C).

C. Other unsecured debt:

The Company has a 9%, $50,000, unsecured term note due January 2, 2009 to a minor stockholder. Interest is payable quarterly.

D. Capital lease obligations:

The Company acquired furniture, fixtures and equipment under various capital lease arrangements with due dates through 2008. At December 31, 2007, the remaining lease requires minimum payments $11,448, comprising imputed interest of $768 and principal of $10,680.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes:

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2007.

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for the 2003 through 2007 tax years, which years include the 2003 through 2006 tax years of its predecessor company, GSA Publications, Inc., and the Company’s C Corporation tax years 2006 and 2007. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

At the close of the downstream merger in February 2006, the Company’s “S” Corporation elections terminated. For the 2007 and 2006 fiscal years, the Company sustained tax losses of $1,322,000 and $839,000; accordingly, there were no provisions for current or deferred federal or state income taxes for either year. The income tax benefit for both years differs from the amount of income tax determined by applying the statutory federal income tax rate to continuing operations before income taxes as a result of the following:

Federal income tax benefit at statutory rate	34%
Loss not producing tax benefits	(34)
Income tax benefit	-%

The Company has provided a valuation allowance against the total of the net deferred tax assets due to the uncertainty of future realization. The increases in this valuation allowance for the years ended December 31, 2007 and 2006 were $834,906 and $190,525, respectively. The components of deferred tax assets and liabilities at December 31, 2007 are as follows:

Current Deferred Tax Assets (Liabilities):
Prepaid expenses	$(6,101)
Short-term notes payable and current maturities of debt	144,016
Accrued officers salaries	172,000
Net current deferred tax assets	309,915

Non-Current Deferred Tax Assets (Liabilities):
Property, equipment and capitalized software	5,417
Unamortized revenue rights	(176,980)
Deferred income and deferred credits	22,687
Net operating loss carry-forward	864,392
Net non-current deferred tax assets	715,516

Total deferred tax assets	1,025,431
Less: Valuation allowance	1,025,431
Net deferred tax assets	$0

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies:

A. Minimum Operating Lease Commitments:

The Company leases office space in Glen Cove, New York. The lease requires minimum annual rentals plus operating expenses through July 31, 2011. The Company also subleases a portion of its premises, currently on a month to month basis. Rent expense, including deferred rent expense, net of sublease income for fiscal 2007 and 2006 was:

	Gross Rent	Sublease	Net Rent
	Expense	Income	Expense
Year ended December 31, 2007	$91,175	$(54,092)	$37,083
Year ended December 31, 2006	$86,436	$(62,334)	$24,102

Minimum annual rental commitments at December 31, 2007 through the expiration of the term on July 31, 2011 total $292,033 as follows: 2008: $77,524; 2009: $80,625; 2010: $83,849; 2011: $50,035.

B. Employment Agreements and Contribution of Accrued Salary:

The Company has employment agreements with its two executive officers through November 30, 2011. At December 31, 2007, related accrued unpaid salary totaled $60,000, due to one officer. During fiscal 2007 the officers waived one-half of their salary for a one-year period effective July 1, 2007. An additional $120,000 of salary was accrued but unpaid to an officer during 2007. In addition, the officers exchanged a total of $370,000 of accrued unpaid salary for new Series C Preferred Stock. (See Note 11C). Minimum annual aggregate amounts due under these employment agreements, after giving effect to the fifty percent waiver of salary for the first six months of 2008 are as follows: 2008: $360,000; 2009-2010: $480,000 each year; and 2011: $440,000.

C. Investor Communications Agreement:

The Company retained an investor relations and communication consultant in December 2007. The agreement has a term of thirteen months through December 31, 2008. The agreement requires payments of $5,000 per month. The Company issued the consultant 5,000,000 new unregistered common shares as additional consideration, valued at $40,000 as of the date of the agreement. Pursuant to the agreement, the shares are not subject to forfeiture by the consultant. (See Notes 10F and 10G).

D. Major Distributors:

For the year ended December 31, 2007, the Company’s principal distributor comprised 85% of the Company’s revenues. In 2006, this same distributor and another distributor comprised 72% and 16% of the Company’s revenues, respectively. In July 2006, the data base platform maintained by the other distributor was discontinued and all TeleBlock customers were transferred to the remaining platform. The 16% of revenues referred to above for 2006 applies to the period prior to the termination of the data base by the other distributor. At December 31, 2007 the principal distributor comprised 82% of the Company’s trade receivables.

E. Related Party Transactions:

(1) Related Party Loan:

In May and June of 2007, a company controlled by one the Company’s officers/principal stockholders loaned the Company $57,500, due on demand, with interest at 12%. This loan was repaid in the latter half of 2007 together with accrued interest of $2,973.

(2) Assignment of Certain Delinquent Obligations:

In June and July of 2007, the Company paid a total of $22,000 to a stockholder/former officer in partial payment of certain delinquent obligations, including accrued consulting fees, reducing the balance of those obligations to approximately $38,000. In August 2007, the Company consented to the assignment by the former officer of those obligations as well as a deferred note payable together with related accrued interest due to the former officer. The assignment, in the aggregate amount of approximately $195,000, was made to one of the Company’s principal stockholders, who is also a director and executive officer of the Company. Subsequent to the assignment, the stockholder exchanged approximately $136,000 for Series C Preferred Stock. (See Note 11C).

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies-(continued):

E. Related Party Transactions-(continued):

(3) Imputed Value of Stockholder’s Collateral Pledged to Secure Bank Line of Credit:

A line of credit collateralized by liquid assets of one of the Company’s two principal officer/stockholders was repaid on December 21, 2007. The note was due on demand. The interest rate of prime was materially below the Company’s incremental borrowing rate for other debt. The Company estimated its incremental borrowing rate at 10.5%. The estimated value in terms of the additional interest expense that otherwise would have been incurred in absence of the officer/stockholder pledging liquid assets as collateral, $2,298 in 2007 and $2,394 in 2006, has been recognized as imputed interest cost with an equivalent offset to additional paid-in capital.

(4) Other Related Party Transactions:

Employment contracts with the Company’s two principal officer/stockholders are described in Note 9B. The Company is indebted to various related parties on several secured and unsecured notes payable. These obligations are described in Notes 5B, 7A, 7B and 7C. Common stock purchase warrants held by related parties are described in Note 10C.

10. Common Stock Transactions:

A. Merger-Related Changes Applicable to Common, Treasury and Authorized Shares:

Pursuant to the 2006 shell company merger, the Company’s outstanding 12,965,003 common shares were split 3.278055546 for one. Prior to the merger, the shell company had 7,500,000 shares outstanding. After the merger the Company had 50,000,000 post-split shares outstanding. In February 2006, in connection with the merger, the Company permanently retired its 4,097,570 post-split treasury shares. The Company also increased its authorized shares from 75 million to 500 million shares. (See Notes 10E and 10G).

B. Common Stock Purchase Warrants from Prior Private Placement:

One of the Company’s pre-merger private placements was a unit offering in 2003 consisting of debt and common stock purchase warrants. At December 31, 2007, there were 1,901,272 warrants from this offering outstanding, exercisable at $0.45759 per share through September 30, 2008.

C. Treasury Stock and Warrants:

In May 2005, the Company purchased 4,097,570 treasury shares from an officer/stockholder who was resigning as an officer. The consideration for the treasury shares included five-year warrants to purchase 819,514 common shares at $0.30506 per share. These warrants were subsequently assigned to one of the remaining officer/stockholders pursuant to an unrelated judicial process settlement.

D. Debt Extension Warrants:

On September 24, 2007, in exchange for one-year extensions of the 2006 and 2007 debentures, the Company issued 3,000,000 common stock purchase options to the debenture holders, exercisable for a term of five years at an exercise price of $0.004 per share. These warrants provided for cashless exercise at the option of the holder. (See Note 12C).

E. Authorization to Increase Common Stock:

On August 9, 2007, the Company’s stockholders holding in excess of a majority of the outstanding stock voted for the approval of an amendment to the Company’s Articles of Incorporation to increase the authorized shares of the Company’s common stock from 500,000,000 to 2,000,000,000 shares. (See Notes 10F and 10G).

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Common Stock Transactions-(continued):

F. Issuance of Common Shares for Prior and Current Services:

(1) Settlement of Accrued Legal Fees:

On December 7, 2007, the Company and one of its law firms agreed that the Company would issue and the law firm would accept 2,500,000 new unregistered common shares in exchange for outstanding legal fees of $53,636. As the closing price of the Company’s common stock on the previous day was $0.001, the Company recorded a gain of $28,636 on the settlement of this liability. This gain is netted on the statement of operations against the loss on extinguishment of the secured debentures. (See Notes 6H and 10G).

(2) Issuance of Shares to Investor Communications Consultant:

On December 11, 2007, the Company agreed to issue 5,000,000 shares to a communications consultant as partial consideration for services. The aggregate share value was $40,000, based on their then market price of $0.008. (See Notes 9C and 10G).

G. Filing of Amendment to the Articles of Incorporation and Formal Issuance of Shares:

On December 26, 2007, the Company filed an amendment of its articles of incorporation increasing its authorized common shares from 500 million to 2 billion shares. This amendment, which had been the subject of an information statement filed December 4, 2007 with the SEC and mailed to stockholders, was then duly approved by the State of Nevada. At the same time, a second proposal, which also had been approved by a majority of stockholders on August 9, 2007 and was set forth in the information statement to authorize up to 10,000,000 shares of $0.001 par value preferred stock, also was duly approved. On December 31, 2007, the Company issued an aggregate of 7,500,000 common shares pursuant to the agreements made earlier in the month and also issued shares of the new preferred stock. (See Notes 10F and 11).

11. Authorization and Issuance of New Convertible Preferred Stock - Series A, Series B and Series C:

A. Authority for Serial Preferred Stock and Issuance of Series A Preferred Stock:

On August 9, 2007, the Company’s stockholders holding in excess of a majority of the outstanding stock voted for the approval of an amendment to the Company’s Articles of Incorporation to authorize 10,000,000 shares of preferred stock, par value $0.001 per share.

On December 26, 2007, the Company filed a certificate of amendment to its articles of incorporation authorizing 10 million shares of $0.001 blank check serial preferred stock. The articles of incorporation, as amended, grant the Company’s Board of Directors the authority to establish, from time to time, classes and series of serial preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of each such class or series. The amendment, which was approved in a manner consistent with applicable Nevada law, had been the subject of a definitive information statement filed with the SEC on December 4, 2007.

Of the 10 million shares authorized, a total of 6 million shares were designated in three series of preferred stock. On December 26, 2007, pursuant to the authority granted under the amended articles of incorporation, the Company filed three separate certificates of designation with respect to the serial preferred stock as follows:

- Series A Senior Convertible Voting Non-Redeemable Preferred Stock - 2,500,000 shares (“Series A”);

- Series B Senior Subordinated Convertible Voting Redeemable Preferred Stock - 1,500,000 shares (“Series B”); and

- Series C Senior Subordinated Convertible Voting Redeemable Preferred Stock - 2,000,000 shares (“Series C”).

Each share of Series A, Series B and Series C are convertible, at any time, into 100 restricted shares of the Company’s common stock. There were no underwriters, brokers, agents or finders utilized by the Company, nor did the Company incur any underwriting discounts, commissions or similar fees in connection with the sale of the preferred series.

The Series B accrues dividends at twelve percent, payable monthly on the last day of each calendar month commencing January 31, 2008. Such dividends are deemed to be declared and payable without additional specific action or authorization by the board of directors as long as the Series B remains outstanding.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Authorization and Issuance of New Convertible Preferred Stock - Series A, Series B and Series C-(continued):

A. Authority for Serial Preferred Stock and Issuance of Series A Preferred Stock-(continued):

The serial preferred stock has liquidation rights as follows: The Series A is senior in liquidation preference to all other series or classes of capital stock, preferred or common; the Series B is senior in liquidation preference to all series or classes of capital stock other than the Series A; the Series C is senior in liquidation preference to all classes of common stock.

Effective as of December 31, 2007, the Company issued a total of 2,500,000 shares of Series A to accredited investors at a purchase price of $1.00 per share, or total consideration of $2,500,000. (See Note 11F).

B. Issuance of Series B Preferred Stock:

Effective as of December 31, 2007, the Company issued a total of 1,250,000 shares of Series B to an officer/stockholder of the Company and a company affiliated with such individual at a purchase price of $1.00 per share, or total consideration of $1,250,000. The consideration was paid in the form of cancellation of debt of the Company in an equivalent amount. Aggregate dividends at the rate of $12,500 per month are due and payable monthly commencing January 2008.

C. Issuance of Series C Preferred Stock:

Effective as of December 31, 2007, the Company issued a total of 1,885,709 shares of Series C to a total of six persons and entities, including three affiliates of the Company, at a purchase price of $1.00 per share, or total consideration of $1,885,709, payable in the form of cancellation of an equivalent amount of debt, accrued interest and deferred officers’ compensation.

D. Series B and Series C Preferred Stock Redemption Provisions:

The Company has the right but not the obligation to redeem the Series B and Series C at any time, in whole or in part, on or prior to December 31, 2010 at a redemption price of $5.00 per share, plus accrued but unpaid Series B dividends, if any. In the case of a partial redemption of Series B, all accrued but unpaid dividends on such series must be paid prior to such redemption. (See Note 12B).

E. Modification of Terms of Issuance of Preferred Stock from Disclosure in Information Statement:

The increase of the authorized common shares and the issuance of the serial preferred stock in December 2007 constituted the resolution of five months of intermittent negotiations with the debenture holders, while the Company continued to seek new financing. Initially on August 7, 2007, the debenture holders consented to the following prospective financing transactions: (i) the issuance by the Company of up to ten million shares of blank check preferred stock; (ii) the exchange of new preferred for the cancellation of up to $2,500,000 of outstanding debt owed by the Company to various related parties, subject to several conditions, including a requirement to complete the sale and issuance by November 1, 2007; (iii) the issuance and sale for cash of up to $1,000,000 of new preferred, also subject to several conditions including completion by November 1, 2007; and (iv) the adoption of a stock incentive plan for up to 10,000,000 shares of the Company’s common stock, provided it was adopted by the board of directors prior to August 31, 2007.

The letter of consent included additional conditions with respect to the preferred to be issued in exchange for both debt and cash as follows: (a) the per share conversion price into common of the new preferred was to equal the volume weighted average conversion price per share, on a cumulative basis, of all conversions of the 2006 and 2007 debentures; (b) shares of the Company’s common stock issuable upon conversion of the new preferred were to be restricted, with registration rights granted only after all amounts outstanding under the 2006 and 2007 debentures had been converted; and (c) the Company was to obtain lock-up agreements from each purchaser of the new preferred, restricting them, their assignees or transferees from selling any of the Company’s common stock received upon conversion of the preferred until the sooner of: (i) eighteen months from the date of conversion of the preferred into common; or (ii) the date the 2006 and 2007 debenture holders converted all amounts outstanding under those debentures.

The letter of consent included the following additional conditions: With respect to the preferred to be issued in exchange for debt, the subsequent conversion of preferred stock into shares of the Company’s common stock was to occur at the same time, and on a pro-rata basis, as future conversions by the debenture holders of amounts owed to them under the 2006 and 2007 debentures; with respect to the preferred to be issued in exchange for cash: (a) the conversion of the preferred into common stock was to occur subsequent to the debenture holders converting all amounts outstanding under the 2006 and 2007 debentures; and (b) any proceeds raised above and beyond $1,000,000 were to be used to reduce the outstanding debenture debt, paid directly from the gross proceeds of the financing.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Authorization and Issuance of New Convertible Preferred Stock - Series A, Series B and Series C-(continued):

E. Modification of Terms of Issuance of Preferred Stock from Disclosure in Information Statement-(continued):

The letter of intent also required the Company to increase its authorization of common shares from 500 million to two billion shares and to do so no later than November 1, 2007. The debenture holders also agreed to extend the maturity dates of each debenture by one year in exchange for warrants to purchase three million shares of the Company’s common stock at a price per share of $0.004, on a cashless basis, for a term of five years. (See Notes 10D and 12C).

Most of the transactions specified by the debenture holders’ letter of consent did not occur as contemplated. The Company had originally intended to include a security provision in the new securities, as the letter of consent from the existing debenture holders specifying the various restrictions on the new preferred did not preclude such a provision. The security provision would have been liens on the Company’s assets, but such liens would have been junior to all existing liens. However, the Company shortly determined that the issuance of secured convertible preferred stock, even though permissible under a “blank check” umbrella, was not advisable.

Accordingly, the Company then determined to offer non-interest bearing secured convertible debt, with the terms of such debt being sufficiently similar to the preferred stock described in the letter of intent that the debenture holders would still consent. In particular, the conversion terms would be virtually identical to those contemplated in the letter of intent and any funds raised in excess of $1,000,000 would still be applied against the 2006 and 2007 debentures as required. In September 2007, $600,000 was received from two accredited investors, including the rollover of a $100,000 bridge loan from a shareholder of the Company. As then contemplated, the new debt was to automatically convert into common shares of the Company on the earlier of (i) five days following the full and complete conversion by the holders of the 2006 and 2007 debentures; or (ii) October 31, 2010. The conversion price in effect on the conversion date was to equal the volume weighted average conversion price per share of all conversions of those debentures.

During October and November 2007, the Company received another $625,000 from accredited investors, with such monies initially designated as being for the new non-interest bearing convertible secured debentures. However the November deadline for completing the financings contemplated by the August 7, 2007 consent letter had not been met. In addition, during this period the Company determined it might be able to raise sufficient funds to completely repay all amounts outstanding under the 2006 and 2007 debentures, and accordingly had begun negotiations with the debenture holders to reach an agreement providing for such repayment.

On December 6, 2007, the debenture holders issued a substantially revised letter of consent authorizing the issuance of the new preferred, conditioned upon the repayment of the debentures. This letter stipulated that if sufficient funds were not raised to allow the Company to repay all amounts due under the 2006 and 2007 debentures by December 31, 2007, the Company would have to return all monies subscribed for the new preferred. As the Company had not obtained the debenture holders’ written consent to issue new convertible secured debt, it followed that the issuance of such instruments had been contractually prohibited, and accordingly, such instruments were void “ab initio.” However, since the now necessarily void securities had been non-interest bearing, the Company anticipated that substituting preferred stock with senior liquidation rights was likely to be acceptable to the investors.

As the Company had concluded that the non-interest bearing secured convertible debentures had not been validly issued, the Company sought rescission letters from each of the subscribers. The rescission letters were obtained and each subscriber rolled the previously paid amounts into the Series A Preferred, which now resulted in a transaction for which the debenture holders’ consent had been obtained. In retrospect, the Company determined that the monies paid for the non-interest bearing debentures were deposits or subscriptions for the Series A Preferred that were now validly issuable.

F. Recognition of Beneficial Conversion Cost of Preferred Stock Issuance:

The 2006 and 2007 debenture holders’ consent to the new preferred stock was dated December 6, 2007. The signed consent was not received by the Company until December 12, 2007. Upon its receipt, the Company recognized that it could then validly sell the Series A. In accordance with Emerging Issues Task Force Issue No. 98-5, the beneficial conversion feature of the right to convert each share of preferred into common shares at a conversion price of $0.01 per share had to be recognized if the market value of the common on the date preceding the receipt of the subscription amount for the preferred exceeded $0.01 per share. Subscriptions for the Series A were received through December 31, 2007. At various dates from December 12, 2007 through December 31, 2007, the common stock was in the money with respect to the $0.01 conversion price and an aggregate beneficial conversion cost of $320,661 was recognized. The amount of this beneficial conversion feature increases the loss attributable to common stockholders on the accompanying statement of operations for fiscal 2007 and is taken into account when calculating loss per common share.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Authorization and Issuance of New Convertible Preferred Stock - Series A, Series B and Series C-(continued):

F. Recognition of Beneficial Conversion Cost of Preferred Stock Issuance:

There is no beneficial conversion cost applicable to either the Series B or the Series C as all debt holders who agreed to the cancellation of their debt in exchange for the issuance of those two series did so irrevocably as of December 12, 2007, the date the debenture holders’ consent was received. At such date, those cancellations constituted subscriptions for the Series B and Series C. Interest on such cancelled debt was paid or accrued, as applicable, through December 12, 2007. At that date, the common stock was not in the money with respect to the conversion price of $0.01 per share.

G. Exemption from Registration:

In the filing with the SEC disclosing these issuances of capital stock, the Company stated their belief that the sale and issuance of each series of preferred stock was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of the exemption granted under Section 4(2) thereunder, due to the fact that the issuance and sale of the shares were conducted pursuant to transactions not involving any public offering. The Company claimed the same exemption from registration with respect to the issuance of the 7,500,000 shares of common stock.

12. Subsequent Events:

A. Issuance of Non-Plan Common Stock Purchase Options:

On January 4, 2008, the Company’s Board of Directors granted a total of 45 million free-standing common stock purchase option awards, 30 million of which were granted to its two executive officers and 15 million to two other key employees. The options are exercisable at any time for a period of five years at a price of $0.026 per share, the per share closing market price of the common stock on the date of grant. The options are subject to earlier expiration as follows: (a) on the date of termination of employment for cause; or (b) one year after termination of employment: (i) voluntarily by the employee; (ii) by the Company, but without cause; or (iii) by reason of the optionee’s death or permanent and total disability. The Company will record a charge to operations of $85,500 in the first quarter of 2008, valued using a Black-Scholes option pricing model with the following additional inputs: Expected term: 2.5 years; risk- free interest rate: 2.885%; volatility: 4.45%.

B. Agreement Cancelling Redemption Provision of Series C Preferred Stock:

Due to a scrivener’s error, the designations of both the Series B and the Series C contained the redemption provision, but the Company had only intended to include it in the Series B. On January 4, 2008, the Company notified all Series C holders that it was irrevocably cancelling the redemption provision for such series.

C. Cashless Exercise of Common Stock Purchase Warrants:

On January 29, 2008, the former holders of the 2006 and 2007 debentures exercised the 3,000,000 common stock purchase warrants they had received in September 2007, electing the cashless exercise option. The Company issued a total of 2,756,757 restricted shares of its common stock to the warrant holders, which issuance fully satisfied all of the Company’s obligations under the warrant. On a supplemental basis, this issuance would have no effect on the Company’s loss per share for fiscal 2007.

D. Retention of Investment Banker:

On March 17, 2008, the Company retained the services of an investment banking firm to assist it in: (i) identifying and making acquisitions of companies that would provide synergies to the Company’s business and/or (ii) raising debt or equity capital in connection with such acquisitions and for other corporate purposes. The agreement has an initial term of six months, is renewable for additional ninety-day periods and provides for fees for specified (i) equity and/or debt financing transactions and/or (ii) mergers, acquisitions or other business combination type events. The fees vary depending upon the initial source of such transactions, whether such source is the investment banker or otherwise and upon other conditions. Such fees range up to approximately 10% of a transaction’s defined proceeds and also provide for the issuance of warrants to purchase common shares equal to 10% of the number of shares issued or issuable in certain transactions as well. The agreement provides that such fees may be payable for transactions consummated in periods up to three years after the termination of the agreement. The agreement requires the immediate issuance of 1,000,000 shares of the Company’s common stock to the investment banker as well as a monthly cash payment of $10,000 for the first six months of its term.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2008	Compliance Systems Corporation

	By:	/s/ Dean Garfinkel
Dean Garfinkel, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2008	/s/ Dean Garfinkel
Dean Garfinkel, Chairman of the Board, President and Chief Executive Officer

Date: March 28, 2008	/s/ Barry M. Brookstein
Barry M. Brookstein, Director, Treasurer, Chief Financial Officer and Principal Accounting Officer