Form 10-Q
period 2008-03-31
COMPLIANCE SYSTEMS CORP
filed 2008-05-12
CIK 1206133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-131862

Compliance Systems Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-4292198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Pratt Oval, Glen Cove, New York	11542
(Address of principal executive offices)	(Zip Code)

(516) 674-4545
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 10, 2008, 134,905,995 shares of common stock of the issuer were outstanding.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS- (Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS:
Current Assets:
Cash	$582,927	$921,082
Accounts receivable, net	116,847	93,399
Prepaid expenses and other current assets	183,079	136,971
Total Current Assets	882,853	1,151,452

Property, equipment and capitalized software costs, net	122,602	150,635

Patents, net	21,410	21,785

Security deposits	18,100	18,100

Total Assets	$1,044,965	$1,341,972

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term and demand notes payable	$300,000	$310,909
Accounts payable and accrued expenses	319,527	341,687
Accrued officer’s salaries	30,000	60,000
Current maturities of long-term debt	106,715	86,901
Total Current Liabilities	756,242	799,497

Long-term debt, less current maturities	-	50,000

Deferred service revenue and other deferred credits	66,990	57,917

Total Liabilities	823,232	907,414

Commitments and Contingencies - See Notes

Stockholders’ Equity:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, issued and outstanding	2,500	2,500
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,885,709 shares issued and outstanding	1,886	1,886
Common stock, $.001 par value; 2,000,000,000 shares authorized, 131,905,995 and 128,149,238 shares issued and outstanding, respectively	131,906	128,149
Additional paid-in capital	5,759,643	5,588,900
Accumulated deficit	(5,675,452)	(5,288,127)
Total Stockholders’ Equity	221,733	434,558

Total Liabilities and Stockholders’ Equity	$1,044,965	$1,341,972

See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
Three-Month Periods Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007

Revenues	$467,008	$362,408
Cost of revenues	235,643	185,324

Gross margin	231,365	177,084

Operating expenses:
Selling, general and administrative expenses	612,539	303,679
Interest expense	14,676	127,432
Loan cost amortization and related financing expense	-	134,291

Total operating expenses	627,215	565,402

Operating loss	(395,850)	(388,318)

Gain on extinguishment of debt	8,525	-

Net loss	$(387,325)	$(388,318)

Preferred dividends	37,500	-

Net loss attributable to common stockholders	$(424,825)	$(388,318)

Basic and diluted per share data:
Loss per share	$(.00)	$(.01)

Weighted average shares outstanding	130,222,597	50,000,000

See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
Three-Month Periods Ended March 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(387,325)	$(388,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on extinguishment of debt	(8,525)	—
Depreciation of property and equipment	30,118	38,670
Amortization of deferred charges and intangibles	375	90,061
Stock based compensation	162,000	—
Interest/penalty financed, accrued and not paid, imputed or paid in kind on related party and other debt obligations	—	137,858
Changes in assets and liabilities:
Accounts receivable	(23,448)	12,350
Prepaid expenses and other current assets	3,892	25,966
Accounts payable and accrued expenses	(13,635)	(17,057)
Accrued officers’ compensation	(30,000)	90,000
Deferred credits	9,073	(11,351)
Total adjustments	129,850	366,497
Net cash used in operating activities	(257,475)	(21,821)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, equipment and capitalized software	(2,085)	(10,658)
Net cash used in investing activities	(2,085)	(10,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred registration and loan costs	—	(72,867)
Short-term and demand loan proceeds, net of repayments	(10,909)	(18,441)
Proceeds from issuance of long-term debt	—	150,000
Series B preferred stock dividends	(37,500)	—
Repayments of long-term debt	(30,186)	(31,016)
Net cash provided by (used in) financing activities	(78,595)	27,676

NET DECREASE IN CASH	(338,155)	(4,803)
CASH - beginning of period	921,082	46,697
CASH - end of period	$582,927	$41,894

SUPPLEMENTAL INFORMATION:
Interest paid	$15,218	$34,179

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued to investment banking firm for services	$50,000	$—
Stockholder collateral pledge value	$—	$562

See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

1. Basis of Presentation:

The accompanying unaudited interim condensed consolidated financial statements of Compliance Systems Corporation and Subsidiaries (the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. The accompanying unaudited interim condensed consolidated financial statements should be read with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

2. Liquidity and Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations in its last five fiscal years as follows: 2007: $1,190,153; 2006: $1,242,531; 2005: $1,241,945; 2004: $1,293,769; and 2003: $1,880,508. The Company incurred a net loss of $387,325 for the three months ended March 31, 2008. At March 31, 2008 and December 31, 2007, the Company had stockholders’ equity of $221,733 and $434,558, and working capital of $126,611 and $351,955, respectively. In December 2007, the Company received gross cash proceeds of $2,500,000 from the sale of 2,500,000 shares of its new Series A Preferred Stock; a portion of such proceeds was used to repay certain outstanding secured convertible debentures. Also in December 2007, the Company exchanged other outstanding debt, primarily to related parties, for new Series B and C Preferred Stock. Despite these positive effects on the Company’s current financial position, continuous net losses incurred over the last five fiscal years raise substantial doubt about the Company’s ability to continue as a going concern. Such continuation is dependent upon the Company’s ability to increase revenues, control costs and operate profitably. Management (a) is seeking to employ sales executives to market the Company’s services; and (b) has retained an investment banking firm to explore acquisition opportunities that may diversify the Company’s existing range of services, as well as to assist the Company in obtaining additional financing as required. There is no assurance that the Company will be successful in attaining these objectives or that attaining such objectives will result in operating profits, positive cash flows or an overall improvement in the Company’s financial position in future periods. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Significant Accounting Policies Applicable to Interim Financial Statements:

A. Income Taxes:

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

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2008 and 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Income tax benefits resulting from net losses incurred for the three months ended March 31, 2008 and 2007 were not recognized as the Company’s annual effective tax rate was estimated to be 0%.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

B. Share Based Payment Arrangements:

The Company accounts for share based payment arrangements in accordance with the provision of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123R”). SFAS 123R addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock, stock appreciation rights as well as share grants and other awards issued to employees and non-employees under free-standing arrangements. Under SFAS 123R, these awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations. On March 17, 2008, the Company issued a total of 1,000,000 common shares to an investment banking firm for payment of services. The Company also issued certain common stock purchase options to its executive officers and two other employees on January 4, 2008 under free-standing grants. (See Notes 6A and 6C).

C. Reclassifications:

Certain items in the 2007 financial statements have been reclassified to conform to the presentation for 2008. Penalties and loan cost amortization have been reclassified on the consolidated statement of operations for the quarter ended March 31, 2007. These reclassifications have no effect on operating results.

4. Related Party Transactions:

A. Other Debt Obligations:

During the three months ended March 31, 2008, the Company paid a total of $20,000 to a stockholder/officer in partial payment of certain obligations, reducing the balance of those obligations to approximately $32,000. In addition, this officer’s wholly-owned company was repaid $4,725 of a total obligation of $7,875. The balance is scheduled to be repaid during the 2008 second fiscal quarter.

B. Deferred Officers’ Compensation:

During the three months ended March 31, 2008, an officer of the Company received $30,000 in previously deferred compensation from the Company.

C. Preferred Stock Dividends:

During the three months ended March 31, 2008, the Company paid dividends of $37,500 on its outstanding Series B preferred stock. This series of preferred stock was issued to a stockholder/officer and his wholly-owned subsidiary in December 2007 in exchange for $1,250,000 of then outstanding debt.

5. Major Distributor:

At March 31, 2008, one distributor comprised approximately 85.9% of the Company’s trade receivables. This distributor comprised 86.0% and 82.9% of the Company’s revenues for the three-month periods ended March 31, 2008 and 2007, respectively.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

6. Common Stock Transactions:

A. Issuance of Non-Plan Common Stock Purchase Options:

On January 4, 2008, the Company’s Board of Directors granted a total of 45 million free-standing common stock purchase option awards, 30 million of which were granted to its two executive officers and 15 million to two other employees. The options are exercisable at any time for a period of five years at a price of $0.026 per share, the per share closing market price of the common stock on the date of grant. The options are subject to earlier expiration as follows: (a) on the date of termination of employment for cause; or (b) one year after termination of employment: (i) voluntarily by the employee; (ii) by the Company, but without cause; or (iii) by reason of the optionee’s death or permanent and total disability. The Company recorded a charge to operations of $162,000. The options were valued using a Black-Scholes option pricing model with the following additional inputs: Expected term: 2.5 years; risk- free interest rate: 2.885%; volatility: 16.92%. The volatility rate used was based upon an average volatility rate for two similar companies. The Company did not use the volatility rate for its common stock as the stock has not been trading for the sufficient length of time to accurately compute its volatility.

B. Cashless Exercise of Common Stock Purchase Warrants:

On January 29, 2008, the former holders of the March 2006 and March 2007 convertible debentures exercised the 3,000,000 common stock purchase warrants they had received in September 2007, electing the cashless exercise option. The Company issued a total of 2,756,757 restricted shares of its common stock to the warrant holders, which issuance fully satisfied all of the Company’s obligations under the warrants.

C. Retention of Investment Banker:

On March 17, 2008, the Company retained the services of an investment banking firm to assist it in: (a) identifying and making acquisitions of companies that would provide synergies to the Company’s business and/or (b) raising debt or equity capital in connection with such acquisitions and for other corporate purposes. The agreement has an initial term of six months, is renewable for additional ninety-day periods and provides for fees for specified (i) equity and/or debt financing transactions and/or (ii) mergers, acquisitions or other business combination type events. The fees vary depending upon the initial source of such transactions, whether such source is the investment banker or otherwise and upon other conditions. Such fees range up to approximately 10% of a transaction’s defined proceeds and also provide for the issuance of warrants to purchase common shares equal to 10% of the number of shares issued or issuable in certain transactions as well. The agreement further provides that such fees may be payable for transactions consummated in periods up to three years after the termination of the agreement. The agreement required the immediate issuance of 1,000,000 shares of the Company’s common stock to the investment banker as well as monthly cash payments of $10,000 for the first six months of its term. Such monthly cash payments shall be applied against any other fees earned by the investment banking firm under this agreement. The value of the shares issued to the investment banking firm of $50,000 was based upon the common stock’s closing price of $0.05 per share on March 14, 2008, the business day prior to signing the agreement. This amount is being amortized over the agreement’s six-month period.

D. Agreement Canceling Redemption Provision of Series C Preferred Stock:

Due to a scrivener’s error, the designations of both the Series B and the Series C contained the redemption provision, but the Company had only intended to include it in the Series B. On January 4, 2008, the Company notified all Series C holders that it was irrevocably canceling the redemption provision for such series.

E. Series B Preferred Stock Dividends:

The Series B Preferred Stock accrued dividends at twelve percent, payable monthly on the last day of each calendar month commencing January 31, 2008. Such dividends are deemed to be declared and payable without additional specific action or authorization by the board of directors as long as the Series B remains outstanding. The Company paid $37,500 in dividends to the Series B stockholders during the first quarter 2008.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

7. Subsequent Events:

A. $300,000 Secured Convertible Debenture:

On May 6, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Agile Opportunity Fund, LLC (“Agile”). The Purchase Agreement contemplates the Company’s sale to Agile of a Secured Convertible Debenture (the “Initial Debenture”) in the original principal amount of $300,000 and maturing on November 6, 2009, and a second Secured Convertible Debenture (the “Additional Debenture” and, collectively with the Initial Debenture, the “Agile Debentures”) in the same original principal amount and having the same maturity date as the Initial Debenture. The purchase price of each of the Agile Debentures is $300,000. The Purchase Agreement further provided that, for no further consideration, the Company issue to Agile 3 million shares (each, an “Initial Equity Incentive Share”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in connection with the sale and issuance of the Initial Debenture and an additional 2 million shares (each, an “Additional Equity Incentive Share” and, collectively with the Initial Equity Incentive Shares, the “Agile Equity Incentive Shares”) of the Company’s Common Stock in connection with the sale and issuance of the Additional Debenture.

The Agile Debentures will bear interest at the rate of 15% per annum, payable monthly, although the Agile Debentures further provide that, in addition to interest, Agile is entitled to an additional payment, at maturity or whenever principal is paid, such that Agile’s annualized return on the amount of principal paid equals 30%. The principal and all accrued and unpaid interest under the Agile Debentures are, at the option of Agile, convertible into shares of the Company’s Common Stock at a conversion price of $0.05 per share (subject to an anti-dilution adjustment).

The Purchase Agreement also provides that the Company’s obligations under the Agile Debentures are, with a limited exception, to be secured by a first priority security interest in all of its assets and that the Company’s two executive officers and sole members of the Company’s board of directors, Dean Garfinkel and Barry Brookstein, provide limited non-recourse guarantees and pledge all of their shares of serial preferred stock as further security for the full satisfaction of all of the Company’s obligations under the Agile Debentures.

The Company sold and issued the Initial Debenture and issued the 3 million Initial Equity Incentive Shares to Agile contemporaneous with the entering into the Purchase Agreement on May 6, 2008 and received gross proceeds from such sale of $300,000. At the closing of the sale and issuance of the Initial Debenture, as contemplated by the Purchase Agreement, (a) the Company entered into the Security Agreement with Agile, (b) each of Dean Garfinkel and Barry Brookstein as well as an entity controlled by Mr. Brookstein entered into Limited Non-Recourse Guaranty Agreements with Agile, (c) Messrs. Garfinkel and Brookstein and such controlled entity entered into a Stock Pledge Agreement with Agile, (d) Mr. Garfinkel delivered to Agile stock certificates representing the 466,750 shares of serial preferred stock owned by himself being pledged by Mr. Garfinkel pursuant to such Stock Pledge Agreement and (e) Mr. Brookstein delivered to Agile stock certificates representing an aggregate of 2,307,593 shares of serial preferred stock owned by himself and such controlled entity being pledged by Mr. Brookstein and his controlled entity to Agile pursuant to such Stock Pledge Agreement.

In connection with its sale and issuance of the Initial Debenture and the 3 million Initial Equity Incentive Shares, the Company issued to its investment banker, Cresta Capital Strategies, LLC, five-year warrants (the “Cresta Warrants”) to purchase 900,000 shares (the “Cresta Warrant Shares”) of the Company’s Common Stock at a purchase price of $0.05 per share.

Loan costs of approximately $124,000 were incurred with regard to the above transactions. These loan costs include $66,000, the value of the 3,000,000 shares that were issued to Agile, and was based upon the closing price of the Company’s stock of $0.022 per share on May 5, 2008, the business day prior to the signing of the Securities Purchase Agreement. Deferred loan costs will be amortized to expense over the eighteen month term of the secured convertible debentures. As the debentures are converted to the Company’s common stock, the proportionate amounts of unamortized loan costs related to the converted amounts of the debenture will be expensed.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

8. Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling minority interest as equity in the consolidated financial statements and separate from the parent's equity. The net income amount attributable to the non-controlling interest is included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and for interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have an effect on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of this pronouncement did not have any material effects on the Company’s consolidated financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements:

This Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. Readers are cautioned to review carefully all discussions containing forward looking statements due to the risks and uncertainties which can materially affect the Company's business, operations, financial condition and future prospects. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “seek,” “intend,” “expect,” “anticipate,” “assume,” "hope," “plan,” “believe,” “estimate,” “predict,” “approximate,” “potential,” “continue,” or the negative of such terms. Statements including these words and variations of such words, and other similar expressions, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable based upon its knowledge of its business, the Company cannot absolutely predict or guarantee its future results, levels of activity, performance, or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.

Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company on the date of the filing of this Form 10-Q, and are subject to various risks and uncertainties. Such risks and uncertainties include without limitation:

●	the Company’s ability to raise capital to finance its growth and operations, when needed and on terms advantageous to the Company;
●	the Company’s ability to generate increased sales and operate profitably;
●	the impact of any future legislation on the Company’s TeleBlock product, including, but not limited to, changes in federal and state Do-Not-Call legislation;
●	the Company’s ability to maintain its relationships with its key distributors;
●	the Company’s ability to attract and retain qualified senior management, sales and operations personnel; and
●	other risks and uncertainties as detailed in the Company’s Form 10-KSB for the period ended December 31, 2007, and, from time to time, in its other filings with the Securities and Exchange Commission.

Readers of this Quarterly Report on Form 10-Q should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those provided in forward-looking statements. Readers should not place any undue reliance on forward-looking statements contained in this Form 10-Q. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements; whether in response to new information, unforeseen events or changed circumstances, except as required to comply with the disclosure requirements of the federal securities laws.

Critical Accounting Policies

The Company’s consolidated financial statements and related public information are based on the application of generally accepted accounting principles in the United States (“GAAP”). The Company’s significant accounting policies are summarized in Note 2 to its annual consolidated financial statements. While all of these significant accounting policies impact its financial condition and results of operations, the Company views certain of them as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s condensed consolidated financial statements. The Company’s critical accounting policies are discussed below.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates also can affect supplemental information contained in the Company’s external disclosures including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. It bases its estimates on historical experience and on various assumptions that management believes are reasonable under the circumstances. Actual results may differ materially from those estimates under different assumptions or conditions.

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

Contract with telephone carriers to sell the Company’s TeleBlock service to its end users.

Provide billing and collection services.

The carriers bill their customers for TeleBlock and assume all credit risk with regard to their customers. The Company has no credit risk with respect to the end-users. As compensation for the distributor’s services, the Company pays the distributor contractually determined amounts on a per query basis. The distributor submits monthly remittances together with the related monthly activity reports. The Company has a contractual right to audit such reports. Revenue is accrued based upon the remittances and reports submitted. Any adjustments to revenue resulting from these audits are recorded when earned if significant. Historically, these adjustments have not been significant. In the event that such adjustments are material, the Company would be required to revise previously reported results.

Impairment of Long-Lived Assets

Long-lived assets, including property, equipment, capitalized software and patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets used in operations, an impairment loss only is recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted cash flows, including estimated net proceeds if the Company were to sell the long-lived asset. When applicable, the Company measures the impairment loss based on the difference between the carrying amount and estimated fair value.

The Company periodically reviews its long-lived assets, in light of its history of operating losses, under the methodology described above. For the periods presented in the accompanying interim financial statements, the Company has not been required to record any impairment losses. Should applicable external factors, such as competition, governmental regulations or other market conditions, change in such a way as to be materially adverse to the Company’s business, impairment losses would be recorded in the applicable periods.

.
Results of Operations for the Three Month Period Ended March 31, 2008 Compared to the Three Month Period Ended March 31, 2007:

The table below presents the Company’s consolidated results of operations for the applicable periods as a percentage of sales:

	Three Months Ended March 31,
	2008	2007

Revenues	100.0	100.0
Cost of revenues	50.5	51.1
Gross margin	49.5	48.9
Operating expenses:
Selling, general and administrative expenses	131.2	83.8
Interest expense	3.1	35.2
Loan cost amortization and related financing expense	—	37.0
Total operating expenses	134.3	156.0
Operating loss	(84.8)	(107.1)
Gain on extinguishment of debt	1.8	—
Net loss	(83.0)	(107.1)
Preferred dividends	(8.0)	—
Net loss attributable to common shareholders	(91.0)	(107.1)

Total revenues for the three months ended March 31, 2008 were $467,008 compared to revenues of $362,408 for the corresponding period in 2007. This increase of $104,600, or 28.9%, was principally attributable to increased revenues from its principal product, TeleBlock. These revenues comprised 86.0% and 88.7% of the Company’s revenues for the three months ended March 31, 2008 and 2007, respectively. An increase of approximately 35% or 37 million call counts for its TeleBlock service increased the Company’s TeleBlock revenues by $79,094 for the first quarter of 2008. The Company also generated additional net revenue of $25,506 from other revenue sources including its new product, Enhanced Caller ID, the online guides, and VoIP services during the same quarter. The Company’s introduction of its new product, Enhanced Caller ID, to its existing TeleBlock customers in May 2007 accounted for 85.6% of the increase in non-TeleBlock revenues.

Cost of revenues for the three months ended March 31, 2008 totaled $235,643, an increase of $50,319, or 27.2%, compared to $185,324 for the 2007 quarter. In dollar terms, fees payable to the Company’s principal distributor, VeriSign, increased by $36,554 as a result of the above-mentioned additional 37 million call count increase to our database on VeriSign’s platform. In addition, fees charged for production and back-up site hosting increased by approximately $4,750. Other costs of revenues - for increased software amortization expense and higher costs associated with the revenue gains for VoIP services and its new caller ID product - increased by an aggregate of $9,015.

As a percentage of sales, cost of revenues decreased slightly to 50.5% in the 2008 quarter from 51.1% in the 2007 quarter. As a percentage of revenues, costs of sales related to VeriSign-sourced revenues decreased by 3.0 % from 52.8% in 2008 from 55.8% in 2007 first fiscal quarter. Both decreases are due to higher profit margins related to Enhanced Caller ID revenues.

Selling, general, and administrative expenses increased by $308,860 or 101.7%, to $612,539 for the three months ended March 31, 2008 compared to $303,679 for the same period last year. Professional fees increased by $127,318, principally due to increased legal, accounting and auditing expenses associated with public reporting requirements. Fees of $32,112 related to the Company’s registration statement filing in the 2007 fiscal quarter were capitalized as deferred loan and registration costs. The increase in salaries and benefits of $133,928 was attributable to the issuance of 45 million free-standing common stock purchase option awards to the Company’s two executive officers and two other employees that were valued at $162,000 as well as an increase in salaries of $31,928 to key personnel and the addition of two employees - one in operations and one in accounting. The increases in salaries and benefits were offset by a $60,000 reduction in salaries to the Company’s two executive officers during the first fiscal quarter 2008; they voluntarily reduced their salaries by one-half for a one-year period beginning in July 2007. Other selling, general and administrative expenses increased by a net amount of $47,614 resulting from an increase in net rent of $10,114, mainly due to lower sublease income, as well as investment banking fees of $14,167 and investor relations fees of $26,274 that were not a factor in the 2007 first fiscal quarter as the Company did not retain such services until subsequent periods. These increases were offset by a net decrease of $2,941 in other expenses.

As a percentage of sales, selling, general, and administrative expenses were 131.2% in the 2008 first fiscal quarter and 83.8% for the same period in 2007, reflecting an increase in expenses that is greater than the increase in revenues. By comparison, the gross margins for the quarter were 49.5% in 2008 and 48.9% in 2007. A significant portion of the increase in selling, general, and administrative expenses during the first quarter 2008 can be attributed to certain expenses that were incurred in the 2008 quarter and are not expected to recur during 2008 including: (i) the non-cash expense of $162,000 incurred when the Company issued 45 million common stock purchase options in January 2008, and (ii) consulting fees of $59,278 that were expensed during the first fiscal quarter 2008 primarily relating to financial controls and procedures.

Quarterly interest expense decreased by $112,756, or 88.5%, to $14,676 for the first fiscal quarter 2008 from $127,432 in the 2007 first fiscal quarter. Interest charges significantly decreased due to the December 2007 exchange of $3,135,709 of debt for equity and the repayment of the convertible debentures that were originally issued in March 2006 and March 2007. In addition, a $100,000 line of credit was repaid in December 2007. Finally, interest charges related to the Company’s capitalized leases and the financed purchase of treasury stock declined as well. As a percentage of sales, interest expense decreased for the 2008 first fiscal quarter by 32.1 percentage points to 3.1% in 2008 from 35.2% in 2007.

The Company did not incur any loan cost amortization and related financing expense, including loan penalties, during the first fiscal quarter 2008. All unamortized deferred loan and registration costs were expensed when the 2006 and 2007 convertible debentures were repaid in December 2007. During the first fiscal quarter 2007, these expenses totaled $134,291and were comprised of loan cost amortization of $89,686 and penalties of $44,605. The penalties resulted from the late effectiveness of the registration statement.

The Company assesses its current prospects for future profitability by separating its statement of operations into two principal components: (a) its business operations, represented by the gross margin to selling, general and administrative expense shortfall and (b) its total business financing expense, represented by the total of interest expense and loan cost amortization and other financing charges. Total business financing expense decreased during the 2008 fiscal first quarter by $247,047, or 94.4%, to $14,676 in the 2008 quarter from $261,723 in the 2007 quarter. As a percentage of sales, total business financing expense decreased significantly for the 2008 quarter by 69.1 percentage points to 3.1% in 2008 from 72.2% in 2007. As expected, this ratio dramatically improved for the 2008 first fiscal quarter when compared to the 2007 first fiscal quarter. The balance of loan costs and related financing costs were fully expensed during 2007 as the March 2006 and 2007 debentures were repaid on December 24, 2007. Accordingly, these costs did not impact the 2008 first fiscal quarter operating results. In addition, interest expense attributable to approximately $3.1 million of other Company debt was eliminated for the 2008 quarter, due to repayment of the convertible debentures and the Company’s bank line of credit as well as the exchange of debt principal for Series B and Series C Preferred Stock.

On May 6, 2008, the Company obtained new financing for the expansion of its marketing efforts and, as required, in connection with possible acquisitions of companies that would diversify and broaden the Company’s service offerings and product base. Any new financing is not expected to result in debt related costs as significant as the levels incurred in 2007. Accordingly, while new financing costs are expected to be a factor in future periods, they are not anticipated to be as significant a factor as in 2007. There can be no assurance that the Company will be able to obtain any new financing or if such financing will be on terms advantageous to the Company, nor that the Company will acquire any other business entity, or, if acquisitions are made, that any acquisition will result in increased revenues or profits to the Company. (See Note 8).

The Company’s 2008 first fiscal quarter net loss decreased by $993, or 0.3%, to $387,325 in the 2008 quarter from $388,318 in the 2007 quarter. This occurred despite the fact that the Company incurred approximately $221,000 of non-recurring selling, general, and administrative expenses during the 2008 quarter.

Dividends of $37,500 were paid on the Series B Preferred Stock during the first fiscal quarter 2008 and are taken into account when computing loss per common share. As a percentage of sales, preferred dividends were 8.0% for 2008 quarter.

For the 2008 first fiscal quarter and the 2007 first fiscal quarter, the Company’s annual effective tax rate was estimated to be 0%. Accordingly no tax benefit was recognized in any such period. Future taxable losses, as well as those incurred from February 10, 2006 (the date on which the Company was no longer subject to Sub-part S of the Internal Revenue Code) to March 31, 2008, will be available to offset subsequent future taxable income, if any.

Liquidity and Capital Resources

Cash used in operations of $257,475 and $21,821 for the 2008 first fiscal quarter and the 2007 first fiscal quarter, respectively, was comprised of the net loss, reduced by non-cash items of $183,968 and $266,589, plus or minus the effect of changes in assets and liabilities. The net loss as adjusted for non-cash items was $203,357 for the three months ended March 31, 2008, compared to $121,729 for the same period last year. This increase of $81,628 was due to a lower amount of interest and penalties that were effectively financed of $137,858, a decrease in loan cost amortization of $89,686, the 2008 gain on debt extinguishment of $8,525 and a decrease in other depreciation and amortization of $8,552. These decreases were offset by a lower net loss of $993 and the issuance of non-qualified stock options valued at $162,000. The other changes in assets and liabilities increased the Company’s net cash used in operations by $54,118 for the three months ended March 31, 2008 and decreased the Company’s net cash used in operations by $99,908 for the three months ended March 31, 2007.

Cash used in investing activities was $2,085 in the 2008 first fiscal quarter and $10,658 in the 2007 first fiscal quarter, resulting in a decrease of $8,573, due principally to expenditures for software development costs during the first quarter 2007 that were not a factor during the 2008 quarter. In addition, expenditures for computer equipment were higher in the 2007 quarter than in the 2008 quarter.

Cash used in financing activities was $78,595 in the 2008 first fiscal quarter and cash provided by financing activities was $27,676 in the 2007 fiscal first quarter, resulting in a decrease of $106,271. The Company used cash to pay dividends of $37,500 on its Series B Preferred Stock. This stock accrues dividends at 12%, payable on the last day of each calendar month. Projected 2008 dividends assuming no conversions to common stock will be $150,000. In addition, the Company made payments on its debt totaling $41,095. Cash from financing activities during the 2007 fiscal first quarter was generated from the issuance of a $150,000 secured debenture. This debenture was fully repaid in December 2007. Cash from investing activities during the 2007 quarter decreased by $122,324 due to the following: (i) deferred registration and loan costs of $72,867, and (ii) debt repayments totaling $49,457. The Company issued a $300,000 secured convertible debenture to Agile on May 6, 2008. Interest will accrue at a 30% rate although the monthly interest payments will be based upon a 15% interest rate.

The net decrease in cash was $338,155 and $4,803 for the periods ended March 31, 2008 and 2007, respectively.

The Company’s working capital was $126,611 and $351,955 as of March 31, 2008 and 2007, respectively. The Company’s working capital decreased by $225,344. Current assets decreased by $268,599 or 23.3% to $882,853, due to decreases in cash of $338,155 that were offset by increases in accounts receivable of $23,448, and prepaid expenses of $46,108. Current liabilities decreased by $43,255 or 5.4%, due to decreases in short term and demand notes payable of $10,909, accounts payable and accrued expenses of $22,160 and accrued officers’ salaries of $30,000. These decreases were offset by an increase in current maturities of long-term debt of $19,814.

The Company’s two executive officers’ agreement to reduce each of their current annual salaries from $240,000 to $120,000 expires on July 1, 2008. These two officers exchanged $370,000 of previously accrued deferred compensation for Series C Preferred Stock in December 2007. As of March 31, 2008, the balance of accrued executive officer’s compensation of $30,000 is scheduled to be fully repaid during the 2008 second fiscal quarter.

The Company’s primary need for cash during the next twelve months is to satisfy trade payables, current operating costs and dividends due on the Series B Preferred Stock. Current cash flow requirements are expected to be approximately $246,000 per month, including payroll, rent, utilities, insurance, professional fees and dividends as well as the addition of a sales executive. The Company receives approximately $146,000 a month from its current customer base. Until cash-flow neutral operations are attained, of which there can be no assurance, additional capital will be required to finance current operations as well as any growth. The balance of the proceeds raised from the 2007 Series A Preferred Stock offering and the 300,000 debenture issued in May 2008 is anticipated to be used to fund the Company’s operating shortfalls over the next three fiscal quarters.

The Company’s continued losses raise substantial doubt about its ability to continue as a going concern. Operating losses have resulted from a shortfall of sales revenues to cover the Company’s operating and marketing expenditures during the implementation of the Company’s operating plan, which targets significant sales growth and is long-range in nature. Such continuation is dependent upon the Company’s ability to increase revenues, control costs and operate profitably. The Company (i) is seeking to employ sales executives to increase the marketing and sale of the Company’s services; and (ii) has retained an investment banker to explore acquisition opportunities that may diversify the Company’s existing range of services, as well as to assist the Company in obtaining additional financing as required. There is no assurance that the Company will be successful in attaining these objectives or that attaining such objectives will result in operating profits, positive cash flows or an overall improvement in the Company’s financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable to smaller reporting companies.

Item 4T. Controls and Procedures.

A. Evaluation of Disclosure Controls and Procedures:

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934), as of March 31, 2008. Based on their review and evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. However, in evaluating the Company’s disclosure and procedures, the Company’s chief executive officer and chief financial officer recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and such officers necessarily were required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

B. Changes in Internal Control Over Financial Reporting:

There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that will affect or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

On January 4, 2008, the board of directors of the Company granted the following employees of the Company five year options to purchase shares of common stock, par value $0.001 per share (the “Common Stock”), of the Company as set forth opposite the name of such employee:

Name of Employee	Number of Shares Underlying the Option
Dean Garfinkel	20,000,000
Barry Brookstein	10,000,000
Stefan Dunigan	10,000,000
Cecilia Carfora	5,000,000

Each of such options has an exercise price of $0.026 per share, the per share closing market price of the Common Stock on the date of grant. The options are terminable on: (i) the first anniversary of the optionee's death; (ii) the date of the termination of the optionee's employment or other relationship with the Company for cause; (iii) the first anniversary of the date (A) on which the optionee's employment or other relationship with the Company is terminated without cause (except if such termination be by reason of death or permanent and total disability of the optionee); or (B) the optionee voluntarily terminates his employment or other relationship with the Company; or (iv) the first anniversary of the date of optionee's permanent and total disability, within the meaning of such term in Section 22(e) of the Internal Revenue Code. The Company believes the grant of each such options was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that that the grant was a transaction not involving any public offering.

The Company issued 1,000,000 shares of common stock to an investment banking firm effective as of March 17, 2008. The Company has valued such shares at $50,000 based on the common stock’s closing price on March 14, 2007, the business day immediately preceding the date on which the Company became obligated to issue such shares. The Company believes the issuance of the shares was exempt from the registration requirements of the Securities Act by the reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance did not involve any public offering.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are filed herewith.

Exhibit Number	Description

10.1
Form of Option Agreement, dated as of January 4, 2008, with respect to options granted by Compliance Systems Corporation to Dean Garfinkel (20,000,000 shares) and Barry Brookstein (10,000,000 shares). [Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: January 4, 2008), filed with the Securities and Exchange Commission (the “Commission”) on February 15, 2008.]

10.2
Securities Purchase Agreement, dated as of May 6, 2008, between Compliance Systems Corporation and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the Commission on May 12, 2008.]

10.3
Secured Convertible Debenture of Compliance Systems Corporation, dated
May 6, 2008, in the principal amount of $300,000 and payable to Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the Commission on May 12, 2008.]

10.4
Security Agreement, dated as of May 6, 2008, between Compliance Systems Corporation and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Date of Report:
May 6, 2008), filed with Commission on May 12, 2008.]

10.5
Limited Non-Recourse Guaranty Agreement, dated as May 6, 2008, between Dean Garfinkel and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Date of Report:
May 6, 2008), filed with the Commission on May 12, 2008.]

10.6
Limited Non-Recourse Guaranty Agreement, dated as of May 6, 2008, between Barry Brookstein and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the Commission on May 12, 2008.]

10.7
Limited Non-Recourse Guaranty Agreement, dated as of May 6, 2008, between Spirits Management, Inc. and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the Commission on May 12, 2008.]

10.8
Stock Pledge Agreement, dated as of May 6, 2008, between (sic) Agile Opportunity Fund, LLC, Dean Garfinkel, Barry Brookstein. and Spirits Management, Inc. [Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the Commission on May 12, 2008.]

10.9
Warrant Certificate of Compliance Systems Corporation, dated as of May 6, 2008, registered in the name of Cresta Capital Strategies, LLC. [Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the Commission on May 12, 2008.]

31.1	Section Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Section Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Executive Officer

SIGNATURES

Pursuant to the Requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Compliance Systems Corporation

Date: May 12, 2008	By:	/s/ Dean Garfinkel
Dean Garfinkel President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Barry M. Brookstein
Barry M. Brookstein Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)