Form 10-Q
period 2008-06-30
COMPLIANCE SYSTEMS CORP
filed 2008-08-14
CIK 1206133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-131862

Compliance Systems Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-4292198
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

90 Pratt Oval, Glen Cove, New York	11542
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 5, 2008, 134,905,995 shares of common stock of the issuer were outstanding.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS:
Current Assets:
Cash	$391,263	$921,082
Accounts receivable, net	187,793	93,399
Prepaid expenses and other current assets	172,521	136,971
Total Current Assets	751,577	1,151,452

Property, equipment and capitalized software costs, net	104,523	150,635

Deferred loan costs, net	56,587	-
Patents, net	21,035	21,785
Security deposits	18,100	18,100

Total Assets	$951,822	$1,341,972

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Short-term and demand notes payable	$332,279	$310,909
Accounts payable and accrued expenses	221,056	341,687
Accrued officer’s salaries	-	60,000
Current maturities of long-term debt	75,296	86,901
Total Current Liabilities	628,631	799,497

Secured convertible debenture and accrued interest thereon	247,291	-
Long-term debt, less current maturities	-	50,000
Deferred service revenue and other deferred credits	58,693	57,917

Total Liabilities	934,615	907,414

Commitments and Contingencies – See Notes

Stockholders’ Equity:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, issued and outstanding	2,500	2,500
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,885,709 shares issued and outstanding	1,886	1,886
Common stock, $.001 par value; 2,000,000,000 shares authorized, 134,905,995 and 128,149,238 shares issued and outstanding, respectively	134,906	128,149
Additional paid-in capital	5,785,323	5,588,900
Accumulated deficit	(5,908,658)	(5,288,127)
Total Stockholders’ Equity	17,207	434,558

Total Liabilities and Stockholders’ Equity	$951,822	$1,341,972

See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three-Month and Six-Month Periods Ended June 30, 2008 and 2007

	Three Months Ended June 30,		Six Months Ended June 30 ,
	2008	2007	2008	2007

Revenues	$478,619	$476,674	$945,628	$839,082
Cost of revenues	241,417	233,432	477,060	418,756

Gross margin	237,202	243,242	468,568	420,326

Operating expenses:
Selling, general and administrative expenses	431,382	340,725	1,043,921	644,404
Interest expense	26,517	130,491	41,194	257,924
Loan cost amortization and related financing expense	12,509	123,422	12,509	257,713

Total operating expenses	470,408	594,638	1,097,624	1,160,041

Operating loss	(233,206)	(351,396)	(629,056)	(739,715)

Gain on extinguishment of debt	-	-	8,525	-

Net loss	$(233,206)	$(351,396)	$(620,531)	$(739,715)

Preferred dividends	37,500	-	75,000	-

Net loss attributable to common stockholders	$(270,706)	$(351,396)	$(695,531)	$(739,715)

Basic and diluted per share data:

Loss per share	$(.00)	$(.01)	$(.01)	$(.01)

Weighted average shares outstanding	133,752,149	50,290,056	131,987,373	50,145,829

See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six-Month Periods Ended June 30, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(620,531)	$(739,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on extinguishment of debt	(8,525)	—
Depreciation of property and equipment	56,285	69,081
Amortization of deferred charges and intangibles	31,721	213,858
Stock based compensation	162,000	—
Interest/penalty financed, accrued and not paid, imputed or paid in kind on related party and other debt obligations	6,875	231,774
Changes in assets and liabilities:
Accounts receivable	(94,394)	(41,617)
Prepaid expenses and other current assets	28,267	24,262
Accounts payable and accrued expenses	(112,106)	(9,216)
Accrued officers’ compensation	(60,000)	180,000
Deferred credits	776	(3,753)
Total adjustments	10,899	664,389
Net cash used in operating activities	(609,632)	(75,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, equipment and capitalized software	(10,173)	(12,738)
Other	—	5,948
Net cash used in investing activities	(10,173)	(6,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred registration and loan costs	(62,500)	(72,867)
Short-term and demand loan proceeds, net of repayments	(10,909)	(18,441)
Proceeds from issuance of long-term debt	—	150,000
Proceeds from issuance of secured convertible debenture	300,000	—
Proceeds from related parties loans	—	57,500
Series B preferred stock dividends	(75,000)	—
Repayments of long-term debt	(61,605)	(63,145)
Net cash provided by financing activities	89,986	53,047

NET DECREASE IN CASH	(529,819)	(29,069)
CASH – beginning of period	921,082	46,697
CASH – end of period	$391,263	$17,628

SUPPLEMENTAL INFORMATION:
Interest paid	$43,096	$70,778

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued to investment banking firm for services	$50,000	$—
Value of common stock issued to secured convertible debenture purchaser	$66,000	$—
Stockholder collateral pledge value	$—	$1,102
Insurance premiums financed	$32,279	$42,884
Conversion of secured convertible debenture to equity	$—	$35,000
Additional paid-in capital applied to deferred cost amortization	$—	$35,000

See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

1. Basis of Presentation:

The accompanying unaudited interim condensed consolidated financial statements of Compliance Systems Corporation and Subsidiaries (the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. The accompanying unaudited interim condensed consolidated financial statements should be read with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

2. Liquidity and Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations in its last five fiscal years as follows: 2007: $1,190,153; 2006: $1,242,531; 2005: $1,241,945; 2004: $1,293,769; and 2003: $1,880,508. The Company incurred a net loss of $ 620,531 for the six months ended June 30, 2008. At June 30, 2008 and December 31, 2007, the Company had a stockholders’ equity of $17,207 and $434,558, and working capital of $122,946 and $351,955, respectively. In December 2007, the Company received gross cash proceeds of $2,500,000 from the sale of 2,500,000 shares of its new Series A Preferred Stock. A portion of such proceeds was used to repay certain then outstanding secured convertible debentures. Also in December 2007, the Company exchanged other outstanding debt, primarily to related parties, for new Series B and C Preferred Stock. Despite these positive effects on the Company’s current financial position, continuous net losses incurred over the last five fiscal years raise substantial doubt about the Company’s ability to continue as a going concern. Such continuation is dependent upon the Company’s ability to increase revenues, control costs and operate profitably. To this end, the Company has (a) employed a sales executive to market the Company’s services; and (b) retained an investment banking firm to explore acquisition opportunities that may diversify the Company’s existing range of services, as well as to assist the Company in obtaining additional financing as required. There is no assurance that the Company will be successful in attaining these objectives or that attaining such objectives will result in operating profits, positive cash flows or an overall improvement in the Company’s financial position in future periods. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Significant Accounting Policies Applicable to Interim Financial Statements:

A. Income Taxes -

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

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the six months ended June 30, 2008 and 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Income tax benefits resulting from net losses incurred for the six months ended June 30, 2008 and 2007 were not recognized as the Company’s annual effective tax rate was estimated to be 0%.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

B. Share Based Payment Arrangements -

The Company accounts for share based payment arrangements in accordance with the provision of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123R”). SFAS 123R addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock, stock appreciation rights as well as share grants and other awards issued to employees and non-employees under free-standing arrangements. Under SFAS 123R, these awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations. On March 17, 2008, the Company issued a total of 1 million common shares to an investment banking firm for payment of services. An additional 3 million shares were issued to Agile Opportunity Fund, LLC (“Agile”) on May 6, 2008 in connection Agile’s purchase on such date of a Company secured convertible debenture in the principal amount of $300,000 (the “Initial Agile Debenture”). The Company also issued certain common stock purchase options to its executive officers and two other employees on January 4, 2008 under free-standing grants. (See Notes 7A, 7C and 7F).

C. Deferred Loan Costs -

Loan costs of $62,680 were incurred in connection with the issuance of the Initial Agile Debenture on May 6, 2008. Deferred loan costs are being amortized to loan cost amortization over the eighteen month term of the Initial Agile Debenture. As the Initial Agile Debenture is converted to the Company’s common stock, if ever, the proportionate amounts of unamortized loan costs related to the converted amounts of the Initial Agile Debenture will be expensed. Loan cost amortization charged to expense was $6,093 for the quarter ended June 30, 2008 and the unamortized balance of these costs at such date was $56,587. The scheduled amortization of these costs for the next five fiscal quarters is expected to be $10,446 per quarter through the quarter ending September 30, 2009 and $4,357 for the fourth quarter of 2009.

D. Reclassifications -

Certain items in the 2007 financial statements have been reclassified to conform to the presentation for 2008. Penalties and loan cost amortization have been reclassified on the consolidated statement of operations for the six months ended June 30, 2007. These reclassifications have no effect on operating results.

4. Related Party Transactions:

A. Other Debt Obligations -

During the three and six months ended June 30, 2008, the Company paid a total of $15,000 and $35,000, respectively, to a stockholder/officer in partial payment of certain obligations, reducing the balance of those obligations to approximately $17,000. In addition, during the three and six months ended June 30, 2008, this officer’s wholly-owned company was repaid $3,150 and $7,875, respectively, of debt owed it by the Company. As of June 30, 2008, the debt to the officer’s wholly-owned company was fully repaid.

B. Deferred Officers’ Compensation -

During the three and six months ended June 30, 2008, an officer of the Company received $30,000 and $60,000, respectively, in previously deferred compensation from the Company. As of June 30, 2008, no deferred officers’ compensation was outstanding.

C. Preferred Stock Dividends -

During the three and six months ended June 30, 2008, the Company paid dividends of $37,500 and $75,000, respectively, on its outstanding Series B preferred stock. This series of preferred stock was issued to a stockholder/officer and his wholly-owned subsidiary in December 2007 in exchange for $1,250,000 of then outstanding debt.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

5. Major Distributor:

At June 30, 2008, one distributor comprised approximately 91.7% of the Company’s trade receivables. This distributor comprised 87.1% and 82.9% of the Company’s revenues for the six-month periods ended June 30, 2008 and 2007, respectively.

6. Agile Debentures:

On May 6, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Agile. The Purchase Agreement contemplates the Company’s sale to Agile of the Initial Agile Debenture in the original principal amount of $300,000 and having a maturity date of November 6, 2009, and a second Secured Convertible Debenture (the “Additional Agile Debenture” and, collectively with the Initial Agile Debenture, the “Agile Debentures”) in the same original principal amount and having the same maturity date as the Initial Agile Debenture. The purchase price of each of the Agile Debentures is $300,000. The Purchase Agreement further provided that, for no further consideration, the Company issue to Agile 3 million shares (each, an “Initial Equity Incentive Share”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in connection with the sale and issuance of the Initial Agile Debenture and an additional 2 million shares (each, an “Additional Equity Incentive Share” and, collectively with the Initial Equity Incentive Shares, the “Agile Equity Incentive Shares”) of Common Stock in connection with the sale and issuance of the Additional Agile Debenture, if and when sold.

The Agile Debentures will bear interest at the rate of 15% per annum, payable monthly, although the Agile Debentures further provide that, in addition to interest, Agile is entitled to an additional payment, at maturity or whenever principal is paid, such that Agile’s annualized return on the amount of principal paid equals 30%. The principal and all accrued and unpaid interest under the Agile Debentures are, at the option of Agile, convertible into shares of Common Stock at a conversion price of $0.05 per share (subject to an anti-dilution adjustment).

The Purchase Agreement also provides that the Company’s obligations under the Agile Debentures are, with a limited exception, to be secured by a first priority security interest in all of its assets and that the Company’s two executive officers and sole members of the Company’s board of directors, Dean Garfinkel and Barry Brookstein, as well as an entity wholly-owned by Mr. Brookstein, provide limited non-recourse guarantees and pledges of all of their shares of serial preferred stock as further security for the full satisfaction of all of the Company’s obligations under the Agile Debentures.

The Company sold and issued the Initial Agile Debenture and issued the 3 million Initial Equity Incentive Shares to Agile contemporaneous with the entering into the Purchase Agreement on May 6, 2008 and received gross proceeds from such sale of $300,000. The Initial Equity Incentive Shares were valued at $66,000. The cost of these shares was recorded as a discount on the Initial Agile Debenture.

At the closing of the sale and issuance of the Initial Agile Debenture, as contemplated by the Purchase Agreement, (a) the Company entered into the Security Agreement with Agile, (b) each of Dean Garfinkel and Barry Brookstein, as well as an entity controlled by Mr. Brookstein, entered into Limited Non-Recourse Guaranty Agreements with Agile, (c) Messrs. Garfinkel and Brookstein and such controlled entity entered into a Stock Pledge Agreement with Agile, (d) Mr. Garfinkel delivered to Agile stock certificates representing the 466,750 shares of serial preferred stock owned by himself being pledged by Mr. Garfinkel pursuant to such Stock Pledge Agreement and (e) Mr. Brookstein delivered to Agile stock certificates representing an aggregate of 2,307,593 shares of serial preferred stock owned by himself and such controlled entity being pledged by Mr. Brookstein and his controlled entity to Agile pursuant to such Stock Pledge Agreement.

As of June 30, 2008, the Additional Agile Debenture had not been sold nor issued.

In connection with its sale and issuance of the Initial Agile Debenture and the 3 million Initial Equity Incentive Shares, the Company issued to its investment banker, Cresta Capital Strategies, LLC, five-year warrants (the “Cresta Warrants”) to purchase 900,000 shares (the “Cresta Warrant Shares”) of Common Stock at a purchase price of $0.05 per share.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

7. Common Stock Transactions:

A. Issuance of Non-Plan Common Stock Purchase Options -

On January 4, 2008, the Company’s board of directors granted a total of 45 million free-standing common stock purchase option awards, 30 million of which were granted to its two executive officers and 15 million to two other employees. The options are exercisable at any time for a period of five years at a price of $0.026 per share, the per share closing market price of the Common Stock on the date of grant. The options are subject to earlier expiration as follows: (a) on the date of termination of employment for cause; or (b) one year after termination of employment: (i) voluntarily by the employee; (ii) by the Company, but without cause; or (iii) by reason of the optionee’s death or permanent and total disability. The Company recorded a charge to operations of $162,000 in connection with the grant of these option awards. The options were valued using a Black-Scholes option pricing model with the following additional inputs: Expected term: 2.5 years; risk-free interest rate: 2.885%; volatility: 16.92%. The volatility rate used was based upon an average volatility rate for two similar companies. The Company did not use the volatility rate for the Common Stock as the Common Stock has not been trading for the sufficient length of time to accurately compute its volatility.

B. Cashless Exercise of Common Stock Purchase Warrants -

On January 29, 2008, the former holders of convertible debentures sold and issued by the Company in March 2006 and March 2007 exercised the 3 million common stock purchase warrants they had received in September 2007, electing the cashless exercise option. The Company issued a total of 2,756,757 restricted shares of Common Stock to the warrant holders, which issuance fully satisfied all of the Company’s obligations under the warrants.

C. Retention of Investment Banker -

On March 17, 2008, the Company retained the services of Cresta Capital Strategies, LLC (“Cresta”), an investment banking firm, to assist it in: (a) identifying and making acquisitions of companies that would provide synergies to the Company’s business and/or (b) raising debt or equity capital in connection with such acquisitions and for other corporate purposes. The agreement with Cresta has an initial term of six months, is renewable for additional ninety-day periods and provides for fees for specified (i) equity and/or debt financing transactions and/or (ii) mergers, acquisitions or other business combination type events. The fees vary depending upon the initial source of such transactions, whether such source is the investment banker or otherwise and upon other conditions. Such fees range up to approximately 10% of a transaction’s defined proceeds and also provide for the issuance of warrants to purchase common shares equal to 10% of the number of shares issued or issuable in certain transactions as well. The agreement further provides that such fees may be payable for transactions consummated in periods up to three years after the termination of the agreement. The agreement required the immediate issuance of 1 million shares of Common Stock to Cresta as well as monthly cash payments of $10,000 for the first six months of the agreement’s term. Such monthly cash payments shall be applied against any other fees earned by Cresta, if any, under the agreement. The value of the shares issued to Cresta of $50,000 was based upon the Common Stock’s closing price of $0.05 per share on March 14, 2008, the business day prior to signing the agreement. This amount is being amortized over the agreement’s six-month period.

D. Agreement Canceling Redemption Provision of Series C Preferred Stock -

Due to a scrivener’s error, the designations of both the Series B and the Series C contained a redemption provision, but the Company had only intended to include it in the Series B. On January 4, 2008, the Company notified all Series C holders that it was irrevocably canceling the redemption provision for such series.

E. Series B Preferred Stock Dividends -

The Series B Preferred Stock accrues dividends at twelve percent, payable monthly on the last day of each calendar month commencing January 31, 2008. Such dividends are deemed to be declared and payable without additional specific action or authorization by the board of directors as long as any Series B Preferred Stock remains outstanding. The Company paid $75,000 in dividends to the Series B stockholders during the first six months of 2008.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

F. Shares/Warrants Issued in Connection with the Sale and Issuance of the Initial Agile Debenture -

In connection with the sale and issuance of the Initial Agile Debenture, and for no further consideration, the Company issued to Agile 3 million shares of Common Stock. The shares were valued at $66,000; such valuation being based on the closing price of Common Stock of $0.022 per share on May 5, 2008, the business day prior to the sale and issuance of the Initial Agile Debenture. The cost of these shares was recorded as a discount on the Initial Agile Debenture and is being amortized over the eighteen month term of the Initial Agile Debenture.

In connection with its sale and issuance of the Initial Agile Debenture and the issuance of the 3 million equity incentive shares to Agile, the Company issued to its investment banker, Cresta Capital Strategies, LLC, five-year warrants to purchase 900,000 shares of Common Stock at a purchase price of $0.05 per share. The warrants were valued at $180 using a Black-Scholes option pricing model with the following additional inputs: expected term: 5 years; risk-free interest rate: 3.07%; volatility 17.62%. The volatility rate used was based upon an average volatility rate for two similar companies. The Company did not use the volatility rate for the Common Stock as the Common Stock has not been trading for a sufficient length of time to accurately compute its volatility. The cost of these warrants is included in deferred loans costs and is being amortized over the Initial Agile Debenture’s eighteen month term.

8. Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling minority interest as equity in the consolidated financial statements and separate from the parent's equity. The net income amount attributable to the non-controlling interest is included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and for interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have a material effect on its financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including: (i) acquisition costs will be generally expensed as incurred; (ii) non-controlling interests (formerly known as "minority interests") will be valued at fair value at the acquisition date; (iii) acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount determined under existing guidance for non-acquired contingencies; (iv) in process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (v) restructuring costs associated with a business combination generally will be expensed subsequent to the acquisition date; and (vi) charges in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations occurring in fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 141R to have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of this pronouncement did not have any material effect on the Company’s consolidated financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon their respective adoptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performances, or achievements expressed or implied by such forward-looking statements. Readers are cautioned to review carefully all discussions containing forward looking statements due to the risks and uncertainties which can materially affect the Company's business, operations, financial condition and future prospects. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “seek,” “intend,” “expect,” “anticipate,” “assume,” "hope," “plan,” “believe,” “estimate,” “predict,” “approximate,” “potential,” “continue,” or the negative of such terms. Statements including these words and variations of such words, and other similar expressions, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable based upon its knowledge of its business, the Company cannot predict or guarantee its future results, levels of activity, performances, or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.

Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company as of the date of this Form 10-Q, and are subject to various risks and uncertainties. Such risks and uncertainties include without limitation:
● the Company’s ability to raise capital to finance its growth and operations, when needed, and on terms advantageous to the Company;
● the Company’s ability to generate increased sales and operate profitably;
● the impact of any future legislation on the Company’s TeleBlock product, including, but not limited to, changes in federal and state Do-Not-Call legislation;
● the Company’s ability to maintain its relationships with its key distributor;
● the financial health of the Company’s key distributor;
● the Company’s ability to attract and retain qualified senior management, sales and operations personnel;
● the outcome of the Company’s efforts to expand its products and service offerings, both internally and through acquisitions of other businesses having similar or complementary products or service offerings; and
● other risks and uncertainties set forth in this Form 10-Q, as detailed in the Company’s Form 10-KSB for the year ended December 31, 2007, and, from time to time, in its other filings with the Securities and Exchange Commission.

Readers of this Quarterly Report on Form 10-Q should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those provided in forward-looking statements. Readers should not place any undue reliance on forward-looking statements contained in this Form 10-Q. The Company disclaims any intent or obligation to update or revise any forward-looking statements, whether in response to new information, unforeseen events or changed circumstances, except as required to comply with the disclosure requirements of the federal securities laws.

Critical Accounting Policies

The Company’s condensed consolidated financial statements and related public information are based on the application of accounting principles generally accepted in the United States (“GAAP”). The Company’s significant accounting policies are summarized in Note 2 to its audited consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. While all of these significant accounting policies impact its financial condition and results of operations, the Company views certain of them as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s condensed consolidated financial statements. The Company’s critical accounting policies are discussed below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates also can affect supplemental information contained in the Company’s external disclosures including information regarding contingencies, risks and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. The Company bases its estimates on historical experience and on various assumptions that management believes are reasonable under the circumstances. Actual results may differ materially from those estimates under different assumptions or conditions.

Revenue Recognition

The Company earns a fee for each telephone solicitor’s call attempt (whether or not the call is completed) which generates a query to a data base of Do-Not-Call telephone numbers. Through its principal subsidiary, the Company has an annually renewable contract with its data base distributor to perform the following functions:

● Provide connectivity to the telephone companies and access data base information from the data base that the Company manages, updates and maintains, as required to operate the telephone call processing platform. This platform is where the telephone call queries are routed from the telemarketers over various telephone carrier networks.

● Contract with telephone carriers to sell the Company’s TeleBlock service to its end-users.

● Provide billing and collection services.

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

In light of its history of operating losses, the Company periodically reviews its long-lived assets under the methodology described above. For the periods presented in the accompanying interim financial statements, the Company has not been required to record any impairment losses. Should applicable external factors, such as competition, governmental regulations or other market conditions, change in such a way as to be materially adverse to the Company’s business, impairment losses would be recorded in the applicable periods.

Results of Operations for the Periods Ended June 30, 2008 Compared to the Periods Ended June 30, 2007

The table below presents the Company’s consolidated results of operations for the applicable periods as a percentage of revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenues	100.0	100.0	100.0	100.0
Cost of revenues	50.4	49.0	50.5	49.9
Gross margin	49.6	51.0	49.5	50.1
Operating expenses:
Selling, general and administrative expenses	90.1	71.5	110.4	76.8
Interest expense	5.6	27.3	4.3	30.8
Loan cost amortization and related financing expense	2.6	25.9	1.3	30.7
Total operating expenses	98.3	124.7	116.0	138.3
Operating loss	(48.7)	(73.7)	(66.5)	(88.2)
Gain on extinguishment of debt	-	-	0.9	-
Net loss	(48.7)	(73.7)	(65.6)	(88.2)
Preferred dividends	(7.8)	-	(7.9)	-
Net loss attributable to common shareholders	(56.5)	(73.7)	(73.5)	(88.2)

Revenues for the three months ended June 30, 2008 were $478,619 compared to revenues of $476,674 for the corresponding period in 2007. This slight increase of $1,945, or 0.4%, was mainly attributable to increased revenues from the Company’s principal product, TeleBlock. Revenues generated by its key distributor, VeriSign, comprised 88.3% and 82.9% of the Company’s total revenues for the three months ended June 30, 2008 and 2007, respectively. Although call counts for the Company’s TeleBlock service increased by approximately 7% or 10.3 million call counts, the Company’s average rate per call decreased due to an increase in TeleBlock usage by its VIP rate high volume customers. The VIP rate is lower than the Company’s standard rate. As a result, TeleBlock revenues increased by a net amount of $17,120, or 4.4%, for the second quarter of 2008. Revenues from Enhanced Caller ID also increased by $10,350; this product was introduced to the Company’s existing Teleblock customers in May 2007. Decreases in subscriptions to the Company’s online registration guide, lower commissions and decreases in other ancillary fees partially offset these revenue increases by $25,525.

For the six months ended June, 2008, revenues were $945,628 compared to revenues of $839,082 for the corresponding period in 2007, an increase of $106,546, or 12.7%. This improvement was driven by some of the same factors that contributed to the increase in quarterly revenues described above – a revenue increase of $96,214 from VeriSign due to a gain of 46.9 million call counts, or 19.2%, for the Company’s TeleBlock service despite by a lower average per call rate, as well as an increase of $32,175 in revenue from Enhanced Call ID and an increase in revenue of $8,476 for its VoIP services. Revenues from VeriSign comprised 87.1% and 82.9% of the Company’s six month revenues for 2008 and 2007, respectively. Decreases in revenues from fewer online registration guide subscriptions, decreases in database management fees from its TeleBlock subscribers, lower commissions and other incidental revenue decreases offset the increases by an aggregate of $30,319.

Cost of revenues for the three months ended June 30, 2008 totaled $241,417, an increase of $7,985, or 3.4%, compared to $233,432 for the 2007 quarter. In dollar terms, fees payable to the Company’s principal distributor, VeriSign, increased by $10,345 as a result of the above-mentioned call count increase to the Company’s database on VeriSign’s platform. In addition, fees charged for production and back-up site hosting increased by approximately $3,500. Other costs of revenues – for decreased software amortization expense and lower costs associated with the revenue decreases from the Company’s online registration guide - decreased by a total of $5,860.

For the six months ended June 30, 2008, cost of revenues totaled $477,060, an increase of $58,304, or 13.9%, when compared to cost of revenues of $418,756 for the same period last year. Fees payable to our principal distributor, VeriSign, increased by $46,900 as a result of the additional calls hosted on their database. Production and back-up site hosting fees, and costs related to increased revenues from the Company’s VoIP services and Enhanced Caller ID increased by at total of $17,627. Other costs of revenues, including costs associated with lower revenue from the Company’s online registration guide, decreased by an aggregate of $6,223.

As a percentage of revenues, cost of revenues for the current quarter and year-to-date periods increased to 50.4% from 49.0% and to 50.5% from 49.9%, respectively, compared to those periods last year. These increases reflect the current cost structure of the Company’s TeleBlock business which accounts for the majority of the Company’s revenues as well as the effects of decreases in revenues from other sources that have a much lower cost of revenues than VeriSign. As a percentage of revenues, costs of revenues related to VeriSign-sourced revenues was 52.0% in 2008 and 52.6% in 2007 for the quarterly periods and 52.4% in 2008 and 53.9% in 2007 for the year-to-date periods.

Selling, general, and administrative expenses increased by $90,657 or 26.6%, to $431,382 for the three months ended June 30, 2008 compared to $340,725 for the same period last year. This increase was attributable to the following: investor relations fees of $31,011 and investment banking fees of $26,499 incurred in the 2008 quarter that were not factors in the 2007 quarter as the Company did not retain such services until subsequent periods; increases in advertising of $29,109 due to the Company’s increased presence at industry-related conventions; increased stock transfer fees of $18,291 that were principally the result of set-up fees incurred in connection with the retention of a new stock transfer agent; an increase in employee travel and related expenses of $14,121 that was related to the Company’s attendance at various industry-related conventions as well as travel expenses incurred by the Company’s new vice president of sales; and an increase in net rent expense of $8,114 mainly due to lower sublease income. Other selling, general and administrative expenses increased by a net amount of $2,618. These increases were partially offset by decreases in salaries and benefits of $5,105 and professional fees of $34,001. The voluntary one-year salary reduction by the Company’s two executive officers reduced quarterly salary expenses by $60,000, which more than offset the $54,895 quarterly increase in salaries and benefits due to wage increases given to key personnel as well as the addition of three employees – one each in sales, operations and accounting.

For the six months ended June 30, 2008, selling, general, and administrative expenses totaled $1,043,921 and were $399,517, or 62.0%, higher than selling, general, and administrative expenses of $644,404 for the same period last year. This increase was driven by similar factors that contributed to the 2008 second quarter expenses except as otherwise noted below. Professional fees increased by $93,554, principally due to increased legal, accounting and auditing expenses associated with public reporting requirements, including compliance with SOX financial controls and disclosure obligations. There was an increase in salaries and benefits of $128,822, attributable to the grant of options to purchase 45 million shares of Common Stock to the Company’s two executive officers and two other employees that were valued at $162,000 as well as an increase in salaries of $86,822 to key personnel and the addition of the three new employees. The increases in salaries and benefits were offset by a $120,000 reduction in salaries to the Company’s two executive officers during the first half 2008; they voluntarily reduced their salaries by one-half for a one-year period beginning in July 2007. In addition to the above increases, the Company incurred investor relations fees of $57,285 and investment banking fees of $40,666. There were increases in advertising expenses of $24,662, employee travel and related expenses of $19,968, net rent expense of $18,228 and an aggregate increase in other expenses of $16,332.

As a percentage of revenues, selling, general, and administrative expenses for the quarter were 90.1% in 2008 and 71.5% in 2007, reflecting an increase in expenses that is greater than the increase in revenues. By comparison, the gross margins for the quarter were 49.6% in 2008 and 51.0% in 2007. For the six month periods, the expense categories were 110.4% in 2008 and 76.8% in 2007, compared to the respective gross margins of 49.5% and 50.1%. The increases in these percentages are due to expenses that have been and continue to be incurred in connection with the enhancement of the Company’s sales force. In addition, a significant portion of the increase in selling, general, and administrative expenses during the first half of 2008 can be attributed to certain expenses that were incurred in the quarter ended March 31, 2008 and are not expected to recur during 2008, including: (i) the non-cash expense of $162,000 incurred in connection with the grant of options in January 2008, and (ii) consulting fees of $59,278 that were expensed during the first quarter 2008 primarily relating to compliance with federally mandated financial controls and procedure requirements.

Quarterly interest expense decreased by $103,974, or 79.7%, to $26,517 for the 2008 second fiscal quarter from $130,491 in the 2007 second fiscal quarter. Interest charges significantly decreased due to the December 2007 exchange of $3,135,709 of debt for equity and the repayment of the convertible debentures that were originally issued in March 2006 and March 2007. In addition, a $100,000 line of credit was repaid in December 2007. Finally, interest charges related to the Company’s capitalized leases and the financed purchase of treasury stock declined as well. These decreases in interest expense were partially offset by $13,750 in interest accrued on the Initial Agile Debenture sold and issued in May 2008. Interest expense decreased by $216,730, or 84.0%, to $41,194 for the 2008 six month period compared to $257,924 for the same six month period of 2007. The components of the change in this category closely paralleled the changes in the quarterly period. As a percentage of revenues, interest expense for the current quarter and year-to-date periods decreased to 5.6% from 27.3% and to 4.3% from 30.8%, respectively, compared to those periods last year.

The Company’s quarterly loan cost amortization and related financing expense, including loan penalties and amortization of loan discount, decreased by $110,913, or 89.9%, to $12,509 for the 2008 second fiscal quarter from $123,422 for the same period in 2007. Deferred loan costs and loan discount amortized during the 2008 second fiscal quarter are related to the Initial Agile Debenture that was sold and issued to Agile in May 2008. All unamortized deferred loan and registration costs related to the 2006 and 2007 convertible debentures were expensed when such debentures were repaid in December 2007. During the second fiscal quarter 2007, these expenses totaled $123,422. Loan cost amortization and related financing expense decreased by $245,204, or 95.2%, to $12,509 for the 2008 six months from $257,713 for the 2007 six months. The components of the change are mainly attributable to the same factors as in the quarterly period. However, the 2007 six month period also included penalties of $44,605. The penalties resulted from the late effectiveness of a registration statement with respect to the stock underlying the 2006 debentures. As a percentage of revenues, amortization of loan costs and related financing expense for the current and year-to-date periods decreased to 2.6% from 25.9% and to 1.3% from 30.7%, respectively, compared to the same periods last year.

The Company assesses its current prospects for future profitability by separating its statement of operations into two principal components: (a) its business operations, represented by the gross margin to selling, general and administrative expense shortfall and (b) its total business financing expense, represented by the total of interest expense and loan cost amortization and other financing charges. Total business financing expense decreased during the 2008 fiscal quarter by $214,887, or 84.6%, to $39,026 in the 2008 quarter from $253,913 in the 2007 quarter and for the year-to-date period by $461,934, or 89.6%, to $53,703 in 2008 from $515,637 in 2007. As a percentage of revenues, total business financing expense decreased significantly for the 2008 quarter by 45.0 percentage points to 8.2% in 2008 from 53.2% in 2007. For the 2008 year-to-date period, total business financing expense as a percentage of sales decreased by 55.9 percentage points to 5.6% in 2008 from 61.5% in 2007. As expected, this ratio dramatically improved for the 2008 second fiscal quarter and year-to-date period when compared to the 2007 periods. The balance of loan costs and related financing costs attributable to the March 2006 and March 2007 convertible debentures were fully expensed during 2007 as these debentures were repaid in December 2007. Accordingly, these costs did not impact 2008 operating results. In addition, interest expense attributable to approximately $3.1 million of other Company debt was eliminated for the 2008 periods, due to repayment of the convertible debentures and the Company’s bank line of credit as well as the exchange of debt principal for Series B and Series C Preferred Stock in December 2007.

On May 6, 2008, the Company obtained new financing primarily for the expansion of its marketing efforts and, as required, in connection with possible acquisitions of companies that would diversify and broaden the Company’s service offerings and product base. This new financing consisted of the sale and issuance of the Initial Agile Debenture in the principal amount of $300,000 and the commitment for the sale and purchase of the Additional Agile Debenture also in the principal amount of $300,000. Interest is accruing at 30% per annum, with interest payable monthly at a rate of 15% per annum. The balance of accrued, but unpaid interest will be repaid when the Initial Agile Debenture is retired in November 2009. Any new financing is not expected to result in debt related costs as significant as the levels incurred in 2007. Accordingly, while new financing costs are expected to be a factor in future periods, they are not anticipated to be as significant a factor as in 2007. There can be no assurance that the Company will be able to obtain any new financing, or if such financing is obtained, it will be on terms advantageous to the Company, nor that the Company will acquire any other business entity, or, if acquisitions are made, that any acquisition will result in increased revenues or profits to the Company.

The Company’s 2008 second fiscal quarter net loss decreased by $118,190, or 33.6%, to $233,206 in the 2008 quarter from $351,396 in the 2007 quarter. For the year-to-date periods, the net loss decreased by $119,184, or 16.1%, to $620,531 in 2008 from $739,715 in 2007. As a percentage of revenues, the net loss decreased by 25.0 percentage points to 48.7% from 73.7% for the quarter and by 22.6 percentage points to 65.6% from 88.2% for the year-to-date period. This occurred despite the fact that the Company incurred approximately $221,000 of non-recurring selling, general, and administrative expenses during the 2008 period.

Dividends of $37,500 and $75,000 were paid on the Series B Preferred Stock during the quarter and year-to-date periods, respectively, and are taken into account when computing loss per common share. As a percentage of revenues, preferred dividends were 7.8% for 2008 quarter and 7.9% for six months ending June 30, 2008.

For the three and the six-month periods ended June 30, 2008 and 2007, the Company’s annual effective tax rate was estimated to be 0%. Accordingly no tax benefit was recognized in either of such periods. Future taxable losses, as well as those incurred from February 10, 2006 (the date on which the Company was no longer subject to Sub-part S of the Internal Revenue Code) to June 30, 2008, will be available to offset subsequent future taxable income, if any.

Liquidity and Capital Resources

Cash used in operating activities of $609,632 and $75,326 for the 2008 and 2007 six-month periods, respectively, was comprised of the net loss, reduced by non-cash items of $248,356 and $514,713, plus or minus the effect of changes in assets and liabilities. The net loss as adjusted for non-cash items was $372,175 for the six months ended June 30, 2008, compared to $225,002 for the same period last year. This increase of $147,173 was due to a lower amount of interest and penalties that were effectively financed of $224,899, a decrease in loan cost amortization of $182,137, the 2008 gain on debt extinguishment of $8,525 and a decrease in depreciation and amortization charges of $12,796. These decreases were offset by a lower net loss of $119,184 and the issuance of non-qualified stock options valued at $162,000. The changes in assets and liabilities increased the Company’s net cash used in operating activities by $237,457 for the six months ended June 30, 2008 and decreased the Company’s net cash used in operations by $149,676 for the six months ended June 30, 2007.

Cash used in investing activities was $10,173 for the six months ended June 30, 2008 and $6,790 in the six months ended June 30, 2007, an increase of $3,383, principally due to the refunding of deposits on capitalized leases utilized to finance equipment purchases that matured in the first half of 2007 and were not a factor during the 2008 comparable period. In addition, expenditures for computer equipment were higher in the 2007 six month period than in the 2008 six month period.

Cash provided by financing activities was $89,986 in the 2008 fiscal first half and was $53,047 in the 2007 fiscal first half, resulting in an increase of $36,939. The Company sold and issued the Initial Agile Debenture in the principal amount of on May 6, 2008. Interest is accruing at a 30% rate although the monthly interest payments will be based upon a 15% interest rate. Cash provided by investing activities during the 2008 fiscal first half was decreased by the following: (i) dividends of $75,000 paid on the Company’s Series B Preferred Stock, (ii) debt repayments totaling $72,514, and (iii) deferred loan and registration costs of $62,500 paid on the Initial Agile Debenture. Cash provided by financing activities during the 2007 fiscal first half was generated from the issuance of a $150,000 secured debenture and proceeds of $57,500 from related party loans. The $150,000 debenture was fully repaid in December 2007. Cash provided by investing activities during the 2007 fiscal first half decreased by $154,453 due to the following: (i) deferred registration and loan costs of $72,867, and (ii) debt repayments totaling $81,586.

The net decrease in cash was $529,819 and $29,069 for the periods ended June 30, 2008 and 2007, respectively.

The Company’s working capital was $122,946 as of June 30, 2008 compared to working capital of $351,955 as of December 31, 2007, respectively. Current assets decreased by $399,875 or 34.7% to $751,577, due to a decrease in cash of $529,819, partially offset by increases in accounts receivable of $94,394, and prepaid expenses of $35,550. Current liabilities decreased by $170,866 or 21.4%, due to decreases in accounts payable and accrued expenses of $120,631, payment of accrued officer’s salary totaling $60,000 and a decrease in current maturities of long-term debt of $11,605. These decreases were partially offset by an increase short-term and demand notes payable of $21,370.

The Company’s two executive officers’ agreed to reduce each of their current annual salaries from $240,000 to $120,000 for the twelve month period that expired on July 1, 2008. These two officers exchanged $370,000 of previously accrued deferred compensation for Series C Preferred Stock in December 2007. As of June 30, 2008, officer’s accrued compensation not exchanged for preferred stock has been fully repaid.

The Company’s primary need for cash during the next twelve months is to satisfy trade payables, current operating costs, interest due on the Initial Agile Debenture and dividends due on the Series B Preferred Stock. Current cash flow requirements are expected to be approximately $267,000 per month, including payroll, rent, utilities, insurance, professional fees, interest and dividends as well as the addition of a sales executive. The Company receives approximately $160,000 a month in revenues from its current customer base. Until cash-flow neutral operations are attained, of which there can be no assurance, additional capital will be required to finance current operations as well as any growth. The balance of the net proceeds from the 2007 Series A Preferred Stock, the Initial Agile Debenture and the Additional Agile Debenture, if sold and issued, will be used to fund the Company’s operating shortfalls over the next two fiscal quarters.

The Company’s continued losses raise substantial doubt about its ability to continue as a going concern. Operating losses have resulted from a shortfall of sales revenues to cover the Company’s operating and marketing expenditures during the implementation of the Company’s operating plan, which targets significant sales growth and is long-range in nature. The Company’s ability to operate as a going concern is dependent upon its ability to increase revenues, control costs and operate profitably. The Company (i) has employed sales executives to increase the marketing and sale of the Company’s services; and (ii) has retained an investment banker to explore acquisition opportunities that may diversify the Company’s existing range of products and services, as well as to assist the Company in obtaining additional financing as required. There is no assurance that the Company will be successful in attaining these objectives or that attaining such objectives will result in operating profits, positive cash flows or an overall improvement in the Company’s financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable to smaller reporting companies.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934), as of June 30, 2008. Based on their review and evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. However, in evaluating the Company’s disclosure and procedures, the Company’s chief executive officer and chief financial officer recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and such officers necessarily were required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that will affect, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

On May 6, 2008, the Company sold to Agile Opportunity Fund, LLC (“Agile”) the Initial Agile Debenture in the original principal amount of $300,000 that matures on November 6, 2009. The purchase price of the Initial Agile Debenture was $300,000. The Initial Agile Debenture bears interest at the rate of 15% per annum, payable monthly, although the Initial Agile Debenture provides that, in addition to interest, Agile is entitled to an additional payment, at maturity or whenever principal is paid, such that Agile’s annualized return on the amount of principal paid equals 30%. The principal and all accrued and unpaid interest under the Initial Agile Debenture are, at the option of Agile, convertible into shares of Common Stock at a conversion price of $0.05 per share (subject to an anti-dilution adjustment). The Company believes the grant of each such options was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that that the grant was a transaction not involving any public offering.

In conjunction with the sale and issuance of Initial Agile Debenture, the Company issued to Agile 3 million shares of Common Stock. The Company valued such shares at $66,000 based on the Common Stock’s closing price on May 6, 2008, the business day immediately preceding the date on which the Company became obligated to issue such shares. The Company believes the issuance of the shares was exempt from the registration requirements of the Securities Act by the reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance did not involve any public offering.

The Company’s investment banking firm received five-year warrants to purchase 900,000 shares of Common Stock at $0.05 per share. These warrants were used in connection with the sale and issuance of the Initial Agile Debenture. The warrants were valued at $180. The Company believes the issuance of the warrants was exempt from the registration requirements of the Securities Act by the reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance did not involve any public offering.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1
Securities Purchase Agreement, dated as of May 6, 2008, between Compliance Systems Corporation and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the Commission on May 12, 2008.]

10.2
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

10.4
Limited Non-Recourse Guaranty Agreement, dated as May 6, 2008, between Dean Garfinkel and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Date of Report:
May 6, 2008), filed with the Commission on May 12, 2008.]

10.5
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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Executive Officer.

SIGNATURES

Pursuant to the Requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2008	Compliance Systems Corporation

	By:	/s/ Dean Garfinkel
Dean Garfinkel
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Barry M. Brookstein
Barry M. Brookstein
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)