Form 10-Q
period 2008-09-30
COMPLIANCE SYSTEMS CORP
filed 2008-11-12
CIK 1206133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 10, 2008, 140,119,995 shares of common stock of the issuer were outstanding.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

INDEX

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3

Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2008 and 2007 (Unaudited)	5

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements	12

Critical Accounting Policies	12

Results of Operations	14

Liquidity and Capital Resources	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

Item 4T. Controls and Procedures	18

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	19

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders 19

Item 5. Other Information	19

Item 6. Exhibits	20

Signatures	21

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS:
Current Assets:
Cash	$382,989	$921,082
Accounts receivable, net	212,219	93,399
Prepaid expenses and other current assets	124,209	136,971
Total Current Assets	719,417	1,151,452

Property, equipment and capitalized software costs, net	106,107	150,635

Deferred loan costs, net	86,070	-
Patents, net	20,660	21,785
Security deposits	18,100	18,100

Total Assets	$950,354	$1,341,972

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY):
Current Liabilities:
Short-term and demand notes payable	$321,684	$310,909
Accounts payable and accrued expenses	249,737	341,687
Accrued officer’s salaries	-	60,000
Current maturities of long-term debt	54,172	86,901
Total Current Liabilities	625,593	799,497

Secured convertible debenture and accrued interest thereon	547,292	-
Long-term debt, less current maturities	-	50,000
Deferred service revenue and other deferred credits	65,503	57,917

Total Liabilities	1,238,388	907,414

Commitments and Contingencies – See Notes

Stockholders’ Equity (Deficiency):
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, issued and outstanding	2,500	2,500
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,853,569 and 1,885,709 shares issued and outstanding, respectively	1,854	1,886
Common stock, $.001 par value; 2,000,000,000 shares authorized, 140,119,995 and 128,149,238 shares issued and outstanding, respectively	140,120	128,149
Additional paid-in capital	5,770,641	5,588,900
Accumulated deficit	(6,204,399)	(5,288,127)
Total Stockholders’ Equity (Deficiency)	(288,034)	434,558

Total Liabilities and Stockholders’ Equity (Deficiency)	$950,354	$1,341,972
See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007

Revenues	$480,642	$509,190	$1,426,270	$1,348,273
Cost of revenues	232,760	248,611	709,820	667,368

Gross margin	247,882	260,579	716,450	680,905

Operating expenses:
Selling, general and administrative expenses	473,638	267,501	1,517,559	911,905
Interest expense	43,467	134,506	84,661	392,430
Loan cost amortization and related financing expense	26,518	36,280	39,027	293,993

Total operating expenses	543,623	438,287	1,641,247	1,598,328

Operating loss	(295,741)	(177,708)	(924,797)	(917,423)

Gain on extinguishment of debt	-	-	8,525	-

Net loss	$(295,741)	$(177,708)	$(916,272)	$(917,423)

Preferred dividends	37,500	-	112,500	-

Net loss attributable to common stockholders	$(333,241)	$(177,708)	$(1,028,772)	$(917,423)

Basic and diluted per share data:

Loss per share	$(.00)	$(.00)	$(.01)	$(.02)

Weighted average shares outstanding	135,606,299	65,710,847	133,202,487	55,391,183

See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine-Month Periods Ended September 30, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(916,272)	$(917,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on extinguishment of debt	(8,525)	—
Depreciation of property and equipment	79,888	97,350
Amortization of deferred charges and intangibles	117,844	250,513
Stock based compensation	162,000	—
Interest/penalty financed, accrued and not paid, imputed or paid in kind on related party and other debt obligations	21,875	330,790
Changes in assets and liabilities:
Accounts receivable	(118,820)	(52,786)
Prepaid expenses and other current assets	17,349	17,744
Accounts payable and accrued expenses	(83,425)	38,576
Accrued officers’ compensation	(60,000)	150,000
Deferred credits	7,586	(7,250)
Total adjustments	135,772	824,937
Net cash used in operating activities	(780,500)	(92,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, equipment and capitalized software	(35,360)	(23,007)
Other	—	5,948
Net cash used in investing activities	(35,360)	(17,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred registration and loan costs	(105,500)	(84,359)
Short-term and demand loan proceeds, net of repayments	(21,504)	(34,289)
Proceeds from issuance of long-term debt	—	150,000
Proceeds from issuance of secured convertible debentures	600,000	600,000
Proceeds from related parties loans	—	57,500
Series B preferred stock dividends	(112,500)	—
Repayments of long-term debt	(82,729)	(92,664)
Net cash provided by financing activities	277,767	596,188

NET INCREASE (DECREASE) IN CASH	(538,093)	486,643
CASH – beginning of period	921,082	46,697
CASH – end of period	$382,989	$533,340

SUPPLEMENTAL INFORMATION:
Interest paid	$64,688	$106,285

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued to investment banking firm for services	$50,000	$—
Value of common stock issued to secured convertible debenture purchaser	$94,000	$—
Stockholder collateral pledge value	$—	$1,637
Insurance premiums financed	$32,279	$42,884
Conversion of secured convertible debenture to equity	$—	$216,600
Additional paid-in capital applied to deferred cost amortization	$—	$160,436
Conversion of Series C preferred stock to common stock	$32,140	$—
See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

1. Basis of Presentation:

The accompanying unaudited interim condensed consolidated financial statements of Compliance Systems Corporation and Subsidiaries (the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. The accompanying unaudited interim condensed consolidated financial statements should be read with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

2. Liquidity and Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations in its last five fiscal years as follows: 2007: $1,190,153; 2006: $1,242,531; 2005: $1,241,945; 2004: $1,293,769; and 2003: $1,880,508. The Company incurred a net loss of $916,272 for the nine months ended September 30, 2008. The Company had a stockholders’ deficiency of $288,034 and working capital of $93,824 at September 30, 2008 and stockholders’ equity of $434,558 and working capital of $351,955 at December 31, 2007. In December 2007, the Company received gross cash proceeds of $2,500,000 from the sale of 2,500,000 shares of its new Series A Preferred Stock. A portion of such proceeds was used to repay certain then outstanding secured convertible debentures. Also in December 2007, the Company exchanged other outstanding debt, primarily to related parties, for new Series B and C Preferred Stock. Between May and September 2008, the Company also sold secured convertible debentures in the aggregate principal amount of $600,000 and shares of common stock, par value $0.001 per share (the “Common Stock”), of the Company for total gross proceeds of $600,000. Despite these positive effects on the Company’s current financial position, continuous net losses incurred over the last five fiscal years raise substantial doubt about the Company’s ability to continue as a going concern. Such continuation is dependent upon the Company’s ability to increase revenues, control costs and operate profitably. To this end, the Company has (a) employed a sales executive to market the Company’s services and (b) retained an investment banking firm to explore acquisition opportunities that may diversify the Company’s existing range of services, as well as to assist the Company in obtaining additional financing as required. There is no assurance that the Company will be successful in attaining these objectives or that attaining such objectives will result in operating profits, positive cash flows or an overall improvement in the Company’s financial position in future periods. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the nine months ended September 30, 2008 and 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its current position.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

Income tax benefits resulting from net losses incurred for the nine months ended September 30, 2008 and 2007 were not recognized as the Company’s annual effective tax rate was estimated to be 0%.

B. Share Based Payment Arrangements -

The Company accounts for share based payment arrangements in accordance with the provision of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123R”). SFAS 123R addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as well as share grants and other awards issued to employees and non-employees under free-standing arrangements. Under SFAS 123R, these awards result in recording a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations. On March 17, 2008, the Company issued a total of 1 million shares (the “Cresta Retention Shares”) of Common Stock to an investment banking firm in connection with the Company’s retention of such firm. An additional 3 million shares were issued to Agile Opportunity Fund, LLC (“Agile”) on May 6, 2008 in connection Agile’s purchase on such date of a Company secured convertible debenture in the principal amount of $300,000 (the “Initial Agile Debenture”). The Company issued an additional 2 million shares of Common Stock to Agile on September 2, 2008 in connection with Agile’s purchase on such date of an additional Company secured convertible debenture in the principal amount of $300,000 (the “Additional Agile Debenture” and, collectively with the Initial Agile Debenture, the “Agile Debentures”). The Company also issued certain common stock purchase options to its executive officers and two other employees on January 4, 2008 under free-standing grants.

C. Deferred Loan Costs -

Loan costs of $62,680 were incurred in connection with the issuance of the Initial Agile Debenture on May 6, 2008. These deferred loan costs are being amortized to loan cost amortization over the eighteen month term of the Initial Agile Debenture. Additional loan costs of $43,000 were incurred with the sale and issuance of the Additional Agile Debenture on September 2, 2008. These additional deferred loan costs are being amortized over fourteen months, the remaining term of the Agile Debentures. As the Agile Debentures are converted into Common Stock, if ever, the proportionate amounts of unamortized loan costs related to the converted amounts of the Agile Debentures will be expensed. Loan cost amortization charged to expense was $13,517 and $19,610 for the quarter and nine months ended September 30, 2008, respectively, and the unamortized balance of these costs at such date was $86,070. The scheduled amortization of these costs for the next four fiscal quarters is expected to be $19,659 per quarter through the quarter ending September 30, 2009 and $7,434 for the fourth quarter of 2009.

4. Related Party Transactions:

A. Other Debt Obligations -

During the three and nine months ended September 30, 2008, the Company paid a total of $15,000 and $50,000, respectively, to a stockholder/officer in partial payment of certain obligations due such stockholder/officer, reducing the balance of those obligations to approximately $2,000. In addition, during the nine months ended September 30, 2008, this officer’s wholly-owned company was fully repaid $7,875 of debt owed it by the Company.

B. Deferred Officers’ Compensation -

During the nine months ended September 30, 2008, a stockholder/officer of the Company received $60,000 in previously deferred compensation from the Company. No deferred officers’ compensation was outstanding as of September 30, 2008.

C. Preferred Stock Dividends -

During the three and nine months ended September 30, 2008, the Company paid dividends of $37,500 and $112,500, respectively, on its outstanding Series B preferred stock. This series of preferred stock was issued to a stockholder/officer and his wholly-owned subsidiary in December 2007 in exchange for $1,250,000 of then outstanding debt.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

5. Major Distributor:

At September 30, 2008, one distributor comprised approximately 95.1% of the Company’s trade receivables. This distributor comprised 87.6% and 84.6% of the Company’s revenues for the nine-month periods ended September 30, 2008 and 2007, respectively.

6. Agile Debentures:

On May 6, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Agile. The Purchase Agreement contemplated the Company’s sale to Agile of the Initial Agile Debenture in the original principal amount of $300,000 and having a maturity date of November 6, 2009, and the Additional Agile Debenture in the same original principal amount and having the same maturity date as the Initial Agile Debenture. The purchase price of each of the Agile Debentures was $300,000. The Purchase Agreement further provided that, for no further consideration, the Company issue to Agile 3 million shares (each, an “Initial Equity Incentive Share”) of Common Stock in connection with the sale and issuance of the Initial Agile Debenture and an additional 2 million shares (each, an “Additional Equity Incentive Share” and, collectively with the Initial Equity Incentive Shares, the “Agile Equity Incentive Shares”) of Common Stock in connection with the sale and issuance of the Additional Agile Debenture, if and when sold.

The Agile Debentures bear interest at the rate of 15% per annum, payable monthly, although the Agile Debentures further provides that, in addition to interest, Agile is entitled to an additional payment, at maturity or whenever principal is paid, such that Agile’s annualized return on the amount of principal paid equals 30%. The principal and all accrued and unpaid interest under the Agile Debentures are, at the option of Agile, convertible into shares of Common Stock at a conversion price of $0.05 per share (subject to an anti-dilution adjustment).

The Purchase Agreement also provided that the Company’s obligations under the Agile Debentures are, with a limited exception, to be secured by a first priority security interest in all of its assets and that the Company’s two executive officers and sole members of the Company’s board of directors, Dean Garfinkel and Barry Brookstein, as well as an entity wholly-owned by Mr. Brookstein, provide limited non-recourse guarantees and pledges of all of their shares of serial preferred stock as further security for the full satisfaction of all of the Company’s obligations under the Agile Debentures.

The Company sold and issued the Initial Agile Debenture and issued the 3 million Initial Equity Incentive Shares to Agile contemporaneous with the entering into the Purchase Agreement on May 6, 2008 and received gross proceeds from such sale of $300,000. The Initial Equity Incentive Shares were valued at $66,000. The cost of these shares was recorded as a discount on the Initial Agile Debenture and is being amortized over the Initial Agile Debenture’s eighteen month term.

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

The Company sold and issued the Additional Agile Debenture and issued the 2 million Additional Equity Incentive Shares to Agile on September 2, 2008 and received gross proceeds from such sale of $300,000. The Initial Equity Incentive Shares were valued at $28,000. The cost of these shares was recorded as a discount on the Additional Agile Debenture and is being amortized over the Additional Agile Debenture’s fifteen month term.

In connection with its sale and issuance of the Agile Debentures, the Company issued to its investment banker, Cresta Capital Strategies, LLC (“Cresta”), five-year warrants (the “Cresta Warrants”) to purchase a total of 1.7 million shares (the “Cresta Warrant Shares”) of Common Stock at a purchase price of $0.05 per share.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

7. Common Stock Transactions:

A. Issuance of Non-Plan Common Stock Purchase Options -

On January 4, 2008, the Company’s board of directors granted a total of 45 million free-standing common stock purchase option awards, 30 million of which were granted to its two executive officers and 15 million to two other employees. The options are exercisable at any time for a period of five years at a price of $0.026 per share, the per share closing market price of the Common Stock on the date of grant. The options are subject to earlier expiration as follows: (a) on the date of termination of employment for cause; or (b) one year after termination of employment: (i) voluntarily by the employee, (ii) by the Company, but without cause, or (iii) by reason of the optionee’s death or permanent and total disability. The Company recorded a charge to operations of $162,000 in connection with the grant of these option awards. The options were valued using a Black-Scholes option pricing model with the following additional inputs: Expected term: 2.5 years; risk-free interest rate: 2.885%; and volatility: 16.92%. The volatility rate used was based upon an average volatility rate for two similar companies. The Company did not use the volatility rate for the Common Stock as the Common Stock has not been trading for the sufficient length of time to accurately compute its volatility.

B. Cashless Exercise of Common Stock Purchase Warrants -

On January 29, 2008, the former holders of convertible debentures sold and issued by the Company in March 2006 and March 2007 exercised the 3 million common stock purchase warrants they had received in September 2007, electing the cashless exercise option under such warrant. The Company issued a total of 2,756,757 unregistered shares of Common Stock to the warrant holders, which issuance fully satisfied all of the Company’s obligations under the warrants.

C. Retention of Investment Banker -

On March 17, 2008, the Company retained the services of Cresta Capital Strategies, LLC, an investment banking firm, to assist it in: (a) identifying and making acquisitions of companies that would provide synergies to the Company’s business and/or (b) raising debt or equity capital in connection with such acquisitions and for other corporate purposes. The agreement with Cresta had an initial term of six months, renewable for an unlimited number of additional ninety-day periods and provides for fees for specified (i) equity and/or debt financing transactions and/or (ii) mergers, acquisitions or other business combination type events. The fees vary depending upon the initial source of such transactions, whether such source is the investment banker or otherwise and upon other conditions. Such fees range up to approximately 10% of a transaction’s defined proceeds and also provide for the issuance of warrants to purchase shares of Common Stock equal to 10% of the number of shares issued or issuable in certain transactions as well. The agreement further provides that such fees may be payable for transactions consummated in periods up to three years after the termination of the agreement. The agreement required the immediate issuance of 1 million shares of Common Stock to Cresta, the Cresta Retention Shares, as well as monthly cash payments of $10,000 for the first six months of the agreement’s term. Such monthly cash payments shall be applied against any other fees earned by Cresta, if any, under the agreement. The value of the Cresta Retention Shares of $50,000 was based upon the Common Stock’s closing price of $0.05 per share on March 14, 2008, the business day prior to signing the agreement with Cresta. This amount was amortized over the agreement’s initial six-month period.

D. Agreement Canceling Redemption Provision of Series C Preferred Stock -

The designations for both the Series B and the Series C preferred stock contained a redemption provision. However, the Company had only intended to include a redemption right with respect to Series B. On January 4, 2008, the Company notified all holders of Series C preferred stock that the Company was irrevocably canceling the redemption provision for such series.

E. Series B Preferred Stock Dividends -

The Series B preferred stock accrues dividends at twelve percent, payable monthly on the last day of each calendar month commencing January 31, 2008. Such dividends are deemed to be declared and payable without additional specific action or authorization by the board of directors as long as any Series B Preferred Stock remains outstanding. The Company paid $112,500 in dividends to the Series B stockholders during the first nine months of 2008.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements - (Unaudited)

F. Shares/Warrants Issued in Connection with the Sale and Issuance of the Initial Agile Debenture -

In connection with the sale and issuance of the Initial Agile Debenture, and for no further consideration, the Company issued to Agile 3 million shares of Common Stock, the Initial Equity Incentive Shares. The Initial Equity Incentive Shares were valued at $66,000; such valuation being based on the closing price of Common Stock of $0.022 per share on May 5, 2008, the business day prior to the sale and issuance of the Initial Agile Debenture. The cost of the Initial Equity Incentive Shares was recorded as a discount on the Initial Agile Debenture and is being amortized over the eighteen month term of the Initial Agile Debenture.

The Company issued to its investment banker, Cresta Capital Strategies, LLC, five-year warrants to purchase 900,000 Cresta Warrant Shares at a purchase price of $0.05 per share in connection with the Company’s sale and issuance of the Initial Agile Debenture and the issuance of the 3 million Initial Equity Incentive Shares to Agile. These Cresta Warrants were valued at $180 using a Black-Scholes option pricing model with the following additional inputs: expected term: 5 years; risk-free interest rate: 3.07%; and volatility 17.62%. The volatility rate used was based upon an average volatility rate for two similar companies. The Company did not use the volatility rate for the Common Stock as the Common Stock has not been trading for a sufficient length of time to accurately compute its volatility. The cost of these Cresta Warrants is included in deferred loans costs and is being amortized over the Initial Agile Debenture’s eighteen month term.

G. Shares/Warrants Issued in Connection with the Sale and Issuance of the Additional Agile Debenture -

The Company issued to Agile 2 million shares of Common Stock, the Additional Equity Incentive Shares, in connection with the sale and issuance of the Additional Agile Debenture, and for no further consideration. These Additional Equity Incentive Shares were valued at $28,000; such valuation being based on the closing price of Common Stock of $0.014 per share on August 29, 2008, the business day prior to the sale and issuance of the Additional Agile Debenture. The cost of the Additional Equity Incentive Shares was recorded as a discount on the Additional Agile Debenture and is being amortized over the fourteen month term of the Additional Agile Debenture.

In connection with its sale and issuance of the Additional Agile Debenture and the issuance of the 2 million Additional Equity Incentive Shares to Agile, the Company issued to Cresta five-year warrants to purchase 800,000 Cresta Warrant Shares at a purchase price of $0.05 per share. These Cresta Warrants were deemed to have minimal value using a Black-Scholes option pricing model with the following additional inputs: expected term: 5 years; risk-free interest rate: 3.06%; and volatility 17.34%. The volatility rate used was based upon an average volatility rate for two similar companies. The Company did not use the volatility rate for the Common Stock as the Common Stock has not been trading for a sufficient length of time to accurately compute its volatility.

H. Conversion of Preferred Stock to Common Stock -

During the third quarter 2008, 32,140 shares of Series C preferred stock were converted into 3,214,000 shares of Common Stock. There were remaining 1,853,569 shares of Series C preferred stock issued and outstanding as of September 30, 2008.

8. Recent Accounting Pronouncements:

In December 2007, FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling minority interest as equity in the consolidated financial statements and separate from the parent's equity. The net income amount attributable to the non-controlling interest is included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and for interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have a material effect on its financial statements.

In December 2007, FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including: (i) acquisition costs will be generally expensed as incurred; (ii) non-controlling interests (formerly known as "minority interests") will be valued at fair value at the acquisition date; (iii) acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount determined under existing guidance for non-acquired contingencies; (iv) in process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (v) restructuring costs associated with a business combination generally will be expensed subsequent to the acquisition date; and (vi) charges in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations occurring in fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 141R to have a material effect on its financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of this pronouncement did not have any material effect on the Company’s consolidated financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon their respective adoptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performances, or achievements expressed or implied by such forward-looking statements. Readers are cautioned to review carefully all discussions containing forward-looking statements due to the risks and uncertainties which can materially affect the Company's business, operations, financial condition and future prospects. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “seek,” “intend,” “expect,” “anticipate,” “assume,” "hope," “plan,” “believe,” “estimate,” “predict,” “approximate,” “potential,” “continue,” or the negative of such terms. Statements including these words and variations of such words, and other similar expressions, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable based upon its knowledge of its business and industry, the Company cannot predict or guarantee its future results, levels of activity, performances, or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates also can affect supplemental information contained in the Company’s external disclosures including information regarding contingencies, risks and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. The Company bases its estimates on historical experience and on various assumptions that the Company believes are reasonable under the circumstances. Actual results may differ materially from those estimates under different assumptions or conditions.

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

The carriers bill their customers for TeleBlock and assume all credit risk with regard to their customers. The Company has no credit risk with respect to the end-users. As compensation for the distributor’s services, the Company pays the distributor contractually determined amounts on a per query basis. The distributor submits monthly remittances together with the related monthly activity reports. The Company has a contractual right to audit such reports. Revenue is accrued based upon the remittances and reports submitted. Any adjustments to revenue resulting from these audits are recorded when earned, if significant. Historically, these adjustments have not been significant. In the event that such adjustments are material, the Company would be required to revise previously reported results.

Impairment of Long-Lived Assets

Long-lived assets, including property, equipment, capitalized software and patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets used in operations, an impairment loss only is recorded if it is believed that the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted cash flows, including estimated net proceeds if the Company were to sell the long-lived asset. When applicable, the Company measures the impairment loss based on the difference between the carrying amount and estimated fair value.

In light of its history of operating losses, the Company periodically reviews its long-lived assets under the methodology described above. For the periods presented in the accompanying interim financial statements, the Company has not been required by GAAP to record any impairment losses. Should applicable external factors, such as competition, governmental regulations or other market conditions, change in such a way as to be materially adverse to the Company’s business, impairment losses would be recorded in the applicable periods.

Results of Operations for the Periods Ended September 30, 2008 Compared to the Periods Ended September 30, 2007

The table below presents the Company’s consolidated results of operations for the applicable periods as a percentage of revenues:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	48.4	48.8	49.8	49.5
Gross margin	51.6	51.2	50.2	50.5
Operating expenses:
Selling, general and administrative expenses	98.6	52.5	106.4	67.6
Interest expense	9.0	26.5	5.9	29.1
Loan cost amortization and related financing expense	5.5	7.1	_2.7	21.8
Total operating expenses	113.1	86.1	115.0	118.5
Operating loss	(61.5)	(34.9)	(64.8)	(68.0)
Gain on extinguishment of debt	-	-	0.6	-
Net loss	(61.5)	(34.9)	(64.2)	(68.0)
Preferred dividends	(7.8)	-	(7.9)	-
Net loss attributable to common shareholders	(69.3)%	(34.9)%	(72.1)%	(68.0)%

Revenues for the three months ended September 30, 2008 were $480,642 compared to revenues of $509,190 for the corresponding period in 2007. This decrease of $28,548, or 5.6%, was mainly attributable to lower revenues from the Company’s principal product, TeleBlock. Revenues generated by its key distributor, VeriSign, comprised 88.6% and 87.6% of the Company’s total revenues for the three months ended September 30, 2008 and 2007, respectively. Call counts for the Company’s TeleBlock service decreased by approximately 3% or 4.9 million call counts. Certain industries within the Company’s current customer base have contracted due to the current economic environment. This contraction has negatively impacted TeleBlock revenues. In addition, the Company’s average rate per call decreased due to an increase in TeleBlock usage by its VIP rate high volume customers. The VIP rate is lower than the Company’s standard rate. As a result, TeleBlock revenues decreased by $20,742, or 4.9%, for the third quarter of 2008. Lower commissions and decreased revenues from the Company’s VoIP services and in other ancillary fees decreased the Company’s revenues by an aggregate of $9,341. Marginal increases in revenues from Enhanced Caller ID and the Company’s online regulatory guides offset these decreases by $1,535.

For the nine months ended September, 2008, revenues were $1,426,270 compared to revenues of $1,348,273 for the corresponding period in 2007, an increase of $77,997 or 5.8%. This increase was principally due to a revenue increase of $75,472 from VeriSign due to a gain of 42.0 million call counts, or 10.5%, for the Company’s TeleBlock service between the comparable periods, a lower average per call rate, as well as an increase of $32,581 in revenue from Enhanced Call ID, and an increase in revenue of $7,493 for its VoIP service. Revenues from VeriSign comprised 87.6% and 84.6% of the Company’s nine month revenues for 2008 and 2007, respectively. Decreases in revenues from fewer online registration guide subscriptions, decreases in database management fees from its TeleBlock subscribers, lower commissions and other incidental revenue decreases offset the increases by an aggregate of $37,549.

Cost of revenues for the three months ended September 30, 2008 totaled $232,760, a decrease of $15,851, or 6.4%, compared to $248,611 for the 2007 quarter. In dollar terms, fees payable to the Company’s principal distributor, VeriSign, decreased by $4,915 as a result of the above-mentioned call count decrease to the Company’s database on VeriSign’s platform. In addition, other costs of revenues, including decreased software amortization expense and costs related to decreased revenues from the Company’s VoIP services, decreased by approximately $14,000. Costs related to revenue increases from the Company’s online regulatory guide increased by $3,175.

For the nine months ended September 30, 2008, cost of revenues totaled $709,820, an increase of $42,452, or 6.4%, when compared to cost of revenues of $667,368 for the same period last year. Fees payable to our principal distributor, VeriSign, increased by $41,984 as a result of the additional calls hosted on their database. Production and back-up site hosting fees also increased by $9,050. Other costs of revenues decreases, including costs associated with lower revenue from the Company’s online registration guide and decreased software amortization expense, offset the above increases by an aggregate of $8,582.

As a percentage of revenues, cost of revenues for the current quarter decreased to 48.4% from 48.8% and increased to 49.8% from 49.5% for the year-to-date period when compared to those same periods last year. These increases reflect the current cost structure of the Company’s TeleBlock business which accounts for the majority of the Company’s revenues as well as the effects of decreases in revenues from other sources that have a much lower cost of revenues than the TeleBlock business with distributor fees payable to VeriSign. As a percentage of revenues, costs of revenues related to VeriSign-sourced revenues was 51.9% in 2008 and 51.3% in 2007 for the quarterly periods and 52.2% in 2008 and 52.9% in 2007 for the year-to-date periods.

Selling, general, and administrative expenses increased by $206,137 or 77.1%, to $473,638 for the three months ended September 30, 2008 compared to $267,501 for the same period last year. This increase was attributable to the following: increases in salaries and benefits of $110,454 due to wage and salary increases given to key personnel and the expiration on June 30, 2008 of the one year salary reduction by the Company’s two executive officers; the addition of three employees – one each in sales, accounting and operations; investor relations fees of $29,718, investment banking fees of $30,834 and marketing consultant fees of $10,000 incurred in the 2008 quarter that were not factors in the 2007 quarter as the Company did not retain such services until subsequent periods; an increase in employee travel and related expenses of $10,694 that was related to the Company’s presence at various industry-related events as well as travel expenses incurred by the Company’s new vice president of sales; and an increase in legal fees of $7,437. Other selling, general and administrative expenses increased by a net aggregate amount of $7,000.

For the nine months ended September 30, 2008, selling, general, and administrative expenses totaled $1,517,559 and were $605,654, or 66.4%, higher than selling, general, and administrative expenses of $911,905 for the same period last year. This increase was driven by similar factors that contributed to the 2008 third quarter expenses except as otherwise noted below. Professional fees increased by $97,095, principally due to increased legal, accounting and auditing expenses associated with public reporting requirements, including compliance with SOX financial controls and disclosure obligations. There was an increase in salaries and benefits of $239,276, attributable to the grant of options to purchase 45 million shares of Company Common Stock to the Company’s two executive officers and two other employees that were valued at $162,000, as well as an increase in salaries of $137,276 to key personnel and the addition of the three new employees. The increases in salaries and benefits were partially offset by a $60,000 reduction in salaries to the Company’s two executive officers during the first half 2008; they voluntarily reduced their salaries by one-half for a one-year period ended June 30, 2008. Increased stock transfer fees of $19,874 were principally the result of set-up fees incurred in connection with the retention of a new stock transfer agent. In addition to the above increases, the Company incurred investor relations fees of $87,003 and investment banking fees of $71,500. There also were increases in advertising expenses of $28,009, employee travel and related expenses of $30,662, net rent expense of $20,904 mainly due to lower sublease income and an aggregate net increase in other expenses of $11,331.

As a percentage of revenues, selling, general, and administrative expenses for the quarter were 98.6% in 2008 and 52.5% in 2007, reflecting an increase in expenses that is greater than the increase in revenues. By comparison, the gross margins for the third quarter were 51.6% in 2008 and 51.2% in 2007. For the nine month periods, the expense categories were 106.4% in 2008 and 67.6% in 2007, compared to the respective gross margins of 50.2% and 50.5%. The increases in these percentages are due to expenses that have been and continue to be incurred in connection with increased staffing requirements including the development of an effective sales force, as well as complying with public reporting and SOX financial control requirements. In addition, a significant portion of the increase in selling, general, and administrative expenses during the first nine months of 2008 can be attributed to certain expenses that were incurred in the quarter ended March 31, 2008 and are not expected to recur during 2008, including: (i) the non-cash expense of $162,000 incurred in connection with the grant of options in January 2008 and (ii) consulting fees of $59,278 that were expensed during the first quarter 2008 primarily relating to compliance with federally mandated financial controls and procedure requirements.

Quarterly interest expense decreased by $91,039, or 67.7%, to $43,467 for the 2008 third fiscal quarter from $134,506 in the 2007 third fiscal quarter. Interest charges significantly decreased due to the December 2007 exchange of $3,135,709 of debt for equity and the repayment of the convertible debentures that were originally issued in March 2006 and March 2007. In addition, a $100,000 line of credit was repaid in December 2007. Finally, interest charges related to the Company’s capitalized leases and the financed purchase of treasury stock declined as well. These decreases in interest expense were partially offset by $30,000 of interest accrued on the Agile Debentures that were sold and issued in May and September 2008. Interest expense decreased by $307,769, or 78.4%, to $84,661 for the 2008 nine month period compared to $392,430 for the same nine month period of 2007. The components of the change in this nine-month category closely paralleled the changes in the quarterly period. As a percentage of revenues, interest expense for the current quarter and year-to-date periods decreased to 9.0% from 26.5% and to 5.9% from 29.1%, respectively, compared to those periods last year.

The Company’s quarterly loan cost amortization and related financing expense, including loan penalties and amortization of loan discount, decreased by $9,762, or 26.9%, to $26,518 for the 2008 third fiscal quarter from $36,280 for the same period in 2007. Deferred loan costs and loan discount amortized during the 2008 third fiscal quarter are related to the Agile Debentures that were sold and issued to Agile in May and September 2008. All unamortized deferred loan and registration costs related to the 2006 and 2007 convertible debentures were expensed when such debentures were repaid in December 2007. The third fiscal quarter 2007 expenses were solely related to amortization of deferred loan and registration costs related to the 2006 and 2007 convertible debentures. Loan cost amortization and related financing expense decreased by $254,966, or 86.7%, to $39,027 for the 2008 nine-month period from $293,993 for the 2007 nine-month period. The components of the change are mainly attributable to the same factors as in the quarterly period. However, the 2007 nine month period also included penalties of $44,605. The penalties resulted from the late effectiveness of a registration statement with respect to the stock underlying the 2006 debentures. As a percentage of revenues, loan cost amortization and related financing expense for the current and year-to-date periods decreased to 5.5% from 7.1% and to 2.7% from 21.8%, respectively, compared to the same periods last year.

The Company assesses its current prospects for future profitability by separating its statement of operations into two principal components: (a) its business operations, represented by the gross margin to selling, general and administrative expense shortfall and (b) its total business financing expense, represented by the total of interest expense and loan cost amortization and other financing charges. Total business financing expense decreased during the 2008 fiscal quarter by $100,800, or 59.0%, to $69,985 in the 2008 quarter from $170,786 in the 2007 quarter and for the year-to-date period by $562,735, or 82.0%, to $123,688 in 2008 from $686,423 in 2007. As a percentage of revenues, total business financing expense decreased for the 2008 quarter by 19.1 percentage points to 14.5% in 2008 from 33.6% in 2007. For the 2008 year-to-date period, total business financing expense as a percentage of sales decreased significantly by 42.3 percentage points to 8.6% in 2008 from 50.9% in 2007. As expected, this ratio dramatically improved for the 2008 third fiscal quarter and year-to-date period when compared to the 2007 periods. The balance of loan costs and related financing costs attributable to the March 2006 and March 2007 convertible debentures were fully expensed during 2007 as these debentures were repaid in December 2007. Accordingly, these costs did not impact 2008 operating results. In addition, interest expense attributable to approximately $3.1 million of other Company debt was eliminated for the 2008 periods, due to repayment of the convertible debentures and the Company’s bank line of credit as well as the exchange of debt principal for Series B and Series C Preferred Stock in December 2007. The Agile Debentures that were sold and issued in May and September 2008 increased this year’s total business financing expense by $56,518 and $82,777 for the 2008 third fiscal quarter and the 2008 first nine-month period, respectively.

On May 6, 2008, the Company obtained new financing primarily for the expansion of its marketing efforts and, as required, in connection with possible acquisitions of companies that would diversify and broaden the Company’s service offerings and product base. This new financing consisted of the sale and issuance of the Initial Agile Debenture in the principal amount of $300,000 and the commitment for the sale and issuance of the Additional Agile Debenture in the principal amount of $300,000. The Additional Agile Debenture was sold and issued to Agile on September 2, 2008. Interest is accruing on the Agile Debentures at 30% per annum, with interest payable monthly at a rate of 15% per annum. The balance of accrued, but unpaid interest will be repaid when the Agile Debentures are retired in November 2009. Any new financing is not expected to result in debt related costs as significant as the levels incurred in 2007. Accordingly, while new financing costs are expected to be a factor in 2008, they are not anticipated to be as significant a factor as in 2007. There can be no assurance that the Company will be able to obtain any new financing, or if such financing is obtained, it will be on terms advantageous to the Company, nor that the Company will acquire any other business entity, or, if acquisitions are made, that any acquisition will result in increased revenues or profits to the Company.

The Company’s 2008 third fiscal quarter net loss increased by $118,033, or 66.4%, to $295,741 in the 2008 quarter from $177,708 in the 2007 quarter. For the year-to-date periods, the net loss slightly decreased by $1,151, or 0.1%, to $916,272 in 2008 from $917,423 in 2007. As a percentage of revenues, the net loss increased by 26.6 percentage points to 61.5% from 34.9% for the quarter and the net loss decreased by 3.8 percentage points to 64.2% from 68.0% for the year-to-date period. This occurred despite the fact that the Company incurred approximately $221,000 of non-recurring selling, general, and administrative expenses during the 2008 year-to-date period.

Dividends of $37,500 and $112,500 were paid on the Series B Preferred Stock during the quarter and year-to-date periods, respectively, and are taken into account when computing loss per common share. As a percentage of revenues, preferred dividends were 7.8% for 2008 quarter and 7.9% for nine months ending September 30, 2008.

For the three and the nine-month periods ended September 30, 2008 and 2007, the Company’s annual effective tax rate was estimated to be 0%. Accordingly no tax benefit or cost was recognized in either of such periods. The Company believes that future taxable losses, as well as those incurred from February 10, 2006 (the date on which the Company was no longer subject to Sub-part S of the Internal Revenue Code) to September 30, 2008, will be available to offset subsequent future taxable income, if any.

Liquidity and Capital Resources

Cash used in operating activities of $780,500 and $92,486 for the 2008 and 2007 nine-month periods, respectively, was comprised of the net loss, reduced by non-cash items of $373,082 and $678,653, plus or minus the effect of changes in assets and liabilities. The net loss as adjusted for non-cash items was $543,190 for the nine months ended September 30, 2008, compared to $238,770 for the same period last year. This increase of $304,420 was due to lower interest and penalties that were effectively financed of $308,915, decreased loan cost amortization costs of $132,669, the 2008 debt extinguishment gain of $8,525 and decreased depreciation and amortization charges of $17,462. These decreases were offset by a lower net loss of $1,151 and the issuance of non-qualified stock options valued at $162,000. The changes in assets and liabilities increased the Company’s net cash used in operating activities by $237,310 for the nine months ended September 30, 2008 and decreased the Company’s net cash used in operations by $146,284 for the nine months ended September 30, 2007.

Cash used in investing activities was $35,360 for the nine months ended September 30, 2008 and $17,059 in the nine months ended September 30, 2007, an increase of $18,301, principally due to higher expenditures for computer equipment and software enhancements in the 2008 nine month period compared to the same period last year. Cash used in investing activities for the first nine months of 2007 was reduced by refunds of deposits on capitalized leases utilized to finance equipment purchases that matured in the first nine months of 2007 and were not a factor during the 2008 comparable period.

Cash provided by financing activities was $277,767 in the 2008 first nine months and was $596,188 in the 2007 first nine months, resulting in a decrease of $318,421. The Company sold and issued the Initial Agile Debenture in the principal amount of $300,000 on May 6, 2008 and the Additional Agile Debenture in the principal amount of $300,000 on September 2, 2008. Interest is accruing at a 30% rate although the monthly interest payments are based upon a 15% interest rate. Cash provided by financing activities during the 2008 fiscal first nine months was decreased by the following: (i) dividends of $112,500 paid on the Company’s Series B Preferred Stock, (ii) debt repayments totaling $104,233 and (iii) deferred loan costs of $105,500 paid on the Agile Debentures. Cash provided by financing activities during the 2007 fiscal first nine months was generated from deposits of $600,000 received towards the sale and issuance of Series A Preferred Stock, the issuance of a $150,000 secured debenture and proceeds of $57,500 from related party loans. The $150,000 debenture was fully repaid in December 2007. Cash provided by financing activities during the 2007 fiscal first nine months decreased by $211,312 due to the following: (i) deferred registration and loan costs of $84,359 and (ii) debt repayments totaling $126,953.

The net decrease in cash was $538,093 the period ended September 30, 2008 and the net increase in cash was $486,643 for the period ended September 30, 2007.

The Company’s working capital was $93,824 as of September 30, 2008 compared to working capital of $351,955 as of December 31, 2007. Current assets decreased by $432,035, or 37.5%, due to a decrease in cash of $538,093 and prepaid expenses of $12,762, partially offset by increases in accounts receivable of $118,820. Current liabilities decreased by $173,904 or 21.8%, due to decreases in accounts payable and accrued expenses of $91,950, payment of accrued officer’s salary totaling $60,000 and a decrease in current maturities of long-term debt of $32,729. These decreases were partially offset by an increase short-term and demand notes payable of $10,775.

The Company’s two executive officers had agreed to reduce each of their annual salaries from $240,000 to $120,000 for the twelve month period that expired on June 30, 2008. Beginning on July 1, 2008, the officers’ annual salaries reverted to their original salaries. These two officers exchanged $370,000 of previously accrued deferred compensation for Series C Preferred Stock in December 2007. Officer’s accrued compensation not exchanged for preferred stock was fully repaid in 2008.

The Company’s primary need for cash during the next twelve months is for payment of current operating costs, interest due on the Agile Debentures and dividends due on the Series B Preferred Stock. Cash flow requirements for the next twelve months are expected to be approximately $267,000 per month, including payroll, rent, utilities, insurance, professional fees, interest and dividends as well as the addition of a sales executive. The Company receives approximately $160,000 a month in revenues from its current customer base. Until cash-flow neutral operations are attained, of which there can be no assurance, additional capital will be required to finance current operations as well as any growth. The net proceeds from the Additional Agile Debenture will be used to fund the Company’s operating shortfalls over the next fiscal quarter.

In an effort to increase its line of products and services and increase its revenues, the Company has entered into a non-binding memorandum of understanding with an entity that contemplates the Company’s acquisition of such entity for a combination of cash, notes and securities of the Company.  The acquisition target is a wholesale Voice-over-Internet- Protocol, or VoIP, transport company.  No formal, definitive and binding agreement has been entered into as of the date of the filing of this Quarterly Report on Form 10-Q and neither the acquisition target nor the Company has any obligation to enter into a binding agreement.  The Company and the acquisition target presently are conducting their own preliminary due diligence reviews.  Negotiations concerning the formal definitive acquisition agreement have commenced.  The Company currently does not have available the funds that will be necessary to finance the cash portion of the acquisition.  There can be no assurance given that the Company will enter into a formal acquisition agreement, that, if the Company does enter into a definitive acquisition agreement, the subject acquisition will be consummated, or, if an acquisition is consummated, such acquisition will result in increased revenues or profitability to the Company.  In addition, acquiring the funds necessary to finance the cash portion of any acquisition could result in significant dilution to the Company’s present shareholders.  Further, no assurance can be given that such funds can be obtained on terms favorable to the Company, if at all.

The Company’s continued losses raise substantial doubt about its ability to continue as a going concern. Operating losses have resulted from a shortfall of sales revenues to cover the Company’s operating and marketing expenditures during the implementation of the Company’s operating plan, which targets significant sales growth and is long-range in nature. The Company’s ability to operate as a going concern is dependent upon its ability to increase revenues, control costs and operate profitably. The Company (i) has employed a sales executive to increase the marketing and sale of the Company’s services and (ii) has retained an investment banker to explore acquisition opportunities that may diversify the Company’s existing range of products and services, as well as to assist the Company in obtaining additional financing as required. There is no assurance that the Company will be successful in attaining these objectives or that attaining such objectives will result in operating profits, positive cash flows or an overall improvement in the Company’s financial position.

The Company currently is seeking acquisition targets in addition to the VoIP transport company with whom the Company has entered into a non-binding memorandum of understanding. As of the filing of this Quarterly Report on Form 10-Q, the Company has had preliminary discussions with three other entities, but has not entered into any formal negotiations with them. There can be no assurance given that the Company will enter into formal negotiations with any of such entities or any other acquisition targets nor that any negotiations will result in definitive agreements or that any acquisition will result in increased revenues or profitability to the Company.

Historically, the Company has relied upon private financing to fund its operations and expects to continue to do so. It is not anticipated that the current economic environment will impact the Company’s ability to obtain any needed financing, although no assurance can be given that financing will be available when needed or, if available, such financing will be on terms beneficial to the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934), as of September 30, 2008. Based on their review and evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. However, in evaluating the Company’s disclosure and procedures, the Company’s chief executive officer and chief financial officer recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and such officers necessarily were required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that will affect, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 26, 2008, the Company issued 3,214,000 shares of the Company’s common stock upon the conversion of 32,140 shares of the Company’s Series C Preferred Stock sold and issued in December 2007. The Company believes the issuance these shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that that the issuance was a transaction not involving any public offering.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

In an effort to increase its line of products and services and increase its revenues, the Company has entered into a non-binding memorandum of understanding with an entity that contemplates the Company’s acquisition of such entity for a combination of cash, notes and securities of the Company.  The acquisition target is a wholesale Voice-over-Internet- Protocol, or VoIP, transport company.  No formal, definitive and binding agreement has been entered into as of the date of the filing of this Quarterly Report on Form 10-Q and neither the acquisition target nor the Company has any obligation to enter into a binding agreement.  The Company and the acquisition target presently are conducting their own preliminary due diligence reviews.  Negotiations concerning the formal definitive acquisition agreement have commenced.  The Company currently does not have available the funds that will be necessary to finance the cash portion of the acquisition.  There can be no assurance given that the Company will enter into a formal acquisition agreement, that, if the Company does enter into a definitive acquisition agreement, the subject acquisition will be consummated, or, if an acquisition is consummated, such acquisition will result in increased revenues or profitability to the Company.  In addition, acquiring the funds necessary to finance the cash portion of any acquisition could result in significant dilution to the Company’s present shareholders.  Further, no assurance can be given that such funds can be obtained on terms favorable to the Company, if at all.

Item 6. Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1
Securities Purchase Agreement dated as of May 6, 2008, between Compliance Systems Corporation and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the Commission on May 12, 2008.]

10.2
Secured Convertible Debenture of Compliance Systems Corporation, dated
September 2, 2008, in the principal amount of $300,000 and payable to Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Date of Report: September 2, 2008), filed with the Commission on September 4, 2008.]

10.3
Warrant Certificate of Compliance Systems Corporation, dated as of September 2, 2008, registered in the name of Cresta Capital Strategies, LLC. [Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Date of Report: September 2, 2008), filed with the Commission on September 4, 2008.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2008		Compliance Systems Corporation

	By:	/s/ Dean Garfinkel
Dean Garfinkel
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Barry M. Brookstein
Barry M. Brookstein
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)