Form 10-K
period 2008-12-31
COMPLIANCE SYSTEMS CORP
filed 2009-04-15
CIK 1206133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-134092

Compliance Systems Corporation
(Name of registrant as specified in its charter)

Nevada	20-4292198
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

90 Pratt Oval, Glen Cove, New York	11542
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (516) 674-4545

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
☐  Yes     ☒  No

Indicate by check mark if the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes     ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the closing sale price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $2,307,201, assuming that all stockholders, other than executive officers, directors and 5% stockholders of the registrant, are non-affiliates.

As of April 8, 2009, 169,286,662 shares of the common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Introductory Comment - Use of Terminology

Throughout this Annual Report on Form 10-K, the terms the “Company,” “we,” “us” and “our” refers to Compliance Systems Corporation and, unless the context indicates otherwise, our subsidiaries, Call Compliance, Inc. (“Call Compliance”), Jasmin Communications Inc., Call Center Tools Inc., Call Compliance.com Inc. and Telephone Blocking Services Corporation, on a consolidated basis.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  To the extent that any statements made in this Form 10-K contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate” “expect,” “hope,” “intend,” “may,” “plan,” “potential,” “product,” “seek,” “should,” “will,” “would” and variations of such words.  Forward-looking statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, without limitation:

●	our ability to raise capital to finance our growth and operations, when needed and terms advantageous to us;

●	our ability to locate and acquire appropriate business enterprises to supplement and enhance our revenue and cash flow;

●	the ability to manage growth, profitability and the marketability of our services;

●	general economic and business conditions;

●	the effect on our business of recent credit-tightening throughout the United States, especially within the construction and real estate markets;

●
the effect on our business of recently reported losses within the financial, banking and other industries and the effect of such losses on the income and financial condition of our current and potential clients;

●	the impact of developments and competition within the telephone solicitation industry;

●	adverse results of any legal proceedings;

●	the impact of current, pending or future legislation and regulation on the telephone solicitation industry;

●	our ability to maintain and enter into relationships with suppliers, vendors or contractors of acceptable quality of goods and services on terms advantageous to us;

●	the volatility of our operating results and financial condition;

●	our ability to attract and retain qualified senior management personnel; and

●	the other risks and uncertainties detailed in this Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission.

Readers of this Annual Report on Form 10-K should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause our actual results to differ materially from those provided in forward-looking statements.  Readers should not place undue reliance on forward-looking statements contained in this Form 10-K.  We do not undertake any obligation to publicly update or revise any forward-looking statements we may make in this Form 10-K or elsewhere, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Organizational Structure

Our predecessor, GSA Publications, Inc. (“GSA”), was incorporated on November 17, 2003 in Nevada.  Our business predecessor, Compliance Systems Corporation (“CSC”), was incorporated on November 7, 2002 in Delaware pursuant to a corporate reorganization of several closely related companies that had commenced operations in December 2001.  On February 10, 2006, CSC was merged with and into GSA, although CSC was treated as the surviving corporation for accounting purposes due to the fact that the prior owners of CSC obtained approximately 85% of the surviving corporation’s stock as a result of the merger.  Following the effectiveness of the Merger, the surviving corporation changed its name to “Compliance Systems Corporation” and began operating the businesses previously conducted by CSC.

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

Our Signal System 7/IP based deployment enables TeleBlock to be offered to subscribers via standard telephone company offerings, including, but not limited to, analog telephone lines, T1s (a dedicated phone connection supporting data rates of 1.544Mbits per second) and PRIs (Primary Rate Interface), a class of voice and data service intended for larger users.  TeleBlock also is offered to telephone subscribers via Voice Over Internet Protocol (“VOIP”) switches and via a Virtual Private Network (“VPN”) connection by predictive dialer companies such as Stratasoft, TeleDirect, Marketel, Nobel and TouchStar, as well as in partnership with Application Service Providers (a business that provides computer-based services to customers over a network such as software development) (“ASPs”) such as Thunder and VanillaSoft.  We believe delivering TeleBlock in this manner provides two significant advantages.  First, we believe it allows for TeleBlock to be easily implemented by any off-shore telemarketing company that calls into the United States.  Such offshore entities can use the internet to establish dial tone with TeleBlock almost immediately, as opposed to using their local telephone carrier which, based upon geography, may not be able to obtain a direct TeleBlock license.  Currently, through our many VOIP distributors, there are contact centers utilizing TeleBlock in such countries as India, the Dominican Republic, the Philippines and Canada.  Second, the VOIP telephone service gives domestic companies that have existing contracts with telephone carriers that do not license TeleBlock the ability to directly obtain the TeleBlock service.  We are in talks with many other industry leaders to offer this VOIP version of TeleBlock that was first deployed through VeriSign in November 2002.  Since that time, we have been working closely with VeriSign, Inc. in an effort to enter into contracts with telephone carriers to provide their customers with TeleBlock on a commercial basis.  To date, more than 40 telephone carriers and resellers, including AT&T, Qwest, Verizon Business, XO and Paetec, have licensed TeleBlock and offer it to their telemarketing customers.  No assurance can be provided that any such discussions will result in new licenses for our Company, or that any licenses will result in our receipt of revenues or profits.

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

The Company produces four online guides:  the USA DNC Regulatory Guide, the State Registration Guide, the Charitable Fundraising Regulatory Guide and Canadian DNC Regulatory Guide.  The Regulatory Guide is an up-to-date compilation of all United States Federal and state Do-Not-Call regulations.  The Registration Guide assists telemarketers in completing state commercial registration forms as required by each state.  These guides are marketed and sold by the Company in conjunction with and co-branded by the American Teleservices Association (“ATA”), the Newspaper Association of America (“NAA”) and the American Resort Development Association (“ARDA”).  In December 2008, the Company introduced the Canadian Regulatory Guide, an up-to-date compilation of all Canadian Do-Not-Call regulations for Canadian telemarketers.  This guide is presently marketed and sold by the ATA and the Canadian Resort Development Association (“CRDA”). The Charitable Fundraising Guide made its debut in March 2009 and was launched in conjunction with the law firm of McMurray Cooke Peterson and Shuster. This guide is currently being offered by the ATA and ARDA. We expect to target market this new guide through additional association agreements.

In 2005, we entered the emerging world of VoIP communications (the technology used to transmit voice conversations over a data network using the Internet Protocol).  In order to accomplish this, our wholly owned subsidiary, Jasmin Communications, Inc., doing business as Citadel Telephone Company (“Citadel”), entered into a wholesale reseller agreement by which it is able to sell TeleBlock-enabled dial tone, via VoIP, worldwide.  Our VoIP service is available at www.citadeltel.com.  The Citadel TeleBlock service provides us with yet another avenue by which TeleBlock can be offered to the teleservices industry.  Citadel is currently providing US dial tone with TeleBlock throughout the USA and in countries such as India, Mexico, the Dominican Republic and Canada.  We recently launched TeleBlock Office through Citadel.  TeleBlock Office delivers a powerful tool for teleservices employees who work remotely or agents who are representing a company's products and services.  This "Office in a Box" solution provides all the capabilities that are needed for a home-office user such as voice mail, follow me services and TeleBlock.  We offer this service, utilizing VoIP technology, for one low monthly subscription fee per user.

The Patented TeleBlock Service

TeleBlock is a Do-Not-Call system that automatically blocks outbound calls to phone numbers registered with state and federally mandated Do Not-Call lists, the end-user’s (the telemarketer’s) own in-house proprietary Do-Not-Call list, and other third party Do Not Call lists.  The system blocks these calls centrally, allowing for multiple offices and/or outsourced call centers to efficiently manage their Do-Not-Call lists.  The basic TeleBlock system blocks these calls in the appropriate telephone company’s central office.  The system is a value-added feature treatment applied to the telemarketer’s telephone lines (whether they are Plain Old Telephone Service (“POTS”) lines, T1’s or T3’s.  The system functions independently of the telemarketers’ telephone equipment.  TeleBlock is compatible with all key systems, Private Branch Exchanges (“PBXs”), predictive dialers, voice-messaging systems, fax broadcast equipment, etc.

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

By leveraging the VeriSign Alliance Agreement, which calls for VeriSign to host and manage the TeleBlock platform and enable interconnection to and from various distribution models, we believe we are best positioned to efficiently sell licenses and connectivity.  We own the database, which is maintained on equipment we own at a co-location facility and continually updated by us.  (VeriSign receives a contractually determined amount on a per query basis as compensation for providing its services.)  With VeriSign providing the backbone of this process, we have accomplished the dissemination of TeleBlock access without having to build or adapt new infrastructure.  Our TeleBlock service is sold to end-user telemarketers in a variety of ways, all of which produce revenue to us:

●
The telephone carrier channel model which supports the sales efforts of existing sales channels of telephone carriers, such as AT&T, Verizon Business, XO Communications and Qwest.  Our distributor, on our behalf, offers our TeleBlock product as a value-add for any of its telephone company customers.  The service is, in turn, provided to end-user telemarketers, which use a telephone to solicit for goods or services.  The telephone carrier charges its customers a query (transaction) fee for each call attempt made from any telephone line that has the TeleBlock feature enabled.  Our distributor, on our behalf, charges the telephone carrier monthly for all call attempts made by all of its customers.  To date, more than 40 telephone carriers and resellers, including AT&T, Lightpath, Qwest, Verizon Business, XO, and Paetec have licensed TeleBlock and offer it to their customers who telemarket.

●
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

●
TeleBlock is also offered by predictive dialer companies (i.e., companies that manufacture hardware and software systems that aid telemarketing entities in efficiently and cost-effectively managing their outbound calls) – examples include TouchStar, Stratasoft, TeleDirect, Marketel and Nobel.  Predictive dialer access to TeleBlock is accomplished by connecting the predictive dialer to the VeriSign platform using a secure VPN connection.  The dialer manufacturer charges its customers a query (transaction) fee for each call attempt made from its equipment that has the TeleBlock feature enabled.  Our distributor, on our behalf, charges the manufacturer monthly for all call attempts made by all of their customers.

●
TeleBlock is also offered by hosted “Sales Force Automation” and “Customer Relationship Management” ASPs such as Thunder and VanillaSoft.  These Web-based software services embed access to the IP-based TeleBlock service directly into their online systems.  Users of these ASP systems can then make telephone calls directly from the Web-based GUI interface and have each such call screened and blocked, via IP, against all Do-Not-Call lists via TeleBlock.  These companies charges their customers a query (transaction) fee for each call attempt made from their equipment that has the TeleBlock feature enabled.  Our distributor, on our behalf, charges monthly for all call attempts made by all of their customers.

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

Certain companies may have products and provide services which indirectly compete with TeleBlock.  Such indirect competitors include list brokers (companies that sell phone lists), scrubbing companies (companies that clean phone lists of duplicates, bad numbers and Do-Not-Call numbers), computer telephony providers (companies that provide automated dialing equipment), systems integrators (companies that offer contact management software) and hardware and software suppliers (companies that sell scrubbing software and equipment).

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

Our Strategy

Notwithstanding the problems and issues confronting us during these difficult economic times, the Company is attempting to execute a plan that will position it to take full advantage of the economic turnaround.  While certain revenue streams have not been significantly impacted by the economic downturn, we need to further expand our client base, continue to increase our presence in the call center industry, increase our product availability through various sales channels and broaden our base of product offerings.  We believe this may be accomplished in part by the acquisition of synergistic companies.  Over the next 12 months, we will be working towards achieving these objectives by:

●
Continuing to sell TeleBlock through traditional wire line telephone carriers.  We continue to provide the TeleBlock service to our existing telephone carriers and to pursue with our alliance partner, VeriSign, other teleservices providers in an effort to expand our carrier footprint nationally.  Expanding this channel is essential to maintaining the maximum commercial availability of our core product offering, TeleBlock.  We expect to our core product, TeleBlock, to be commercially launched on the AT&T network in April 2009, having spent the last twelve months in negotiations and provisioning TeleBlock over the entire AT&T network.

●
Expanding TeleBlock’s reach into other countries that enact DNC-type legislation.  We continue to monitor various trends around the world with respect to do-not-call legislation.  As these regulations are enacted in other countries, we are adjusting our marketing strategies accordingly.  We are presently distributing our TeleBlock product in Canada via a number of Canadian distributors since the production of the Canada DNC list late last year, and we continue to explore the means of bringing TeleBlock to India and Australia for use in such countries.

●
Increasing TeleBlock sales through expansion of Voice over IP (“VoIP”) which allows TeleBlock usage anywhere in the world and in those areas where we lack distributors locally.  In 2006, we entered the world of VoIP communications through one of our subsidiaries, Jasmin Communications, Inc., doing business as Citadel Telephone Company (“Citadel”).  Citadel has launched our product offering and is selling our services to new and existing clients.  In order to offer telephone services to the worldwide market, we transferred our Citadel services to a new robust pre-pay platform, which will enable us to offer our VoIP services to high volume customers worldwide without credit risk. We continue to offer TeleBlock Office along with the TeleBlock service for one low monthly subscription fee.

●
Increasing TeleBlock sales through our strategic alliance with predictive dialer companies.  Predictive dialer companies are companies that use a computerized system to automatically dial batches of telephone numbers for connection to agents assigned to sales or other campaigns.  We have marketing agreements with several predictive dialer companies that are deploying TeleBlock in the world-wide market.  A second co-location facility was added to enhance our ability to support these distributors.  We continue to support this revenue channel by pursuing new marketing agreements with additional Predictive Dialer and Customer Relationship Management companies.  Because these dialers communicate directly with the TeleBlock system, and are not carrier dependent, this channel allows us to continue to expand the sales of our products internationally.  This enables us to provide DNC blocking services for foreign based companies calling into the United States and calling within their own country.

●
Integration of TeleBlock into an IP PBX telephone system.  One of the leading IP PBX telephone manufacturers in the country has integrated TeleBlock into its telephone system product line. This will be the first telephone system manufacturer’s product line to be fully integrated with TeleBlock. We expect to jointly announce the availability of this TeleBlock module shortly. This integration will immediately allow any of the manufacturer’s existing customers to utilize TeleBlock.

●
Increasing our online sales by the addition of other online products.  Our online guide offerings have increased by the December 2008 release of the Canadian Regulatory Guide, which is co-branded with various trade organizations, one of which is the Canadian Resort Development Association.  This guide provides us with a very credible presence in the Canadian and resort markets.  Our online series of guides was further expanded with the March 2009 release of our Charitable Fundraising Regulatory Guide, which is presently co-branded with the American Teleservices Association and the American Resort Development Association.  Unlike our existing guides that are focused on Do-Not-Call related regulations, the Charitable Fundraising Regulatory Guide is directed towards fundraising professionals. We believe that this release will meaningfully add to our revenues and will provide our company with access to a new and significant market for our core suite of products,

●
Deployment of value added services.  During the 2007 fourth quarter, we launched Enhanced Dialer ID, thereby providing our call center clients telephone numbers for caller ID, in an effort to assist them with their target marketing efforts and to improve their call centers’ answer rates.  Revenues from this product have not been adversely affected by the recent economic downturn, and, in fact, are expected to increase as we have had significant interest from the market for this product.  We anticipate that we will continue to add features to our systems as deemed necessary to accommodate our customers’ needs and to maintain our competitive position.

●
Growing through strategic acquisitions.  In October 2008, we entered into a non-binding memorandum of understanding (“MOU”) with a wholesale Voice-over-Internet-Protocol (“VoIP”) transport company, and began our due diligence reviews, including retaining auditors to audit the acquisition target company’s financial statements, as well as commencing the negotiation and drafting of the definitive acquisition agreements and related documentation. We believe this acquisition would complement our existing retail VoIP service offerings and enable us to cross-sell our wholesale VoIP services to our present call center customer base. We had hoped to consummate the acquisition by the end the first quarter of 2009, having expended funds to complete the due diligence and audit of the acquisition target, along with working towards the finalization of the documents.  Unfortunately, the acquisition had to be put on hold pending our securing the necessary financing and/or restructuring the transaction. We are continuing to seek financing for the proposed acquisition of the VoIP transport company and hope to consummate the acquisition.  Additionally, we have been in discussions with other companies regarding potential acquisitions. However, no material definitive agreements have been entered into with any of these parties.  There is no assurance that we will locate appropriate targets, that we will agree with them on terms beneficial to us, nor that any acquisition would result in increased revenues, positive cash flows or profits.

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

There have been numerous actions and settlements against telemarketers for violations of Federal and state Do-Not-Call legislation. These actions have been brought by various states and both the Federal Trade Commission (the “FTC”) and the Federal Communications Commission (the “FCC”). In late 2007, FTC assessed $7.7 million in penalties to companies not following the requirements of the national Do-Not-Call legislation.  Most recently, and for the first time, a single action has been brought against a satellite cable company by the FTC in conjunction with four states for violations of Federal and state Do-Not-Call legislation.

Employees

As of March 20, 2009, we have five employees, all of whom are located at our Glen Cove, New York principal offices.  Of such five employees, two are executive officers, two are operations employees and one individual is employed in an administrative function.

Item 1A. Risk Factors.

Disclosure under Item 1A is not required of smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Disclosure under Item 1B is not required of smaller reporting companies.

Item 2. Properties.

In January 2005, the lease for our executive offices at 90 Pratt Oval, Glen Cove, New York 11542 was assigned to the Company.  This space was originally leased to Automated Systems Nationwide Network, Inc., a company owned by Dean Garfinkel, our Chairman, President and Chief Executive Officer.  The initial term of the lease expired on August 1, 2006; however, we elected to exercise the five-year renewal option contained in the lease.  The renewal term expires July 31, 2011 and requires annual lease payments, real estate taxes and common charges.  We estimate our future minimum annual lease payments, payable monthly, to be as follows:

Estimated Minimum
Year	Annual Lease Payment
2009	$80,625
2010	83,849
2011	50,035

The leased premises consist of 9,100 square feet.  We sublet approximately 3,800 square feet to an unrelated third party through December 15, 2008.  The sublease was on a month-to-month basis at a monthly rental of $2,643.  We are in the process of attempting to sublet the same portion of the premises to a new sub lessee.  We believe that our leased property is adequate for our current and immediately foreseeable operating needs.

Item 3. Legal Proceedings.

We may become a party to various legal proceedings arising in the ordinary course of our business, but we are not currently a party to any legal proceeding that we believe would have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is traded over-the-counter and has been available for quotation on the OTC Bulletin Board under the trading symbol “COPI.OB” since May 9, 2007.  The following table sets forth the range of high and low bid prices for our common stock for the periods indicated as derived from reports furnished by the OTC Bulletin Board.  The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	High	Low
Quarter Ended	Bid Price	Bid Price
June 30, 2007	$1.560	$0.009
September 30, 2007	0.020	0.001
December 31, 2007	0.047	0.005

March 31, 2008	$0.107	$0.015
June 30, 2008	0.030	0.009
September 30, 2008	0.023	0.007
December 31, 2008	0.016	0.003

Holders

As of April 3, 2009, we had 80 stockholders of record, and an unknown number of additional holders whose stock is held in “street name.”

Dividends

No dividends have been declared or paid on our common stock, and we do not anticipate that any dividends will be declared or paid in the foreseeable future.  Dividends on our common stock are subordinated to dividends and liquidation rights of the holders of the Series B Senior Convertible Voting Non-Redeemable Preferred Stock and the rights of Agile Opportunity Fund, LLC (“Agile”) to interest payments and repayment of principal when due under the two Secured Convertible Notes (collectively, the “Agile Debentures”) we sold to Agile in March 2008 (the “Agile March 2008 Debenture”) and September 2008 (the “Agile September 2008 Debenture”), each in the principal amount of $300,000 and maturing in November 2009.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information as of December 31, 2007 with respect to each equity compensation plan and individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	0	N/A	N/A

Equity compensation plans not approved by security holders	45,000,000	$ 0.026	0

Total	45,000,000	$ 0.026	0

On January 4, 2008, our board of directors granted options to purchase an aggregate 45 million shares of our common stock to four employees, including our Chief Executive Officer (20 million underlying shares) and Chief Financial Officer (10 million underlying shares).

Each of such options has an exercise price of $0.026 per share, the per share closing market price of our common stock on the date of grant.  The options are terminable on the earlier of:

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

(iv)	the first anniversary of the date of Optionee's permanent and total disability, within the meaning of such term in Section 22(e) of the Internal Revenue Code; or

(v)	January 4, 2013.

Item 6.	Selected Financial Data.

Disclosure under Item 6 is not required of smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Developments

The Company restructured its balance sheet in late 2007 by exchanging existing material debt obligations for equity and raising $2.5 million via a preferred stock offering, and set a course of action that would help our Company increase revenues, broaden its market presence and accentuate the Company’s footprint in the marketplace. Unfortunately, as with most companies today, the recent economic downturn and the tightened credit markets have derailed those objectives.  The following is a brief overview of recent events.

In October, 2008, the Company entered into a non-binding memorandum of understanding (“MOU”) with a wholesale Voice-over-Internet-Protocol (“VoIP”) transport company, began its due diligence, negotiated and drafted definitive documents, and retained auditors for preparation of the acquisition target company’s financial statements. The MOU contemplated the Company acquiring the transport company for a combination of cash, promissory notes and securities of the Company.  Completion of the acquisition was anticipated to occur by the end of the first quarter of 2009, having expended funds to complete the due diligence and audit of the acquisition company along with working towards the finalization of the documents.  Unfortunately, the acquisition was put on hold pending securing the necessary financing and/or restructuring the transaction.

As anticipated, the Company drew down the remainder of its $600,000 credit facility with Agile Opportunity Fund, LLC by borrowing $300,000 in September 2008, and utilized these funds to finance operations through the end of 2008, including costs of approximately $70,000 related to the proposed acquisition of the VoIP company, as well as significant sales and marketing expenditures that were made in anticipation of the 2008 commercial release of TeleBlock by the country’s largest telephone carrier. Unfortunately, the timetable was pushed back into 2009 and as a consequence the Company’s sales and marketing initiatives were curtailed accordingly.

Although revenues for the 2008 year remained constant when compared to 2007, the Company’s third and fourth quarter 2008 revenues did, in fact, decrease by approximately 5.6% and 7.6%, respectively, as compared to the same periods in 2007.  However, the full effects of the economic downturn on revenues were realized in the first two months of 2009, as revenues for that period as compared to 2008 have contracted by approximately 30%.  While the decrease in revenues is similar to decreases in revenues across many industries, a major portion of the Company’s decrease is attributable to reduced telemarketing efforts within the time share industry, a major contributor to the Company’s revenues.

In response to the financial difficulties encountered as a result of these turbulent times, a number of cost-cutting measures have been implemented to give the Company the time needed to obtain sufficient financing to continue operating while other options are pursued and explored. Two positions have been eliminated - one in sales and one in accounting.  Additionally, the Company has negotiated, and received, 60 day credit terms from certain of its material suppliers, vendors and creditors, reduced and/or eliminated several other expenses.  Finally, the Company’s two executive officers and controller have deferred their February and March 2009 salaries.

These measures, however, in and of themselves, will not be sufficient to cover the Company’s short-term cash flow shortfall.  On March 31, 2009, an agreement with an existing lender was modified, increasing funding up to $750,000 at the lender’s discretion.  The loan modification grants a security interest in the Company’s assets and the lender also received two classes of warrants, both of which are have an exercise price of $0.05 per share.  Additionally, the chief financial officer has loaned the company $50,000, the interim necessary funds that were needed to continue operations until the negotiations with the lender were completed.

Finally, in anticipation of the foregoing developments, including the planned acquisition of the VoIP company, the Company has replaced its investor relation/public relations firm, and divided the services they were providing into three areas of specialization - marketing, investor relations and public relations.  It is believed that the Company will be better served by retaining specialists in each of these disciplines.

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

●	Contract with telephone carriers to sell our TeleBlock service to their end users.

●	Provide billing and collection services.

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

The Company periodically reviews its long-lived assets, in light of our history of operating losses, but under the methodology described above, it have not been required to record any impairment losses.  Should applicable external factors such as competition, governmental regulations or other market conditions change in such a way as to be materially adverse to its business, impairment losses might be required in the future.

Results of Operations for Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Management believes the following selected revenue and expense data, the percentage relationship between revenues and major categories in our consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented is important in evaluating the performance of its business operations.

	Year Ended December 31,
	2008		2007			2008 vs. 2007
	Amount	Percentage of Revenues	Amount	Percentage of Revenues		Amount Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$1,857,242	100.0%	$1,814,884	100.0	% $	42,358	2.3%
Cost of revenues	930,169	50.1	897,731	49.5		32,438	3.6
Gross margin	927,073	49.9	917,153	50.5		9,920	1.1
Selling, general and administrative expenses	2,142,180	115.3	1,239,453	68.3		902,727	72.8
Interest expense	143,431	7.7	498,880	27.5		(355,449)	(71.2)
Amortization of loan costs and related financing expense	75,687	4.1	308,833	17.0		(233,146)	(75.5)
Operating loss	(1,434,225)	(77.2)	(1,130,013)	(62.3)		304,212	26.9
Gain (loss) on extinguishment of debt, net	8,525	0.5	(60,140)	(3.3)		68,665	114.2
Net loss	(1,425,700)	(76.7)	(1,190,153)	(65.6)		235,547	19.8
Preferred dividends	150,000	8.1	—	—		150,000	—
Beneficial conversion cost of issuing Series A Preferred Stock	—	—	320,661	17.7		(320,661)	(100.0)
Loss attributable to common stockholders	(1,575,700)	(84.8)	(1,510,814)	(83.2)		64,886	4.3

For the year ended December 31, 2008, revenues were $1,857,242 compared to revenues of $1,814,884 for the corresponding period in 2007, an increase of $42,358 or 2.3%.  This increase was principally the result of a revenue increase of $50,769 from VeriSign due to a gain of 33.2 million call counts, or 6.1%, for the Company’s TeleBlock service between the comparable periods, offset by a lower average per call rate, as well as an increase of $31,402 in revenue from Enhanced Call ID, and an increase in revenue of $6,434 generated by its VoIP service. Revenues from VeriSign comprised 87.6% and 85.1% of the Company’s annual revenues for 2008 and 2007, respectively.  Decreases in revenues from fewer online registration guide subscriptions, decreases in database management fees from its TeleBlock subscribers, lower commissions and other incidental revenue decreases offset the increases by an aggregate of $46,248.

For the year ended December 31, 2008, cost of revenues totaled $930,169, an increase of $32,438, or 3.6%, when compared to cost of revenues of $897,731 for the same period last year.  Fees payable to our principal distributor, VeriSign, increased by $33,242 as a result of the additional calls hosted on their database.  Production and back-up site hosting fees also increased by $10,550. A decrease of other costs of revenues, including costs associated with lower revenue from the Company’s online registration guide and decreased software amortization expense, offset the above increases by an aggregate of $11,354.

As a percentage of revenues, cost of revenues for the 2008 year increased to 50.1% from 49.5% for the 2007 year.  This increase reflects the current cost structure of the Company’s TeleBlock business which accounts for the majority of the Company’s revenues as well as the effects of decreases in revenues from other sources that have a much lower cost of revenues than the TeleBlock business with distributor fees payable to VeriSign.  As a percentage of revenues, cost of revenues related to VeriSign-sourced revenues was 52.9% in 2008 and 52.8% in 2007.

For the year ended December 31, 2008, selling, general, and administrative expenses totaled $2,142,180 and were $902,727, or 72.8%, higher than selling, general, and administrative expenses of $1,239,453 for the same period last year. While there was an across the board increase in expenses, the increase was principally attributable to the following: increases in salaries and benefits of $331,422 due to wage and salary increases given to key personnel, and the addition of three employees – one each in sales, accounting and operations, as well as the grant of options to purchase 45 million shares of Common Stock to the Company’s two executive officers and two other employees that were valued at $162,000; increases in professional fees of $222,313, principally due to increased legal, accounting and auditing expenses associated with public reporting requirements, including compliance with SOX financial controls and disclosure obligations; increased investor relations fees of $124,036; investment banking fees of $71,500 and marketing consultant fees of $40,000 incurred during 2008 that were not factors in the 2007 year as the Company did not retain such services until 2008; an increase in employee travel and related expenses of $38,567 that was related to the Company’s presence at various industry-related events as well as travel expenses incurred by the Company’s vice president of sales; and an increase in stock transfer fees of $19,430 resulting from set-up fees incurred in connection with the retention of a new stock transfer agent. Other selling, general and administrative expenses increased by a net aggregate amount of $55,459.

As a percentage of revenues, selling, general, and administrative expenses for the year were 115.3% in 2008 and 68.3% in 2007, reflecting an increase in expenses that is greater than the increase in revenues.  The increase in this percentage is due to expenses that have been and continue to be incurred in connection with complying with public reporting and SOX financial control requirements as well as increases salaries and benefits.  In addition, a portion of the increase in selling, general, and administrative expenses during 2008 can be attributed to certain expenses that were incurred in the quarter ended March 31, 2008, and are not expected to recur during 2009, including: (i) the non-cash expense of $162,000 incurred in connection with the grant of options in January 2008 and (ii) consulting fees of $82,728 that were expensed during 2008 primarily relating to compliance with federally mandated financial controls and procedure requirements.

Interest expense for the year ended December 31, 2008 was $143,431, a $355,449, or 71.2%, decrease from interest expense of $498,880 for the same period last year.  Interest charges significantly decreased due to the December 2007 exchange of $3,135,709 of debt for equity and the repayment of the debentures that were issued in 2006 and 2007 (“2006 and 2007 Debentures”).  In addition, a $100,000 line of credit was repaid in December 2007.  Finally, interest charges related to the Company’s capitalized leases and the financed purchase of treasury stock declined as well.  These decreases in interest expense were partially offset by $89,750 of interest accrued on the Agile Debentures that were sold and issued in May and September 2008.  As a percentage of revenues, interest expense for the year ended December 31, 2008 decreased to 7.7% from 27.5% compared to the same period last year.

The Company’s annual loan cost amortization and related financing expense, including loan penalties and amortization of loan discount, decreased by $233,146, or 75.5%, to $75,687 for the year ended December 31, 2008 from $308,833 for the 2007 year.  Deferred loan costs and loan discount amortized during 2008 are related to the debentures that were sold and issued to Agile in May and September 2008 (“Agile Debentures”).  All unamortized deferred loan and registration costs related to the 2006 and 2007 Debentures were expensed when such debentures were repaid in December 2007.  The 2007 period also included penalties of $44,605.  The penalties resulted from the late effectiveness of a registration statement with respect to the stock underlying the 2006 debentures. As a percentage of revenues, loan cost amortization and related financing expense for the year ended December 31, 2008 decreased to 4.1% from 17.0% when compared to the same period last year.

The Company assesses its current prospects for future profitability by separating its statement of operations into two principal components: (a) its business operations, represented by the gross margin to selling, general and administrative expense shortfall and (b) its total business financing expense, represented by the total of interest expense and loan cost amortization and other financing charges. Total business financing expense decreased during 2008 by $536,980, or 71.8%, to $210,593 in the 2008 year from $747,573 in the 2007 year.  As a percentage of revenues, total business financing expense decreased for the 2008 year by 32.7 percentage points to 11.8% in 2008 from 44.5% in 2007.  As expected, this ratio dramatically improved for the 2008 fiscal year. The balance of loan costs and related financing costs attributable to the 2006 and 2007 Debentures were fully expensed during 2007 as these debentures were repaid in December 2007.  Accordingly, these costs did not impact 2008 operating results.  In addition, interest expense attributable to approximately $3.1 million of other Company debt was eliminated for the 2008 periods, due to repayment of the 2006 and 2007 Debentures and the Company’s bank line of credit as well as the exchange of debt principal for Series B and Series C Preferred Stock in December 2007. The Agile Debentures that were sold and issued in May and September 2008 increased the 2008 year’s total financing expense by $165,437.

On May 6, 2008, the Company obtained new financing primarily for the expansion of its marketing efforts and, as required, in connection with possible acquisitions of companies that would diversify and broaden the Company’s service offerings and product base.  This new financing consisted of the sale and issuance of a debenture to Agile (“Initial Agile Debenture”) in the principal amount of $300,000 and the commitment for the sale and issuance of the debenture to Agile (“Additional Agile Debenture”) in the principal amount of $300,000.  The Additional Agile Debenture was sold and issued to Agile on September 2, 2008.  Interest is accruing on the Agile Debentures at 30% per annum, with interest payable monthly at a rate of 15% per annum.  The balance of accrued, but unpaid interest will be repaid when the Agile Debentures are retired in November 2009.  This new financing did not result in debt related costs as significant as the levels incurred in 2007. Accordingly, new financing costs were not as significant a factor in 2008 as they were in 2007. The Company presently is attempting to obtain new financing to fund its day-to-day operations and any possible acquisitions.  Given the tightening of the credit markets and the current economic environment, there can be no assurance that the Company will be able to obtain any new financing or, if such financing is obtained, it will be on terms advantageous to the Company.  In addition, no assurance can be given that the Company will acquire any other business entity, or, if acquisitions are made, that any acquisition will result in increased revenues or profits to the Company.

For the reasons set forth above, the Company’s 2008 net loss increased by $235,547, or 19.8%, to $1,425,700 in 2008 quarter from $1,190,153 in 2007.  As a percentage of revenues, the net loss increased by 11.1 percentage points to 76.7% in 2008 from 65.6% in 2007.

Dividends of $150,000 were paid on the Series B Preferred Stock during 2008 and are taken into account when computing loss per common share.  As a percentage of revenues, preferred dividends were 8.1% for the 2008 year.

For the year ended December 31, 2008 and 2007, the Company’s annual effective tax rate was estimated to be 0%. Accordingly, no tax benefit or cost was recognized in either of such periods.  The Company believes that future taxable losses, as well as those incurred from February 10, 2006 (the date on which the Company was no longer considered a subchapter S corporation for federal tax purposes) to December 31, 2008, will be available to offset subsequent future taxable income, if any.

Liquidity and Capital Resources

Cash used in operating activities of $882,845 and $182,143 for the 2008 and 2007 years, respectively, was comprised of the net loss, reduced by non-cash items of $476,987 and $858,872, plus or minus the effect of changes in assets and liabilities.  The net loss as adjusted for non-cash items was $948,713 for the year ended December 31, 2008, compared to $331,281 for the same period in 2007.  This increase of $617,432 was due to a higher net loss of $235,527, lower interest and penalties that were effectively financed of $361,685, decreased loan cost amortization costs of $95,785, lower losses on debt extinguishment of $68,665 and decreased depreciation and amortization charges of $17,750.  These decreases were offset by the issuance of non-qualified stock options valued at $162,000.  The changes in assets and liabilities decreased the Company’s net cash used in operating activities by $65,868 and $149,138 for the year ended December 31, 2008 and 2007, respectively.

Cash used in investing activities was $56,284 for the year ended December 31, 2008 and $26,548 for the year ended December 31, 2007, an increase of $29,736, principally due to higher expenditures for computer equipment and software enhancements in 2008 compared to the prior year. Cash used in investing activities for the year ended December 31, 2007 was reduced by refunds of deposits on capitalized leases utilized to finance equipment purchases that matured during 2007 and were not a factor during the 2008 comparable period.

Cash provided by financing activities was $226,269 during the year ended December 31, 2008 and was $1,083,076 during the 2007 comparable period, resulting in a decrease of $856,807. The Company sold and issued the Initial Agile Debenture in the principal amount of $300,000 on May 6, 2008 and the Additional Agile Debenture in the principal amount of $300,000 on September 2, 2008. Interest is accruing at a 30% rate although the monthly interest payments are based upon a 15% interest rate.  Cash provided by financing activities during the 2008 fiscal year was decreased by the following: (i) dividends of $150,000 paid on the Company’s Series B Preferred Stock, (ii) debt repayments totaling $118,231 and (iii) deferred loan costs of $105,500 paid on the Agile Debentures.  Cash provided by financing activities during the 2007 fiscal year was generated from the sale and issuance of Series A Preferred Stock of $2,454,384, the sale and issuance of a $150,000 secured debenture and proceeds of $57,500 from related party loans.  The 2007 Debenture was fully repaid in December 2007.  Cash provided by financing activities during the 2007 year decreased by $1,578,808 due to the following: (i) repayment of the 2006 and 2007 Debentures totaling $1,139,276, (ii) deferred registration and loan costs of $72,866 and (iii) debt repayments totaling $366,666.

The net decrease in cash was $712,860 for the year ended December 31, 2008 and the net increase in cash was $874,385 for the year ended December 31, 2007.

The Company had a working capital deficit of $840,977 as of December 31, 2008, compared to working capital of $351,955 as of December 31, 2007.  Current assets decreased by $629,023, or 54.6%, due to a decrease in cash of $712,860 and a decrease in accounts receivable of $10,504, partially offset by increases in prepaid expenses of $94,341. Current liabilities increased by $563,909, or 70.9%, and were principally due to $587,293 of Agile Debentures that mature in November 2008, as well as an increase in accounts payable and accrued expenses of $72,568. These increases were partially offset by a decrease in accrued officer’s salary totaling $60,000 and a decrease in current maturities of long-term debt of $35,968.

The Company’s two executive officers had agreed to reduce each of their annual salaries from $240,000 to $120,000 for the twelve month period that expired on June 30, 2008.  Beginning on July 1, 2008, the officers’ annual salaries reverted to their original salaries. These two officers exchanged $370,000 of previously accrued deferred compensation for Series C Preferred Stock in December 2007. An officer’s accrued compensation not exchanged for preferred stock was fully repaid in 2008.

Due to the recent economic downturn, revenues have decreased significantly during the first quarter 2009. The Company has proactively begun to drastically reduce cash outlays in response to these uncertain times. The Company’s two executive officers and controller have deferred their salaries for February and March 2009.  In addition, two positions were eliminated, one in sales and one in accounting. The Company has begun negotiations with various suppliers to significantly reduce other material expenses/payments as well. These measures in and of themselves will not be sufficient to cover the Company’s short-term operating cash flow shortfall. One of the executive officers has personally loaned the Company $50,000 during the first quarter 2009.  However, additional funding will be necessary for the Company to continue operations.

 The Company’s primary need for cash during the next twelve months is for payment of current operating costs, interest due on the Agile Debentures, dividends due on the Series B Preferred Stock and to fund acquisitions.  Cash flow requirements for the next twelve months are expected to be approximately $190,000 per month, including payroll, rent, utilities, insurance, professional fees, interest and dividends.  The Company is presently receiving approximately $100,000 a month in revenues from its current customer base.  Until cash-flow neutral operations are attained, of which there can be no assurance, additional capital will be required to finance current operations as well as any growth. The net proceeds from the Additional Agile Debenture obtained in September 2008 were used to fund the Company’s operating shortfalls over the last fiscal quarter of 2008.

In an effort to increase its line of products and services and increase its revenues, the Company has entered into a non-binding memorandum of understanding with an entity that contemplates the Company’s acquisition of such entity for a combination of cash, notes and securities of the Company.  The acquisition target is a wholesale Voice-over-Internet-Protocol (“VoIP”) transport company.  No formal, definitive and binding agreement has been entered into as of the date of the filing of this Annual Report on Form 10-K and neither the acquisition target nor the Company has any obligation to enter into a binding agreement.  The Company and the acquisition target presently are conducting their own preliminary due diligence reviews.  Negotiations concerning the formal definitive acquisition agreement have commenced.  The Company currently does not have available the funds that will be necessary to finance the cash portion of the acquisition.  There can be no assurance given that the Company will enter into a formal acquisition agreement and, that, if the Company does enter into a definitive acquisition agreement, the subject acquisition will be consummated, or, if an acquisition is consummated, such acquisition will result in increased revenues or profitability to the Company.  In addition, acquiring the funds necessary to finance the cash portion of any acquisition could result in significant dilution to the Company’s present shareholders.  Further, no assurance can be given that such funds can be obtained on terms favorable to the Company, if at all.

Going Concern

The Company’s continued losses raise substantial doubt about its ability to continue as a going concern.  Operating losses have resulted from a shortfall of sales revenues to cover the Company’s operating and marketing expenditures during the implementation of the Company’s operating plan, which targets significant sales growth and is long-range in nature. The Company’s ability to operate as a going concern is dependent upon its ability to increase revenues, control costs and operate profitably. The Company (i) has and continues to seek reductions in its operating expenses and (ii) has retained an investment banker to explore acquisition opportunities that may diversify the Company’s existing range of products and services, as well as to assist the Company in obtaining additional financing as required.  There is no assurance that the Company will be successful in attaining these objectives or that attaining such objectives will result in operating profits, positive cash flows or an overall improvement in the Company’s financial position.

Historically, the Company has relied upon private financing to fund its operations and expects to continue to do so.  The current economic environment is impacting the Company’s ability to obtain any needed financing.  No assurance can be given that financing will be available when needed or, if available, such financing will be on terms beneficial to the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under Item 7A is not required of smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

We set forth below a list of our audited financial statements included in this Annual Report on Form 10-K and their location.

*	Page F-1 follows page 38 to this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 4, 2007, we were notified by our then registered independent public accounting firm, BP Audit Group, PLLC (“BP Audit”), that BP Audit was resigning as our certifying accountant.

BP Audit’s reports on our financial statements for the fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles; except that the reports included explanatory paragraphs referring to factors which raised substantial doubt about our ability to continue as a going concern.  These factors included recurring losses from operations, deficits in working capital and stockholders’ equity, and our ability to obtain sufficient financing for our business and maintain satisfactory relationships with our creditors, generate increased revenues and to operate our company profitably.

During the fiscal years ended December 31, 2006 and 2005, and through October 4, 2007, there were no disagreements with BP Audit on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, whether resolved or not, which disagreements, if not resolved to BP Audit’s satisfaction, would have caused BP Audit to make reference to the subject matter of the disagreement in connection with the issuance of BP Audit’s reports on our financial statements.

During the fiscal years ended December 31, 2006 and 2005, and through October 4, 2007, there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B) involving our company.

We provided BP Audit with a copy of the foregoing disclosures and BP Audit furnished a letter addressed to the U.S. Securities and Exchange Commission (the “SEC”) stating that BP Audit agreed with the statements made by us as set forth above as they relate to BP Audit.  A copy of the letter, dated October 10, 2007, furnished by BP Audit, agreeing with the Company’s statements, was attached as an exhibit to the Form 8-K that we filed with the SEC on October 10, 2007.

Effective October 10, 2007, we engaged Holtz Rubenstein Reminick LLP to act as its independent registered public accountants.  During the two most recent fiscal years and subsequent interim periods, we had not consulted Holtz Rubenstein Reminick LLP on items which (i) involved the application of accounting principles to a specified transaction, either completed or proposed, or involved the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-B).

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective in reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets and provide reasonable assurances that:  (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of our Company; and (3) unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attesting Report

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our Management's Annual Report on Internal Control Over Financial Control was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management report in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

As of March 20, 2008, our directors and executive officers, their age, principal positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of their terms are as follows:

Name	Age	Principal Positions	Periods Served
Dean Garfinkel	50	Chairman of the Board, Chief Executive
		Officer and President	February 2006 to Present
Barry Brookstein	67	Chief Financial Officers and Director	February 2006 to Present

Our directors and executive officers are not directors or executive officers of any other company that files reports with the Commission, nor have they been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending our directors and officers from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

The following is a brief description of the background of our directors and executive officers, as furnished by such directors and executive officers.

Dean Garfinkel served as CSC’s and each of its subsidiaries’ Chairman of the Board and Chief Executive Officer from such entities’ formation through CSC’s merger with and into our company in February 2006.  Since the 2006 merger, he has served as our and each of our subsidiaries’ Chairman of the Board, President and Chief Executive Officer.  Mr. Garfinkel served as Chief Executive Officer and a director of ASN Voice & Data Corp., a telecommunications company he founded in 1991, which specialized in providing voice and data systems for the financial sector.  Mr. Garfinkel also has served as a communications consultant to Fortune 500 companies and other businesses for over 20 years.  Mr. Garfinkel also has served, since 2004, on the Executive Board of Directors of the American Teleservices Association, a trade association.

Barry Brookstein served as CSC’s and each of its subsidiaries’ Chief Financial Officer from such entities’ formation through CSC’s merger with and into our company in February 2006.  Since the 2006 merger, he has served as our and each of our subsidiaries’ Chief Financial Officer, Treasurer and director.  Prior to joining CSC, Mr. Brookstein devoted his full-time to his accounting practice.  Mr. Brookstein also currently devotes a portion of his time to his private accounting practice.  Mr. Brookstein is a graduate of Pace University and has over 40 years of experience in public accounting.

Significant Employees

As of March 20, 2008, our other significant personnel, their ages, positions, the dates of employment, are as follows:

Name	Age	Principal Positions	Periods Served
Stefan Dunigan	37	Vice President of Operations	February 2006 to Present
Cecilia Carfora	52	Controller	February 2006 to Present

Stefan Dunigan oversees our daily operations.  From 1999 to 2001, Mr. Dunigan was Director of Operations for ASN Voice & Data Corp.  Mr. Dunigan’s principal responsibilities include the development and implementation of the systems necessary to successfully launch and administer our wide array of compliance services and solutions.  Additionally, Mr. Dunigan is pro-actively involved in product enhancement and both end-user and telephone carrier support, among other duties.  Mr. Dunigan brings nearly ten years of hands-on experience with all facets of the public telecommunication network, and is considered an expert in broadband delivery and design.

Cecilia Carfora, CPA, served as CSC’s and each of its subsidiaries’ Controller from 2002 through CSC’s merger with and into our company in February 2006.  Since the 2006 merger, she has served as our and each of our subsidiaries’ Controller.  Prior to joining CSC, Ms. Carfora devoted her full-time to her accounting practice.  Ms. Carfora also currently devotes a portion of her time to her private accounting practice.  Ms. Carfora is a certified public accountant with an MBA from Pace University.  Ms. Carfora has over 25 years of experience in both public and private accounting.

Section 16(a) Compliance by Officers and Directors

We do not have a class of securities registered under Section 12(b) or Section 12(g) of the Exchange Act in 2007 and, as such, our officers, directors and 10% stockholders were, and current are, not subject to the reporting requirements of Section 16(a).

Code of Ethics

On February 10, 2006, our Board of Directors adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics.  Our Code of Ethics applies to all of our employees and directors, including our Chief Executive Officer, Chief Financial Officer and Controller.  This Code of Ethics was filed as an exhibit to the Registration Statement on Form SB-2 filed with the SEC on May 12, 2006.

Committees

Our Board of Director serves as the audit committee.  Our board does not have an outside director as a financial expert due to the lack of capital needed to attract a qualified expert.  Absent his positions as an executive officer, director and principal stockholder, our board believes that Mr. Brookstein would qualify as a financial expert.

We do not have a nominating committee or a method in place for the consideration of director-nominees.  Our Board of Directors will consider any appropriately qualified person for directorship with our company.  Stockholders wishing to submit the name of an appropriately qualified person for a directorship should direct any such submission to our secretary at our principal offices.

Item 11. Executive Compensation.

General

The following table sets forth, with respect to our fiscal years ended December 31, 2008 and 2007, all compensation earned by or paid to all persons who served as our chief executive officer at any time during our fiscal year ended December 31, 2008 and such other executive officer and other employees of our company who were employed by our company as of the close of business on December 31, 2008 and whose total annual salary and bonus earned during our fiscal year ended December 31, 2008  exceeded $100,000.

SUMMARY COMPENSATION TABLE

				Option		All Other
Name and Principal Position	Year	Salary		Awards		Compensation		Total
Dean Garfinkel, Chairman of the Board and Chief Executive Officer	2008	$180,000	(1)	$72,000	(2)	$26,841	(3)	$278,841
	2007	180,000		--		21,197	(4)	201,197

Barry Brookstein, Chief Financial Officer	2008	$180,000		$36,000	(5)	$14,007	(6)	$230,007
	2007	180,000	(7)	--		15,828	(8)	195,828

Stefan Dunigan, Vice President of Operations	2008	$120,000		36,000	(9)	$8,915	(10)	$164,915
	2007	112,500		--		8,306	(11)	120,806

(1)	Excludes $60,000 in deferred compensation that was paid during 2008.

(2)
Represents the grant on January 4, 2008 of a five-year option to purchase 20 million shares of our common stock, at an exercise price of $0.026 per share.  Note 10D in the footnotes to the financial statements discloses the assumptions made in valuing these options.

(3)	Mr. Garfinkel received a $12,000 car lease allowance and $14,841 for insurance, repairs and gas in 2008.

(4)	Mr. Garfinkel received a $12,000 car lease allowance and $9,197 for insurance, repairs and gas in 2007.

(5)
Represents the grant on January 4, 2008 of a five-year option to purchase ten million shares of our common stock, at an exercise price of $0.026 per share.  Note 10D in the footnotes to the financial statements discloses the assumptions made in valuing these options.

(6)	Mr. Brookstein received a $12,000 car lease allowance and $2,007 for insurance, repairs and gas in 2008.

(7)	Mr. Brookstein deferred $120,000 of salary which was subsequently exchanged for Series C Preferred Stock.

(8)	Mr. Brookstein received a $12,000 car lease allowance and $3,828 for insurance, repairs and gas in 20 07.

(9)
Represents the grant on January 4, 2008 of a five-year option to purchase 10 million shares of our common stock, at an exercise price of $0.026 per share.  Note 10D in the footnotes to the financial statements discloses the assumptions made in valuing these options.

(10)	Mr. Dunigan received $8,915 for an automobile lease and gas in 2008.

(11)	Mr. Dunigan received $8,306 for an automobile lease and gas in 2007.

 Employment Agreements with Executive Officers

Call Compliance Inc. entered into 5-year employment agreements, effective as of December 1, 2001, with each of Dean Garfinkel, our Chairman of the Board, Chief Executive Officer and President, and Barry Brookstein, our Chief Financial Officer, Secretary, Treasurer and director.  Messrs. Garfinkel and Brookstein’s employment contracts were extended for five years and currently expire on November 30, 2011.  Under the terms of their respective employment agreements, Mr. Garfinkel receives a base salary of $240,000 per year and Mr. Brookstein receives a base salary of $240,000 per year.  Each officer is entitled to an annual bonus from the bonus pool, the amount to be determined in the sole discretion of the Board, and an allowance for an automobile of up to $1,000 per month plus reimbursement for maintenance, insurance and gasoline also to be determined in the sole discretion of the Board.  Each employment agreement provides for health insurance and other standard benefits and contains certain non-competition prohibitions which require that each officer not engage in any business activities which directly compete with our business while he or she is employed by us, or is one of our principal stockholders.

As described above, Messrs. Garfinkel and Brookstein’s respective employment agreements provide for an annual bonus from a bonus pool, with the amount of each bonus to be determined in the sole discretion of the Board.  The bonus pool shall be equal to a percentage of our pre-tax profits, if any, after the service of any debt on a calendar year basis, starting with 25% of the first $10 million in pretax earnings, and 10% of any pretax earnings in excess of $10 million.  For the fiscal years ended December 31, 2008 and 2007, no bonuses were awarded.  At present, Messrs. Garfinkel and Brookstein’s employment agreements are guaranteed by the Company, as the parent company of Call Compliance, Inc.

On July 1, 2007, Messrs. Garfinkel and Brookstein agreed to voluntarily waive one-half of their respective salaries for one year beginning July 1, 2007.  In addition, these executive officers, principal stockholders and directors exchanged $370,000 of deferred salaries for shares of Series C Preferred Stock in December 2007.  As of December 31, 2007, an aggregate of $60,000 of deferred salary attributable to the six months of 2007 was owed to Mr. Garfinkel.  Such deferred salary was paid in equal amounts during the first six months of 2008.

Neither Mr. Dunigan nor Ms. Carfora has an employment agreement with the Company.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth in the “General” subsection above, as of December 31, 2008:

•	with respect to each option award -

•	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;

•	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;

•	the exercise price of such option; and

•	the expiration date of such option; and

•	with respect to each stock award -

•	the number of shares of our common stock that have been earned but have not vested;

•	the market value of the shares of our common stock that have been earned but have not vested;

•	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and

•	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

Option Awards

			Equity Incentive
	Number of	Number of	Plan Awards:
	Securities	Securities	Number of
	Underlying	Underlying	Securities
	Unexercised	Unexercised	Underlying	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price	Date
Dean Garfinkel	20,000,000	0	0	$0.026	1/14/2013
Barry Brookstein	10,000,000	0	0	$0.026	1/14/2013
Stefan Dunigan	10,000,000	0	0	$0.026	1/14/2013

Stock Awards

				Equity Incentive
				Plan Awards:
			Number	Market or
	Number of	Market Value	of Unearned	Pay-Out Value of
	Shares That	of Shares That	Shares That	Unearned Shares
Name	Have Not Vested	Have Not Vested	Have Not Vested	Have Not Vested
Dean Garfinkel	0	$--	0	$--
Barry Brookstein	0	--	0	--
Stefan Dunigan	0	--	0	--

Board of Directors Policy on Executive Compensation

Executive Compensation

Our executive compensation philosophy is to provide competitive levels of compensation by recognizing the need for multi-discipline management responsibilities, achievement of our company’s overall performance goals, individual initiative and achievement, and allowing our company to attract and retain management with the skills critical to its long-term success.  Management compensation is intended to be set at levels that we believe is consistent with that provided in comparable companies.  Our company’s compensation programs are designed to motivate executive officers to meet annual corporate performance goals and to enhance long-term stockholder value.  Our company's executive compensation has four major components: base salary, performance incentive, incentive stock options and other compensation.

Executive Base Salaries

Base salaries are determined by evaluating the various responsibilities for the position held, the experience of the individual and by comparing compensation levels for similar positions at companies within our principal industry.  We review our executives’ base salaries and determine increases based upon an officer’s contribution to corporate performance, current economic trends and competitive market conditions.

Performance Incentives

We utilize performance incentives based upon criteria relating to performance in special projects undertaken during the past fiscal year, contribution to the development of new products, marketing strategies, manufacturing efficiencies, revenues, income and other operating goals to augment the base salaries received by executive officers.

Incentive Stock Options

Our company uses stock options as a means to attract, retain and encourage management and to align the interests of executive officers with the long-term interest of our company’s stockholders.

Benefits and Other Compensation

Our company offers health to its executive officers, which are similar to the benefits offered to all of its employees.  Our company also provides an automobile allowance to its two senior executive officers as additional compensation.

Retirement and Post Retirement Benefits

Our company does not offer a post-retirement health plan to its executive officers or employees.

Director Compensation

Directors do not receive any cash compensation for their service as members of our Board of Directors, but they are reimbursed for reasonable out-of-pocket expenses incurred in connection with their duties as directors.  Upon establishing a stock option plan, which we have not done as of the date of filing this Form 10-K, we anticipate that directors will be granted options to purchase common stock thereunder.

Compensation Committee Interlocks And Insider Participation

The Board does not have a compensation committee, and none of our executive officers has served as a director or member of the compensation committee of any other entity whose executive officers served on our Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We currently have outstanding four classes of voting securities: our common stock, Series A Senior Convertible Voting Non-Redeemable Preferred Stock (the “Series A Preferred Stock”), Series B Senior Subordinated Convertible Voting Redeemable Preferred Stock (the “Series B Preferred Stock”) and Series C Senior Subordinated Convertible Voting Redeemable Preferred Stock (the “Series C Preferred Stock” and, collectively with the Series A Preferred Stock and Series B Preferred Stock, the “Preferred Stock”).  The Company has irrevocably waived its right to redeem the Series C Preferred Stock.  Each share of Preferred Stock currently entitles its holder to cast 100 votes on each matter voted upon by our stockholders.

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

The term “named executive officers” is defined in the SEC rules as those persons who are required to be listed in the Summary Compensation Table provided under Item 10 of this Annual Report on Form 10-K.

Except as otherwise indicated in the notes to the following table,

•	we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and

•	the address for each beneficial owner listed in the table is c/o Compliance Systems Corporation, 90 Pratt Oval, Glen Cove, New York 11542.

Series A Senior Convertible Voting Non-Redeemable Preferred Stock

	Amount and Nature of		Percentage
Name and Address of Stockholder	Beneficial Ownership		of Class
Barry Brookstein (1)	200,000	(2)	8.0%

All executive officers and directors
as a group (two persons)	200,000	(2)	8.0%

(1)	Mr. Brookstein is our Chief Financial Officer and a member of our board of directors.

(2)	Does not include 262,500 shares of Series A Preferred Stock pledged to Mr. Brookstein to secure loans made by Mr. Brookstein to the pledgors.

Series B Senior Subordinated Convertible Voting Redeemable Preferred Stock

	Amount and Nature of		Percentage
Name and Address of Stockholder	Beneficial Ownership		of Class
Barry Brookstein (1)	1,250,000	(2)	100.0%

All executive officers and directors
as a group (two persons)	1,250,000	(2)	100.0%

(1)	Mr. Brookstein is our Chief Financial Officer and a member of our board of directors.

(2)
Includes 750,000 shares of Series B Preferred Stock owned by a company in which Mr. Brookstein serves as an executive officer and director and holds a majority of its outstanding stockholder voting power.

Series C Senior Subordinated Convertible Voting Redeemable Preferred Stock

	Amount and Nature of		Percentage
Name and Address of Stockholder	Beneficial Ownership		of Class
Barry Brookstein (1)	857,593	(2)	46.9%
Dean Garfinkel (3)	466,750		25.5%

All executive officers and directors
as a group (two persons)	1,324,343	(2)	72.4%

(1)	Mr. Brookstein is our Chief Financial Officer and a member of our board of directors.

(2)
Includes (a) 450,601 shares of Series C Preferred Stock owned by a company in which Mr. Brookstein serves as an executive officer and director and holds a majority of its outstanding stockholder voting power.

(3)	Mr. Garfinkel is our Chairman of the Board, Chief Executive Officer and President.

	Amount and Nature of		Percentage
Name and Address of Stockholder	Beneficial Ownership		of Class
Barry Brookstein (1)	251,755,131	(2)	61.4%
Dean Garfinkel (3)	76,044,641	(4)	32.1
Stefan Dunigan (5)	18,319,514	(6)	9.8
Summit Trading LLC (7)	26,666,667		15.8
Agile Opportunity Fund (8)	17,000,000	(9)	9.4

All executive officers and directors
as a group (two persons)	327,799,772	(2)(4)	68.6%

(1)	Mr. Brookstein is our Chief Financial Officer and a member of our board of directors.

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

(4)
Includes (a) 95,268 shares of our common stock owned by Mr. Garfinkel’s minor children for which Mr. Garfinkel has custodial control, (b) 20,000,000 shares of our common stock issuable upon exercise of an option granted to Mr. Garfinkel in January 2008, which shares are purchasable within the next 60 days, and (c) 46,675,000 shares of our common stock issuable upon conversion of the 466,750 shares of Series C Preferred Stock beneficially owned by Mr. Garfinkel, which shares are convertible within the next 60 days.

(5)	Mr. Dunigan is our Vice President of Operations.

(6)
Includes (a) 7,500,000 shares of common stock issuable upon conversion of 75,000 shares of Series A Preferred Stock, which are shares convertible within the next 60 days, and (b) 10 million shares of our common stock issuable upon exercise of an option granted to Mr. Dunigan in January 2008, which option is currently exercisable.

(7)	The mailing address for Summit Trading Limited is 120 Flagler Avenue, New Smyrna Beach, Florida 32169.

(8)	The address for Agile Opportunity Fund LLC is 1175 Walt Whitman Road – Suite 100A, Melville, New York 11747.

(9)
Includes 12 million shares issuable upon conversion of debentures aggregating to $600,000 in principal amount owned of record by the beneficial owner, which debentures are currently convertible into such shares.  Does not include shares issuable upon conversion of interest that is accrued or may accrue under the debentures.

Dean Garfinkel, our chairman of the board, president and chief executive officer, and Barry Brookstein, our chief financial officer, have entered into "Rule 10b5-1 plans" pursuant to which they each initiated binding, irrevocable sell orders, with respect to up to 1.2 million shares of our common stock owned by each of them, at a price at or above $0.05 per share.  The sale period began October 1, 2008 and terminates on September 30, 2009.  No sales have been made through April 8, 2009 as the market price of our common stock remains below the threshold sale price under their Rule 1065-1 plans.  Under these 1065-1 plans, Messrs. Garfinkel and Brookstein are prohibited from exercising any subsequent influence over how, when or whether to effectuate any sale of their shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

At December 31, 2008, we were indebted on an unsecured demand loan in the principal amount of $150,000 to Mr. Henry Ponzio, a minor stockholder of the Company.  The note bears interest at 18% per annum and is payable on demand.

At December 31, 2008, we were indebted on an unsecured loan in the principal amount of $50,000 to Mr. Brad Friedman, a minor stockholder of the Company.  The note bears interest at 12% per annum and due and is payable on March 31, 2009.

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

Our Chairman, Dean Garfinkel, has been on the Executive Board of Directors of the ATA since 2004.  In 2005, we entered into an agreement with the ATA to provide to its members an online system designed to assist telemarketers to easily fill out voluminous state commercial registration forms, which we call the Registration Guide.  The agreement with ATA was negotiated on an arm’s length basis and we believe does not contain terms which are less favorable to us than agreements the ATA enters into with other entities.

Item 14. Principal Accounting Fees and Services.

Holtz Rubinstein Reminick LLP (“Holtz Rubinstein”) has served as our independent certified public accountants since October 2007.  Prior to October 2007, BP Audit Group, PLLC (“BP Audit Group”) acted as our independent certified public accountants.

Principal Accountant Fees and Services

The following table sets forth the fees billed by our independent certified public accountants for the years ended December 31, 2008 and 2007 for the categories of services indicated.

	Fiscal Year Ended December 31,
Category	2008	2007
Audit fees (1)	$67,500	$67,500
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All Other Fees (4)	0	3,200

(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table.

(3)	Consists of professional services rendered for tax compliance, tax advice and tax planning. The nature of these tax services is tax preparation.

(4)	Consists of consulting services provided by BP Audit Group regarding disclosures contained in our Current Report on Form 8-K (Date of Report: October 4, 2007) filed with the SEC on October 10, 2007.

Audit Committee Approval

We do not have an audit committee of our board of directors.  We believe that each member of our board has the expertise and experience to adequately serve our stockholders’ interests while serving as directors.  Since we are not required to maintain an audit committee and our full board acts in the capacity of an audit committee, we have not elected to designate any member of our board as an “audit committee financial expert.”

Pre-Approval Policy

We understand the need for Holtz Rubenstein to maintain objectivity and independence in its audit of our financial statements.  To minimize relationships that could appear to impair the objectivity of Holtz Rubenstein, our board of directors has restricted the non-audit services that Holtz Rubenstein may provide to us and has determined that we would obtain even these non-audit services from Holtz Rubenstein only when the services offered by Holtz Rubenstein are more effective or economical than services available from other service providers.

Our board of directors has adopted policies and procedures for pre-approving all non-audit work performed by Holtz Rubenstein or any other accounting firms we may retain.  Specifically, under these policies and procedures, our board shall pre-approve the use of Holtz Rubenstein for detailed, specific types of services within the following categories of non-audit services: merger and acquisition due diligence and related accounting services; tax services; internal control reviews; and reviews and procedures that we request Holtz Rubenstein to undertake to provide assurances of accuracy on matters not required by laws or regulations.  In each case, the policies and procedures require our board to set specific annual limits on the amounts of such services which we would obtain from Holtz Rubenstein and require management to report the specific engagements to the board and to obtain specific pre-approval from the board for all engagements.

Board of Directors Approval of Audit-Related Activities

Management is responsible for the preparation and integrity of our financial statements, as well as establishing appropriate internal controls and financial reporting processes.  Holtz Rubenstein is responsible for performing an independent audit of our financial statements and issuing a report on such financial statements.  Our board’s responsibility is to monitor and oversee these processes.

Our board reviewed the audited financial statements of our company for the year ended December 31, 2008 and met with both other members of management and the independent auditors, separately and together, to discuss such financial statements.  Management and the auditors have represented to us that the financial statements were prepared in accordance with generally accepted accounting principles in the United States.  Our board also received written disclosures and a letter from our auditors regarding their independence from us, as required by [Independence Standards Board Standard No. 1,] and discussed with the auditors their independence with respect to all services that our auditors rendered to us.  Our board also discussed with the auditors any matters required to be discussed by Statement on Auditing Standards No. 61.  Based upon these reviews and discussions, our board authorized and directed that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2008.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The financial statements and schedules included in this Annual Report on Form 10-K are listed in Item 8 and commence following page 38.

Exhibits

The following exhibits are being filed as part of this Annual Report on Form 10-K.

Exhibit
Number	Exhibit Description
3.1	Composite of Articles of Incorporation of Compliance Systems Corporation, as amended to date.

3.2
Bylaws of Compliance Systems Corporation (f/k/a GSA publications, Inc.), as amended to date.  [Incorporated by reference to Exhibit 3.2(iii) to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.1	United States Patent, dated December 11, 2001. [Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.3
Patent License Agreement, dated April 11, 2002, between Call Compliance, Inc. and Illuminet, Inc.  [Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.4
CCI Alliance Agreement, dated April 11, 2002, between Call Compliance, Inc. and Illuminet, Inc.  [Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.5
Addendum to Promissory Note, dated July 25, 2005, between Call Compliance, Inc. and Barry Brookstein.  [Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.6
Lease Agreement, dated May 10, 2002, between Call Compliance, Inc. and Spirits Management, Inc.  [Incorporated by reference to Exhibit 99.1 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.7
Non-Negotiable Promissory Note, dated December 1, 2002, between Call Compliance, Inc. and Spirits Management, Inc.  [Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.8
Non-Negotiable Promissory Note, dated December 1, 2002, between Call Compliance, Inc. and Telmax Co., Inc.  [Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.9
Non-Negotiable Promissory Note, dated December 1, 2002, between Call Compliance, Inc. and Phone Tel New Corp.  [Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.10
Guaranty, dated December 1, 2002, among Call Compliance, Inc., Call Compliance.com, Inc. and Telmax Co., Inc.  [Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.11
Guaranty, dated December 1, 2002, among Call Compliance, Inc., Call Compliance.com, Inc. and PhoneTel New Corp.  [Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.12
Guaranty, dated December 1, 2002, among Call Compliance, Inc., Call Compliance.com, Inc. and Tele-Serv, Inc.  [Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.13
Guaranty, dated December 1, 2002, among Call Compliance, Inc., Call Compliance.com, Inc. and Spirits Management, Inc.  [Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.14
Patent Security Agreement, dated as of _______ 2003 [sic], between Compliance Systems Corporation and Call Compliance.Com, Inc.  [Incorporated by reference to Exhibit 10.21 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.15
Promissory Agreement, dated July 15, 2004, among Call Compliance, Inc., Tele-Serv, Inc. and Compliance Systems Corporation.  [Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.16
Promissory Agreement, dated July 15, 2004, among Call Compliance, Inc., Telmax Co., Inc. and Compliance Systems Corporation.  [Incorporated by reference to Exhibit 10.24 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.17
Promissory Agreement, dated July 15, 2004, among Call Compliance, Inc., PhoneTel New Corp. and Compliance Systems Corporation.  [Incorporated by reference to Exhibit 10.25 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.18
Promissory Agreement, dated July 15, 2004, among Call Compliance, Inc., Spirits Management, Inc. and Compliance Systems Corporation.  [Incorporated by reference to Exhibit 10.26 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.19
Lease Agreement, dated October 18, 2004, between DELL Financial Services L.P. and Call Compliance, Inc.  [Incorporated by reference to Exhibit 99.2 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.20
Assignment of Lease with Consent of Landlord, dated January 26, 2005, between Automated Systems Nationwide Network, Inc. and Call Compliance, Inc.  [Incorporated by reference to Exhibit 99.3 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.21
Sublease Modification Agreement, dated January 26, 2005, between Automated Systems Nationwide Network, Inc. and Intellidyne LLC.  [Incorporated by reference to Exhibit 99.4 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.22
Addendum to Promissory Agreement, dated July 25, 2005, between Compliance Systems Corporation and Barry Brookstein.  [Incorporated by reference to Exhibit 10.27 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.23
Addendum to Promissory Agreement, dated July 26, 2005, between Compliance Systems Corporation and Spirits Management, Inc.  [Incorporated by reference to Exhibit 10.28 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.24
Non-Negotiable Promissory Note, dated July 1, 2005, between Compliance Systems Corporation and Alison Garfinkel.  [Incorporated by reference to Exhibit 10.29 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.25
Non-Negotiable Promissory Note, dated July 1, 2005, between Compliance Systems Corporation and Dean Garfinkel.  [Incorporated by reference to Exhibit 10.30 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.26
Promissory Note, dated August 1, 2005, between Compliance Systems Corporation and Brad Friedman.  [Incorporated by reference to Exhibit 10.31 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.27
Separation, Mutual Release and Stock Purchase Agreement, dated September 20, 2005, among Alison Garfinkel, Compliance Systems Corp and Call Compliance, Inc.  [Incorporated by reference to Exhibit 99.5 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.28
Employment Agreement dated September 30, 2005 between Call Compliance, Inc. and Barry Brookstein.  [Incorporated by reference to Exhibit 10.35 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.29
First Amendment to Employment Agreement dated December 1, 2001, dated September 30, 2005, between Call Compliance, Inc. and Barry Brookstein.  [Incorporated by reference to Exhibit 10.35 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.30
Employment Agreement dated September 30, 2005 between Call Compliance, Inc. and Dean Garfinkel.  [Incorporated by reference to Exhibit 10.36 to Amendment Number 1 to our Registration Statement on Form SB-2/A, filed with the SEC on August 11, 2006.]

10.31
First Amendment to Employment Agreement dated December 1, 2001, dated September 30, 2005, between Call Compliance, Inc. and Dean Garfinkel.  [Incorporated by reference to Exhibit 10.36 to Amendment Number 1 to our Registration Statement on Form SB-2/A, filed with the SEC on August 11, 2006.]

10.32
Promissory Note, dated October 28, 2005, between Compliance Systems Corporation and Henry A. Ponzio.  [Incorporated by reference to Exhibit 10.34 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.33
Secured Convertible Debenture, dated November 30, 2005, issued to Montgomery Equity Partners, Ltd.  [Incorporated by reference to Exhibit 10.37 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.34
Securities Purchase Agreement, dated November 30, 2005, between Compliance Systems Corporation and Montgomery Equity Partners, Ltd.  [Incorporated by reference to Exhibit 10.38 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.35
Investor Registration Rights Agreement, dated November 30, 2005, between Compliance Systems Corporation and Montgomery Equity Partners, Ltd.  [Incorporated by reference to Exhibit 10.39 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.36
Debenture, dated November 30, 2005, issued to Montgomery Equity Partners, Ltd.  [Incorporated by reference to Exhibit 10.40 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.37
Pledge and Escrow Agreement, dated November 30, 2005, between Compliance Systems Corporation and Montgomery Equity Partners, Ltd.  [Incorporated by reference to Exhibit 10.41 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.38
Security Agreement, dated November 30, 2005, between Compliance Systems Corporation and Montgomery Equity Partners, Ltd.  [Incorporated by reference to Exhibit 10.42 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.39
Lock-up Agreement, dated November 30, 2005, between Compliance Systems Corporation and Montgomery Equity Partners, Ltd.  [Incorporated by reference to Exhibit 10.43 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.40
Stock Purchase Agreement, dated November 30, 2005, between Compliance Systems Corporation and certain stockholders listed therein.  [Incorporated by reference to Exhibit 10.45 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.41
Securities Purchase Agreement, dated March 8, 2006, between Compliance Systems Corporation and Montgomery Equity Partners, Ltd.  [Incorporated by reference to Exhibit 10.47 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.42
Secured Convertible Debenture, dated March 8, 2006, issued to Montgomery Equity Partners, Ltd.  [Incorporated by reference to Exhibit 10.48 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.43
Pledge and Escrow Agreement, dated March 8, 2006, among Compliance Systems Corporation, Montgomery Equity Partners, Ltd. and David Gonzalez, Esq.  [Incorporated by reference to Exhibit 10.49 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.44
Investor Registration Rights Agreement, dated March 8, 2006, between Compliance Systems Corporation and Montgomery Equity Partners, Ltd.  [Incorporated by reference to Exhibit 10.50 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.45
Insider Pledge and Escrow Agreement, dated March 8, 2006, among Compliance Systems Corporation, Montgomery Equity Partners, Ltd. and David Gonzalez, Esq.  [Incorporated by reference to Exhibit 10.51 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.46
Insider Pledge and Escrow Agreement, dated March 8, 2006, among Compliance Systems Corporation, Montgomery Equity Partners, Ltd. and David Gonzalez, Esq.  [Incorporated by reference to Exhibit 10.52 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.47
Security Agreement, dated March 8, 2006, between Compliance Systems Corporation and Montgomery Equity Partners, Ltd.  [Incorporated by reference to Exhibit 10.53 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.48
Security Agreement, dated March 8, 2006, between Telephone Blocking Services Corporation and Montgomery Equity Partners, Ltd.  [Incorporated by reference to Exhibit 10.54 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.49
Security Agreement, dated March 8, 2006, between CallCenter Tools, Inc. and Montgomery Equity Partners, Ltd.  [Incorporated by reference to Exhibit 10.55 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.50
Security Agreement, dated March 8, 2006, between Jasmin Communications, Inc. and Montgomery Equity Partners, Ltd.  [Incorporated by reference to Exhibit 10.56 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.51
Security Agreement, dated March 8, 2006, between Call Compliance.com, Inc. and Montgomery Equity Partners, Ltd.  [Incorporated by reference to Exhibit 10.57 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.52
Security Agreement, dated March 8, 2006, between Call Compliance, Inc. and Montgomery Equity Partners, Ltd.  [Incorporated by reference to Exhibit 10.58 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.53
Termination Agreement, dated March 7, 2006, between Call Compliance, Inc. and Montgomery Equity Partners, Ltd.  [Incorporated by reference to Exhibit 10.59 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.54
Irrevocable Transfer Agent Instructions, dated March 8, 2006, by and between Call Compliance Systems Corporation and Montgomery Equity Partners, Ltd.  [Incorporated by reference to Exhibit 10.60 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

10.55
$150,000 Promissory Note, dated September 30, 2006, issued by Call Compliance.com, Inc. to Nascap Corp.  [Incorporated by reference to Exhibit 10.61 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.]

10.56
Security Agreement, dated March 8, 2006 by and between Call Compliance, Inc. and Nascap Corp.  [Incorporated by reference to Exhibit 10.62 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.]

10.57
Guaranty Agreement, dated September 30, 2006, by Compliance Systems Corporation in favor of Nascap Corp.  [Incorporated by reference to Exhibit 10.63 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.]

10.58
Consent, dated September 30, 2006, of Montgomery Equity Partners, Ltd. to the issuance by Call Compliance, Inc. of a $150,000 Promissory Note to Nascap Corp.  [Incorporated by reference to Exhibit 10.64 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.]

10.59
Subordination Agreement, dated September 30, 2006, by Montgomery Equity Partners, Ltd. in favor of Nascap Corp.  [Incorporated by reference to Exhibit 10.65 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.]

10.60
Agreement, dated January 3, 2006, between Compliance Systems Corporation and Montgomery Equity Partners, Ltd.  [Incorporated by reference to Exhibit 10.66 to Amendment Number 3 to our Registration Statement on Form SB-2/A, filed with the SEC on January 11, 2007.]

10.61
Security Agreement, dated March 10, 2006, between the Compliance Systems Corporation and Montgomery Equity Partners, Ltd.  [Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (Date of Report: March 10, 2006), filed with the SEC on March 10, 2006.]

10.62
Form of Subsidiary Security Agreement, dated March 10, 2006, between our subsidiaries and Montgomery Equity Partners, Ltd.  [Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K (Date of Report: March 10, 2006), filed with the SEC on March 10, 2006.]

10.63
Securities Purchase Agreement, dated March 16, 2007, between Compliance Systems Corporation and Cornell Capital Partners, LP.  [Incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.]

10.64
Investor Registration Rights Agreement, dated March 16, 2007, between Compliance Systems Corporation and Cornell Capital Partners, LP.  [Incorporated by reference to Exhibit 10.25 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.]

10.65
Secured Convertible Debenture, dated March 16, 2007, issued to Cornell Capital Partners, LP.  .  [Incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.]

10.66
Letter Agreement, effective as of December 6, 2007, among Compliance Systems Corporation and YA Global Investments, LLC and Montgomery Equity Partners, LP.  [Incorporated by reference to Exhibit 10.67 to our Current Report on Form 8-K (Date of Report: December 12, 2007), filed with the SEC on December 12, 2007.]

10.67
Letter Agreement, effective as of December 1, 2007, between Compliance Systems Corporation and The Investor Relations Group Inc.  [Incorporated by reference to Exhibit 10.68 to our Current Report on Form 8-K (Date of Report: December 12, 2007), filed with the SEC on December 12, 2007.]

10.68
Pledge and Escrow Agreement, dated March 16, 2007, among Compliance Systems Corporation, Cornell Capital Partners, LP and David Gonzalez, Esq.  [Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.]

10.69
Irrevocable Transfer Agent Instructions, dated March 16, 2007, among Compliance systems Corporation, Cornell Capital Partners, LP and Continental Stock Transfer & Trust Company.  [Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.]

10.70
Amended and Restated Irrevocable Transfer Agent Instructions, dated March 16, 2007, among Compliance Systems Corporation, Cornell Capital Partners, LP and Continental Stock Transfer & Trust Company.  [Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.]

10.71
Form of Debentures sold in September 2007.  [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the SEC on November 14, 2007.]

10.72
Letter of Compliance Systems Corporation, dated August 7, 2007, addressed to Cornell Capital Partners, LP.  [Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the SEC on November 14, 2007.]

10.73
Form of Option Agreement, dated as of January 4, 2008, with respect to options granted by Compliance Systems Corporation to Dean Garfinkel (20,000,000 shares) and Barry M. Brookstein (10,000,000 shares).  [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: January 4, 2008), filed with the SEC on February 15, 2008.]

10.74
Securities Purchase Agreement dated as of May 6, 2008, between Compliance Systems Corporation and Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]

10.75
Secured Convertible Debenture of Compliance Systems Corporation, dated May 6, 2008, in the principal amount of $300,000 and payable to Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]

10.76
Security Agreement dated as of May 6, 2008, between Compliance Systems Corporation and Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]

10.77
Limited Non-Recourse Guaranty Agreement dated as of May 6, 2008, between Dean Garfinkel and Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]

10.78
Limited Non-Recourse Guaranty Agreement dated as of May 6, 2008, between Barry Brookstein and Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]

10.79
Limited Non-Recourse Guaranty Agreement, dated as of May 6, 2008, between Spirits Management, Inc. and Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]

10.80
Stock Pledge Agreement, dated as of May 6, 2008, between (sic) Agile Opportunity Fund, LLC, Dean Garfinkel and Barry Brookstein. [Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]

10.81
Warrant Certificate of Compliance Systems Corporation, dated as of May 6, 2008, registered in the name of Cresta Capital Strategies, LLC.  [Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]

10.82
Secured Convertible Debenture of Compliance Systems Corporation, dated September 2, 2008, in the principal amount of $300,000 and payable to Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: September 2, 2008), filed with the SEC on September 5, 2008.]

10.83
Warrant Certificate of Compliance Systems Corporation, dated as of September 2, 2008, registered in the name of Cresta Capital Strategies, LLC.  [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: September 2, 2008), filed with the SEC on September 5, 2008.]

10.84
Consulting Agreement, executed as of December 1, 2008, between Compliance Systems Corporation and Summit Trading Limited.  [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: December 1, 2008), filed with the SEC on December 5, 2008.]

10.85
Agreement to Amend and Restate Secured Convertible Debentures, dated as of January 31, 2009, between Compliance Systems Corporation and Agile Opportunity Fund, LLC [Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.86
Amended and Restated Secured Convertible Debenture of Compliance Systems Corporation, dated May 6, 2008, in the principal amount of $300,000 and payable to Agile Opportunity Fund, LLC [Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.87
Amended and Restated Secured Convertible Debenture of Compliance Systems Corporation, dated September 2, 2008, in the principal amount of $300,000 and payable to Agile Opportunity Fund, LLC[Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.88
Waiver and Standstill Agreement, dated as of January 26, 2009, between Compliance Systems Corporation, Call Compliance, Inc. and Nascap Corp [Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.89
Loan Modification Agreement, dated as of March 31, 2009, among Compliance Systems Corporation, Call Compliance, Inc. and Nascap Corporation [Incorporated by reference to Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.90
Amended and Restated Promissory Note of Call Compliance, Inc., dated March 31, 2009, in the principal amount of up to $750,000 and payable to Nascap Corporation [Incorporated by reference to Exhibit 10.13 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.91
Form of Class A Warrant Certificate of Compliance Systems Corporation registered in the name of Nascap Corp. [Incorporated by reference to Exhibit B to the Loan Modification Agreement made Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.92
Form of Class B Warrant Certificate of Compliance Systems Corporation registered in the name of Nascap Corp. [Incorporated by reference to Exhibit C to the Loan Modification Agreement made Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.93
Promissory Note of Call Compliance, Inc., dated as of March 3, 2009, in the principal amount of $50,000 and payable to Barry Brookstein [Incorporated by reference to Exhibit 10.16 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.94
Corporate Guaranty, dated March 3, 2009, of Compliance Systems Corporation in favor of Barry Brookstein [Incorporated by reference to Exhibit 10.17 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.95
Promissory Note of Compliance Systems Corporation, dated as of March 2, 2009, in the principal amount of $24,750 and payable to Pretect, Inc [Incorporated by reference to Exhibit 10.18 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

14.1	Code of Ethics. [Incorporated by reference to Exhibit 14.1 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

16.1
Letter of BP Audit Group, PLLC, dated October 10, 2007, addressed to the SEC.  [Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K (Date of Report: October 4, 2007), filed with the SEC on October 10, 2007.]

21.1	Subsidiaries. [Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on March 28, 2008.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Dean Garfinkel.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Barry M. Brookstein

32.1	Section 1350 Certification of Dean Garfinkel.

32.2	Section 1350 Certification of Barry M. Brookstein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Compliance System Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Compliance System Corporation and Subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ (deficiency) equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered continued losses from operations since inception, and as of December 31, 2008, had stockholders’ and working capital deficiencies of $694,962 and $840,997, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
March 23, 2009

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS:
Current assets:
Cash	$208,222	$921,082
Accounts receivable, net	82,895	93,399
Prepaid expenses and other current assets	231,312	136,971
Total current assets	522,429	1,151,452

Property, equipment and capitalized software costs, net	98,225	150,635

Deferred loan costs, net	66,411	--
Patents, net	20,285	21,785
Security deposits	18,100	18,100

Total Assets	$725,450	$1,341,972

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY:
Current liabilities:
Short-term and demand notes payable	$310,925	$310,909
Accounts payable and accrued expenses	414,255	341,687
Accrued officer’s compensation	--	60,000
Secured convertible debenture and accrued interest thereon	587,293	--
Current maturities of long-term debt	50,933	86,901
Total current liabilities	1,363,406	799,497

Long-term debt, less current maturities	--	50,000
Deferred service revenue and other deferred credits	57,006	57,917

Total liabilities	1,420,412	907,414

Commitments and contingencies

Stockholders’ (deficiency) equity:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, issued and outstanding	2,500	2,500
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 and 1,885,709 shares issued and outstanding, respectively	1,829	1,886
Common stock, $.001 par value; 2,000,000,000 shares authorized, 169,286,662 and 128,149,238 shares issued and outstanding, respectively	169,287	128,149
Additional paid-in capital	5,843,999	5,588,900
Accumulated deficit	(6,713,827)	(5,288,127)
Total stockholders’ (deficiency) equity	(694,962)	434,558

Total liabilities and stockholders’ (deficiency) equity	$725,450	$1,341,972

See accompanying notes to consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Revenues	$1,857,242	$1,814,884
Cost of revenues	930,169	897,731

Gross margin	927,073	917,153

Operating expenses:
Selling, general and administrative expenses	2,142,180	1,239,453
Interest expense	143,431	498,880
Amortization of loan costs and related financing expense	75,687	308,833

Total operating expenses	2,361,298	2,047,166

Operating loss	(1,434,225)	(1,130,013)

Gain (loss) on extinguishment of debt, net	8,525	(60,140)

Net loss	(1,425,700)	(1,190,153)

Preferred dividends	150,000	--
Beneficial conversion cost of issuing Series A Preferred Stock	--	320,661

Loss attributable to common shareholders	$(1,575,700)	$(1,510,814)

Basic and diluted per share data:
Loss per share	$(.01)	$(.02)

Weighted average shares outstanding	137,575,649	70,514,928

See accompanying notes to consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY
Years Ended December 31, 2008 and 2007

								Total
						Additional		Shareholders’
	Preferred Stock					Paid-In	Accumulated	Equity
	Series A	Series B	Series C	Shares	Amount	Capital	Deficiency	(Deficiency)
Balances, January 1, 2007	--	--	--	50,000,000	$50,000	$2,394	$(4,097,974)	$(4,045,580)
Conversion of 2006 debentures, net of deferred loan cost offset	--	--	--	70,649,238	70,649	(70,649)	--	--
Debt extension warrant value	--	--	--	--	--	12,900	--	12,900
Stockholder’s collateral pledge value	--	--	--	--	--	2,298	--	2,298
Issuance of 2,500,000 shares of Series A Preferred Stock, net of costs of $45,616	$2,500	--	--	--	--	2,451,884	--	2,454,384
Issuance of 1,250,000 shares of Series B Preferred Stock for cancellation of debt	--	$1,250	--	--	--	1,248,750	--	1,250,000
Issuance of 1,885,709 shares of Series C Preferred Stock for cancellation of debt	--	--	$1,886	--	--	1,883,823	--	1,885,709
Common stock issued for services	--	--	--	7,500,000	7,500	57,500	--	65,000
Net loss	--	--	--	--	--	--	(1,190,153)	(1,190,153)
Balances, December 31, 2007	2,500	1,250	1,886	128,149,238	128,149	5,588,900	(5,288,127)	434,558

Cashless exercise of warrants	--	--	--	2,756,757	2,757	(2,757)	--	--
Common stock issued for services	--	--	--	27,666,667	27,667	162,333	--	190,000
Common stock issued to secured convertible debenture purchaser	--	--	--	5,000,000	5,000	89,000	--	94,000
Conversion of 57,140 shares of Series C Preferred Stock to common stock	--	--	(57)	5,714,000	5,714	(5,657)	--	--
Stock based compensation value	--	--	--	--	--	162,000	--	162,000
Warrant issuance value	--	--	--	--	--	180	--	180
Preferred dividends	--	--	--	--	--	(150,000)	--	(150,000)
Net loss	--	--	--	--	--	--	(1,425,700)	(1,425,700)
Balances, December 31, 2008	$2,500	$1,250	$1,829	169,286,662	$169,287	$5,843,999	$(6,713,827)	$(694,962)

See accompanying notes to consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,425,700)	$(1,190,153)
Adjustments to reconcile net loss to net cash used by operating activities:
(Gain) loss on extinguishment of debt	(8,525)	60,140
Depreciation of property and equipment	108,694	126,444
Amortization of deferred charges and intangibles	169,943	265,728
Interest/penalty accrued and not paid or imputed on related party transactions	44,875	406,560
Stock based compensation	162,000	--
Changes in assets and liabilities:
Accounts receivable	10,504	64,046
Prepaid expenses and other current assets	35,182	12,835
Accounts payable and accrued expenses	81,093	(32,350)
Accrued officers’ compensation	(60,000)	120,000
Deferred credits	(911)	(15,393)
Total adjustments	542,855	1,008,010
Net cash used by operating activities	(882,845)	(182,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits and other	--	5,948
Payments for property, equipment and capitalized software	(56,284)	(32,496)
Net cash used by investing activities	(56,284)	(26,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred loan costs	(105,500)	(72,866)
Settlement of convertible debentures and applicable accruals thereon	--	(1,139,276)
Proceeds from issuance of long-term debt	--	150,000
Proceeds from issuance of secured convertible debentures	600,000	--
Net short-term and demand loan repayments	(32,263)	(150,416)
Proceeds from related party loans	--	57,500
Proceeds from issuance of preferred stock, net of costs	--	2,454,384
Preferred stock dividends	(150,000)	--
Repayments of long-term debt	(85,968)	(216,250)
Net cash provided by financing activities	226,269	1,083,076

NET (DECREASE) INCREASE IN CASH	(712,860)	874,385
CASH – beginning of year	921,082	46,697
CASH – end of year	$208,222	$921,082

SUPPLEMENTAL INFORMATION:
Interest paid	$124,442	$503,965

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$190,000	$65,000
Value of common stock issued to secured convertible debenture purchaser	$94,000	$--
Conversion of Series C Preferred Stock to common stock	$57,140	$--
Insurance premiums financed	$32,279	$42,884
Debt, interest and accrued officers’ compensation exchanged for equity	$--	$3,135,709
Secured convertible debentures converted to common stock	$--	$352,414
Value of warrants issued in exchange for loan extension	$--	$12,900
Imputed interest for stockholder collateral pledge value	$--	$2,298
Cashless exercise of stock warrants	$2,757	$--
Value of warrants issued to investment banker	$180	$--

See accompanying notes to consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Business Description and Going Concern

A.	Organization and Business Description

Compliance Systems Corporation (the “Company”) was incorporated in Nevada on November 17, 2003 under the name “GSA Publications, Inc.” (“GSA”).  On February 10, 2006, the Company’s business predecessor, Compliance Systems Corporation, a corporation incorporated in Delaware on November 7, 2002 (“CSC”) pursuant to a corporate reorganization of several closely related companies that had commenced operations in December 2001, was merged with and into GSA (the “CSC/GSA Merger”).  CSC was treated as the surviving corporation of the CSC/GSA Merger for accounting purposes due to the fact that the prior owners of CSC acquired approximately 85% of the surviving corporation’s stock as a result of the CSC/GSA Merger.  Following the effectiveness of the CSC/GSA Merger, the surviving corporation changed its name to “Compliance Systems Corporation” and, directly and through the Company’s wholly-owned subsidiaries, began operating the businesses previously conducted by CSC.  Unless the context otherwise implies, the term “Company” in these financial statements includes Company and its wholly-owned subsidiaries on a consolidated basis.

The Company, with headquarters in Glen Cove, New York, is in the business of providing tools to assist telemarketing companies in complying with federal and state “Do-Not-Call” laws and regulations collectively (“DNC regulations”).  The Company’s patented TeleBlock technology allows telemarketers to automatically screen and block outbound calls in real-time against federal, state, third-party and in-house do-not-call lists.  In addition, the Company markets various on-line guides, providing up-to-the-minute e-mail alerts of new and proposed telemarketing legislation as well as access to regularly updated information regarding DNC regulations governing the domestic and Canadian teleservices industries.  The Company also offers consultation services to telemarketing companies focusing on their technologies, procedures and policies to determine whether the telemarketer is in compliance with the various telemarketing laws and regulations.  Recently, the Company expanded its operations to include voice-over-internet-protocol services through one subsidiary, which offers US dial-tone world-wide to companies calling into the United States, and is presently the only broadband company licensed to offer TeleBlock.  Under generally accepted accounting principles, the Company operates in a single business segment.

B.	Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered continued losses from operations since its inception.  At December 31, 2008, the Company had stockholders’ and working capital deficiencies of $694,962 and $840,977, respectively. The Company’s stockholders’ equity and working capital at December 31, 2007 were $434,558 and $351,955, respectively.  In December 2007, the Company received gross cash proceeds of $2,500,000 from the sale of 2,500,000 shares of Series A Senior Convertible Voting Non-Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), of the Company.  A portion of such proceeds was used to repay certain then outstanding secured convertible debentures.  Also in December 2007, the Company exchanged other outstanding debt, primarily owed to related parties, totaling $3,135,709 in principal amount, for 1,250,000 shares of Series B Senior Subordinated Convertible Voting Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), of the Company and 1,885,709 shares of Series C Senior Subordinated Convertible Voting Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock” and, collectively with the Series A Preferred Stock and Series B Preferred Stock, the “Preferred Stock”), of the Company.  Between May and September 2008, the Company also sold secured convertible debentures in the aggregate principal amount of $600,000 and 5,000,000 shares of the common stock, par value $0.001 per share (the “Common Stock”), of the Company for total gross proceeds of $600,000.

Despite these positive effects on the Company’s current financial position, continuous net losses incurred over the last six fiscal years raise substantial doubt about the Company’s ability to continue as a going concern.  Such continuation is dependent upon the Company’s ability to obtain additional financing, increase revenues, control costs and operate profitably.  To this end, the Company has retained an investment banking firm to explore acquisition opportunities that may diversify the Company’s existing range of services, as well as to assist the Company in obtaining additional financing as required.  There is no assurance that the Company will be successful in attaining these objectives or that attaining such objectives will result in operating profits, positive cash flows or an overall improvement in the Company’s financial position in future periods.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies

A.	Use of Estimates

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

B.	Cash

At certain times, bank balances may exceed coverage provided by the Federal Deposit Insurance Corporation, however, due to the size and strength of the financial institutions where such balances are held, such exposure to loss is considered minimal.

C.	Accounts Receivable

Accounts receivable historically have not required any significant write-offs for credit losses.  Based on management’s evaluation of collectibility, an allowance for doubtful accounts of approximately $8,950 and $6,550 at December 31, 2008 and 2007, respectively, has been provided applicable to certain peripheral service and commission receivables.  For the Company’s TeleBlock services, the Company’s end-users remit their payments to telephone carriers as part of their monthly payments.  The telephone carriers are billed for the applicable portion of these payments pursuant to contractual arrangements with a very large connectivity and database provider, such database including among other things the Do-Not-Call lists.  Monthly remittances are made to the Company by this connectivity and database provider.  Based on the financial strength of this provider, the Company does not provide an allowance for doubtful accounts for these receivables.

D.	Property, Equipment, Depreciation and Amortization

Fixed assets are stated at cost less accumulated depreciation.  These assets, including assets acquired under capital leases, are depreciated on a straight-line basis over their estimated useful lives (generally two to five years).  Leasehold improvements are amortized over 39 to 55 months.  Depreciation and amortization expenses are classified according to their applicable operating expense categories on the consolidated statements of operations.  Repairs and maintenance are expensed as incurred.  Renewals and betterments are capitalized.  When fixed assets are retired or disposed of, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is recognized in operations.

E.	Capitalized Software Cost and Amortization

Included in fixed assets is the capitalized cost of internal-use software, including software used to upgrade and enhance processes supporting the Company’s business.  The Company capitalizes costs incurred during the application development stage related to the development of internal-use software and amortizes these costs over the estimated useful life of five years.  Costs incurred related to design or maintenance of internal-use software is expensed as incurred.

F.	Amortization of Deferred Loan and Related Costs

Accounting, legal fees and other costs related to the Company’s registration for resale of certain shares of Common Stock under the Securities Act of 1933, as amended (the “Securities Act”), in 2007 were capitalized.  At the effective date of such registration, these accumulated costs totaled $543,557.  The costs were being amortized to expense from the effective date to March 7, 2009, the extended maturity date of debentures (the “2006 Debentures”), except that upon conversion, amounts equivalent to the converted debt were charged directly against paid-in capital.  At December 24, 2007, a total of $505,569 of deferred registration costs had been amortized, of which $153,155 had been charged to loan cost amortization expense and $352,414, equivalent to the amount of the 2006 Debentures that had been converted into shares of Common Stock, had been charged directly against paid-in capital.  In connection with the retirement of the 2006 Debentures in 2007, the unamortized balance of these costs, $37,988, was charged to expense as loss on extinguishment of debt.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred loan costs related to the 2006 Debentures, as well as other debt of the Company, were capitalized and being amortized over the remaining terms of the respective debt instruments.  In addition, the proportionate amounts of unamortized loan costs related to converted amounts of the 2006 Debentures were expensed when the conversions occurred.  On September 24, 2007, the Company obtained one- year extensions of the maturity dates on the 2006 and 2007 Debentures in exchange for the issuance to the debenture holders of five year warrants to purchase an aggregate 3 million shares of Common Stock at an exercise price of $.004 per share.  These warrants were valued at $12,900 and the amortization periods of the loan costs were adjusted accordingly.  The total loan cost amortization charged to expense for the 2006 Debentures and 2007 Debenture was $109,663 as of December 24, 2007, including $18,026 that was expensed upon conversion of the 2006 Debentures and $91,637 that was amortized.  The 2006 Debentures and 2007 Debenture were satisfied and retired on December 24, 2007.  The unamortized balance of all deferred loan costs applicable to the 2006 Debentures and 2007 Debenture, totaling $59,180, was charged to expense as a loss on extinguishment of debt in connection with such satisfaction and retirement.

Loan costs of $62,680 were incurred in connection with the sale and issuance in May 2008 of a convertible debenture (the “Initial Agile Debenture”) in the principal amount of $300,000 to Agile Opportunity Fund, LLC (“Agile”).  These deferred loan costs are being amortized to loan cost amortization over the eighteen month term of the Initial Agile Debenture.  Additional loan costs of $43,000 were incurred in connection with the sale and issuance in September 2008 of a second convertible debenture (the “Additional Agile Debenture”) in the principal amount of $300,000 to Agile.  These additional deferred loan costs are being amortized over fourteen months, the term of the Additional Agile Debenture.  As the Agile Initial Debenture and/or Agile Additional Debenture (Collectively, the “Agile Debentures”) are converted into Common Stock, if ever, the proportionate amounts of unamortized loan costs related to the amounts of the Agile Debentures so converted will be expensed.  Loan cost amortization charged to expense with respect to the Agile Debentures was $39,269 for the twelve months ended December 31, 2008, and the unamortized balance of these costs at such date was $66,411.  The scheduled amortization of these costs is expected to be $19,659 per fiscal quarter through the quarter ending September 30, 2009 and $7,434 for the quarter ending December 31, 2009.

G.	Patents

The Company owns the TeleBlock Do-Not-Call blocking patent, which is recorded at cost and is being amortized over its expected 15-year life on a straight-line basis.  The Company also has an approved registration for its patent in Europe, which is being amortized over 17.75 years through September 2024.  The weighted average expected life of the patents at December 31, 2007 is approximately 14.3 years.

H.	Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  Conditions that would necessitate such review include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets used in operations, impairment losses only are recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted cash flows.  Impairment losses are measured as the difference between the carrying amount and estimated fair value.  Long-lived assets are considered held for sale under applicable criteria.  No assets were held for sale at December 31, 2008 and 2007.  There are no impairment charges in the accompanying financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.	Deferred Service Revenue, Sub-Lease Income and Other Deferred Credits

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

J.	Share Based Payment Arrangements

The Company accounts for share based payment arrangements in accordance with the provision of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123R”).  SFAS 123R addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as well as share grants and other awards issued to employees and non-employees under free-standing arrangements.  Under SFAS 123R, these awards result in recording a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.  In December 2007, the Company issued a total of 7.5 million shares of Common Stock to non-employees in exchange for legal and consulting services, including services that had previously been provided and recorded as liabilities.  On March 17, 2008, the Company issued 1 million shares (the “Cresta Retention Shares”) of Common Stock to an investment banking firm in connection with the Company’s retention of such firm.  An additional 3 million shares of Common stock were issued to Agile on May 6, 2008 in connection Agile’s purchase on such date of the Initial Agile Debenture.  The Company issued an additional 2 million shares of Common Stock to Agile on September 2, 2008 in connection with Agile’s purchase on such date of the Additional Agile Debenture.  In December 2008, the Company issued 26,666,667 shares of Common Stock to a consulting company in exchange for agreeing to provide specified consulting services.  These 26,666,667 shares are being delivered to the consultant in four quarterly installments.  The Company also granted on January 4, 2008, free-standing options to purchase a total of 45 million shares to the Company’s senior executive officers and two other employees.

K.	Revenues

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

L.	Cost of Revenues

The Company’s cost of revenues is comprised of fees paid to distributors of its patented technology and its database administrators as well as depreciation of the capitalized costs of software used to maintain the databases.

M.	Advertising

All advertising costs are expensed as incurred.  Such costs were $243,692 and $52,867 for the years ended December 31, 2008 and 2007, respectively.

N.	Income Taxes

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

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2008 and 2007.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its current position.

The Company sustained taxable losses of approximately $1,394,000 and $1,322,000 for the years ended December 31, 2008 and 2007, respectively.

O.	Loss Per Share

Basic and diluted loss per common share is computed on a historical basis by dividing net loss by the weighted average number of common shares actually outstanding.  Due to losses, 2,819,514 shares of Common Stock issuable upon exercise of outstanding warrants and 45 million shares of Common Stock issuable upon exercise of outstanding options, as well as an aggregate of 557,856,900 shares of Common Stock issuable upon the conversion of outstanding Preferred Stock, are anti-dilutive, and accordingly, are not included in the calculation of diluted loss per share.

P.	Fair Value of Financial Instruments

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

Q.	Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a non-controlling minority interest as equity in the consolidated financial statements and separate from the parent's equity.  The net income amount attributable to the non-controlling interest is included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss is to be measured using the fair value of the non-controlling equity investment on the deconsolidation date.  SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.  SFAS 160 is effective for fiscal years, and for interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company does not expect the adoption of SFAS 160 to have a material effect on its financial statements.

In December 2007, FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R will significantly change the accounting for business combinations.  Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions.  SFAS 141R will change the accounting treatment for certain specific items, including:  (i) acquisition costs will be generally expensed as incurred; (ii) non-controlling interests (formerly known as "minority interests") will be valued at fair value at the acquisition date; (iii) acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount determined under existing guidance for non-acquired contingencies; (iv) in process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (v) restructuring costs associated with a business combination generally will be expensed subsequent to the acquisition date; and (vi) charges in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS 141R also includes a substantial number of new disclosure requirements.  The statement applies prospectively to business combinations occurring in fiscal years beginning after December 15, 2008.  Earlier adoption is prohibited.  The Company does not expect the adoption of SFAS 141R to have a material effect on its financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2008, FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 will be effective for the Company beginning in with the Company’s fiscal year ending December 31, 2009.  The adoption of this statement will increase the disclosures in the financial statements related to derivative instruments held by the Company, if any.

 In April 2008, FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Lives of Intangible Assets” (“Staff Position 142-3”).  Staff Position 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset.  Staff Position 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The Company does not expect the adoption of Staff Position 142-3 will have a material effect on its financial statements.

 In June 2008, FASB issued FASB Staff Position FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”).  EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share.  EITF 03-6-1is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The Company does not expect the adoption of EITF 03-6-1 to have a material effect on its financial statements.

In June 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Entity’s Own Stock” (“EITF No. 07-5”).  EITF No. 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to a company’s own stock, including instruments similar to warrants issued by the company to purchase its stock.  EITF No. 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise and settlement provisions in determining whether the instrument should be indexed to its own stock and exempt from the application of SFAS No. 133.  Although EIFT No. 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the adoption date will require restatement of the accounting through a cumulative adjustment to retained earnings upon adoption.   The Company is currently assessing the potential impact of the adoption of EITF No. 07-5 on its financial statements.

Other accounting standards that have been issued or proposed by FASB and other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon their respective adoptions.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Property, Equipment and Capitalized Software Cost

Major categories of property, equipment and capitalized software cost at December 31, 2008 and 2007 consist of the following:

	Estimated	December 31,
	Useful Life	2008	2007
Furniture and fixtures	5 years	$370,057	$358,866
Leasehold improvements	39-55 months	14,048	11,348
Capitalized software cost	2-5 years	505,699	463,306
Total, at cost		889,804	833,520
Less: Accumulated depreciation and amortization		791,579	682,885
Property, equipment and capitalized software cost, net		$98,225	$150,635

Depreciation and amortization expense of property, equipment and capitalized software was $108,694 and $126,444 for the years ended December 31, 2008 and 2007, respectively.

4.	Patents

Patents at December 31, 2008 and 2007 consist of the following:

	Remaining	December 31,
	Useful Life	2008	2007
European patent	15.8 years	$19,963	$19,963
United States Patent	8.0 years	6,500	6,500
Total, at cost		26,463	26,463
Less: Accumulated amortization		6,178	4,678
Patents, net		$20,285	$21,785

The European patent was approved in February 2006.  Amortization expense was $1,500 and $1,500 for the years ended December 31, 2008 and 2007, respectively.  Estimated annual amortization for both patents is approximately $1,500 per year through 2016, $1,070 per year thereafter through 2023 and $792 in 2024.

5.	Short-Term and Demand Notes Payable

A.	Secured Demand Note

In September 2006, the Company’s principal subsidiary executed a secured $150,000 promissory note and related security agreement with a third-party entity.  Interest at 12% per annum is payable monthly in arrears and the note principal is due on demand.  The note is collateralized by the accounts receivable of the subsidiary’s principal customers and is unconditionally guaranteed by the Company.  At December 31, 2008 and 2007, $150,000 was outstanding on this note.

B.	Unsecured Demand Note Payable

The Company has outstanding unsecured demand loans due a stockholder in the aggregate principal amount of $150,000 at December 31, 2008 and 2007. These loans bear interest at 18% per annum.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C.	Short-Term Insurance Premium Financing

At December 31, 2008 and 2007, the Company had an outstanding balance of $10,925 and $10,909, respectively, on loans utilized to fund certain financed insurance premiums.  The 2008 loan is payable monthly over a nine-month term through March 2009 while the 2007 loan was payable over an eight-month term through February 2008.  Both loans were and are being paid according to their respective terms.

6.	Secured Convertible Debentures and Related Agreements

A.	Agile Debentures

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

The Purchase Agreement also provided that the Company’s obligations under the Agile Debentures are, with a limited exception, to be secured by a first priority security interest in all of its assets and that the Company’s two senior executive officers and sole members of the Company’s board of directors, Dean Garfinkel and Barry Brookstein, as well as an entity wholly-owned by Mr. Brookstein, provide limited non-recourse guarantees and pledges of all of their shares of serial preferred stock as further security for the full satisfaction of all of the Company’s obligations under the Agile Debentures.

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

At the closing of the sale and issuance of the Initial Agile Debenture, as contemplated by the Purchase Agreement, (i) the Company entered into the Security Agreement with Agile, (ii) each of Dean Garfinkel and Barry Brookstein, as well as an entity controlled by Mr. Brookstein, entered into Limited Non-Recourse Guaranty Agreements with Agile, (iii) Messrs. Garfinkel and Brookstein and such controlled entity entered into a Stock Pledge Agreement with Agile, (iv) Mr. Garfinkel delivered to Agile stock certificates representing the 466,750 shares of serial preferred stock owned by himself being pledged by Mr. Garfinkel pursuant to such Stock Pledge Agreement and (v) Mr. Brookstein delivered to Agile stock certificates representing an aggregate of 2,307,593 shares of serial preferred stock owned by himself and such controlled entity being pledged by Mr. Brookstein and his controlled entity to Agile pursuant to such Stock Pledge Agreement.

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

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with its sale and issuance of the Agile Debentures, the Company issued to its investment banker, Cresta Capital Strategies, LLC (“Cresta”), five-year warrants (the “Cresta Warrants”) to purchase a total of 1.7 million shares (the “Cresta Warrant Shares”) of Common Stock at a purchase price of $0.05 per share.

B.	2006 and 2007 Secured Convertible Debentures

(1)	Overview

Between December 2005 and March 2006, the Company obtained financing (the “2006 Financing”) in the aggregate amount of $1 million through the sale and issuance of secured convertible debentures (the “2006 Debentures”) in the aggregate principal amount of $1 million.  The 2006 Financing consisted of a purchase of a secured convertible debenture in the principal amount of $600,000 sold and issued in December 2005 and a second secured convertible debenture in the principal amount of $400,000 sold and issued in March 2006.  The 2006 Financing required that the Company merge with a public shell company and the filing and subsequent effectiveness of an initial registration statement with the Securities and Exchange Commission (the “SEC”) to register 65 million shares of Common stock underlying the 2006 Debentures.  The Company also was allowed to register 2,720,786 shares of Common Stock underlying then outstanding warrants, as well as 3.5 million shares of Common Stock held by non-affiliated stockholders.  The merger and registration requirements were satisfied by consummation of the CSC/GSA Merger in February 2006 and the effectiveness of the Registration Statement in February 2007.  In March 2007, an affiliate of the lender in the 2006 Financing purchased the 2007 Debenture in the principal amount of $150,000 on substantially the same terms as the 2006 Financing.  In September 2007, the maturities of the 2006 Debentures and 2007 Debenture were extended by one year.  In December 2007, the 2006 Debentures and 2007 Debenture were fully repaid utilizing the proceeds from the Company’s sale of the Series A Preferred Stock.

(2)	2006 Secured Convertible Debentures

On March 8, 2006, the 2006 Financing lender purchased the second $400,000 principal amount debenture constituting part of the 2006 Debentures.  The Company paid related commitment and finder’s fees totaling $60,000.  The 2006 Debentures, secured by all assets of the Company not otherwise pledged and personally guaranteed by one of the principal stockholders of the Company,  and initially due March 7, 2008, bore interest at ten percent per annum, calculated on a 360 day-year basis.  The note principal and accrued interest thereon was convertible into the Company’s common stock at a price equal to the lesser of a fixed or variable conversion price, as defined.  The fixed conversion price was $0.10 per share.  The variable conversion price was equal to 80% of the lowest closing bid price of the Company’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding the date of conversion.  The fixed price was subject to standard as well as specific anti-dilution provisions, if during the term of the note, the Company issued common stock or stock purchase rights at a lower price.  The lender imposed a restriction on its right to convert the debenture, such that at no time was the lender to own more than 4.9% of the outstanding shares of the Company.  The lender could waive this restriction upon 65 days written notice to the Company.  The Company had the right to redeem the note, in whole or in part, on three days notice, by paying the amount to be redeemed, plus a redemption premium of 20% thereon, if the closing bid price of its common stock was less than the fixed conversion price at the time of redemption.  These debt agreements prohibited the Company from: (i) selling capital stock at a price less than the closing bid price of its common stock immediately before such sale; (ii) granting other security interests other than for business equipment not in excess of $50,000 per year; (iii) filing a registration statement on Form S-8; and (iv) repaying any debt to the Company’s two officer/stockholders until 90 days after the registration statement was effective. The lender also had a refusal right to match the terms of any proposed equity capital raise by the Company.

(3)	Additional Collateral Required on the 2006 Debenture and Related Covenants

As a condition to the 2006 Financing, the Company pledged into escrow 20,000,000 previously un-issued shares of Common Stock to the purchaser of the 2006 Debentures.  Such shares were treated as conditionally issuable and would not be considered outstanding unless and until released from escrow to the purchaser of the 2006 Debentures in the event of default on the 2006 Debentures.  Upon such event, the purchaser’s ownership limitation would have been increased from 4.9% to 9.9% and the purchaser could vote and/or sell such shares and the Company would have been required to register the shares for resale under the Securities Act.  Also, the Company’s senior executive officers and principal stockholders pledged all of the Common Stock owned by them, totaling 20,766,489 shares, as additional collateral securing the Company’s obligations under the 2006 Debentures and one of such officers and stockholders personally guaranteed the Company’s obligations under the 2006 Debentures.  The two officers and stockholders further agreed not to sell, assign, hypothecate, distribute or otherwise dispose of any securities of the Company of any kind owned by them without the consent of the purchaser of the 2006 Debentures, except for sales made in accordance with the volume limitations of Rule 144(e) promulgated under the Securities Act.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Investor Registration Rights Agreement and Related Penalties

The Company granted the purchaser of the 2006 Debentures certain registration rights with respect to the resale of the shares of Common Stock underlying the 2006 Debentures and other securities.  These rights required, among other matters, that the Company file the Registration Statement by a specified date and that the Registration Statement be declared effective within a specified time frame.  Non-compliance with these requirements was an act of default under the debenture.  The registration rights imposed a penalty of 2% of the principal balance of the 2006 Debentures for each thirty-day period in which the applicable deadline was not met.  Any penalties, plus interest accrued thereon at 10% per annum, would be added to the principal balance of the 2006 Debentures.

The Company was unable to meet the initial filing deadline.  In May 2006, the Company and the purchaser of the 2006 Debentures agreed to settle the amount of the penalty that would be imposed for the late initial filing of its registration statement.  The amount of the penalty would be determined based on the date the Registration Statement was initially filed with the SEC.  The initial filing of the Registration statement was made on May 12, 2006, resulting in the penalty being fixed at $20,000.

Based on the initial filing date of May 12, 2006, effectiveness of the Registration Statement was required by September 9, 2006.  The Registration Statement was not declared effective until February 13, 2007, resulting in the Company incurring additional penalties of $84,081 in 2006 and $44,605 in 2007.  Total penalties aggregated to $148,686.

(5)	2007 Secured Convertible Debenture

On March 16, 2007, the Company issued an additional secured convertible debenture (the “2007 Debenture”) in the principal amount of $150,000 to an affiliate of the original lender, on terms substantially similar to those of the 2006 Debentures, except that the Company was not required to register the shares of Common Stock underlying the 2007 Debenture.  The Company paid commitment and related fees of $27,500.  The 2007 Debenture initially had a March 16, 2009 maturity date and accrued interest at 10% per annum, payable at maturity.  The principal balance of the 2007 Debenture and all accrued and unpaid interest thereon was convertible into shares of Common Stock at a price equal to the lesser of a variable conversion price or a fixed conversion price of $0.10 per share.  The variable conversion price was set at 80% of the lowest volume weighted average price of the Common Stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding conversion.  The fixed price was subject to specified anti-dilution provisions.

In connection with the sale and issuance of the 2007 Debenture, the Company pledged into escrow 3,000,000 previously un-issued shares of Common Stock.  Such shares were treated as conditionally issuable and would not be considered outstanding unless and until released from escrow to the purchaser of the 2007 Debenture in the event of default.  The 2007 Debenture prohibited the Company, without the lender’s consent, from: (i) selling capital stock at a price less than such stock’s closing bid price immediately before such sale; (ii) granting other security interests other than for business equipment not in excess of $50,000 per year; and (iii) filing a registration statement on Form S-8.  The purchaser also was granted a refusal right to match the terms of any proposed equity financing for the Company.

The purchaser of the 2007 Debenture also was granted certain demand registration rights to require the Company to file a registration statement no later than 30 days from the date written notice requesting such registration was received by the Company.  The Company was required to use its best efforts to have such registration statement declared effective within 90 days of the filing deadline.  The Company would be subject to liquidated damages equal to 2% of the outstanding balance of the 2007 Debenture for each thirty-day period that the Company failed to meet either deadline, subject to a thirty-day grace period.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Extension of Debentures’ Maturity Dates

On September 24, 2007, the maturity dates of the 2006 Debentures and 2007 Debenture were each extended by one year to March 7, 2009 and March 16, 2010, respectively.  In consideration for these extensions, the Company issued five-year warrants to purchase an aggregate 3 million shares of Common Stock with an exercise price of $0.004 per share and a cashless exercise option.  The warrants were valued at $12,900, using a Black-Scholes pricing model with the following additional inputs: Volatility: 5.59%; Expected life: 5 years; Risk-free rate: 4.25%; Stock price: $0.0075.

(7)	Conversion and Repayment of the 2006 Debentures and Repayment of the 2007 Debenture

Between May and October 2007, the purchaser of the 2006 Debentures converted an aggregate of $352,414 into a total of 70,649,238 shares of Common Stock at an average conversion price of $0.005 per share.

In December 2007, the Company prepaid the outstanding amounts owed under the 2006 Debentures and 2007 Debenture, including $797,586 of principal.  The total amount paid to the purchaser of the 2006 Debentures and 2007 Debenture in connection with such prepayment totaled $1,139,276, which included principal, accrued and unpaid interest and applicable prepayment premiums.  The source of the prepayment funds was the proceeds from the Company’s sale of the Series A Preferred Stock.

(8)	Loss on Extinguishment of 2006 Debentures and 2007 Debenture

In connection with the prepayment in December 2007 of all of the Company’s obligations under the 2006 Debentures and 2007 Debenture, the Company wrote off all unamortized deferred loan and registration costs with respect to such securities which totaled $97,168.

The Company incurred a net loss of $88,776 on the early satisfaction and retirement of the 2006 Debentures and 2007 Debenture, comprised of the following:

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

The net loss on extinguishment of debt reported in the statement of operations for the year ended December 31, 2007 is $60,140, due to a partial offset from a gain of $28,636 on the settlement of certain accrued liabilities in exchange for the issuance of shares of Common Stock.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Long-Term Debt

Long-term debt at December 31, 2008 and 2007 consists of the following:

	December 31,
	2008	2007
Notes payable and accrued interest to officer/stockholder	$933	$49,579
Amounts payable to formerly related companies	--	18,375
Other unsecured debt, due March 31, 2009 (A)	50,000	50,000
Capital lease obligations	--	10,680
Other secured debt	--	8,267
Total long-term debt	50,933	136,901
Current maturities of long-term debt	50,933	86,901
Long-term debt less current maturities	$--	$50,000

(A)
 Represents debt subject to an unsecured term note due March 31, 2009 in the principal amount of $50,000 and bearing interest at the rate of 9% per annum held by a minority stockholder.  Interest is payable quarterly.

8.	Income Taxes

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

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for the 2005 through 2008 tax years, which years include the 2005 through 2006 tax years of its predecessor company, GSA Publications, Inc., and the Company’s C Corporation tax years of 2006 through 2008.  The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2008 and 2007.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

In connection with the CSC/GSA Merger in February 2006, the Company’s and its subsidiaries’ “S” corporation elections were terminated.  For the 2008, 2007 and 2006 fiscal years, the Company sustained tax losses of $1,394,000, $1,322,000 and $839,000, respectively.  Accordingly, there were no provisions for current or deferred federal or state income taxes for these years.  The income tax benefit for these years differs from the amount of income tax determined by applying the statutory federal income tax rate to continuing operations before income taxes as a result of the following:

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal income tax benefit at statutory rate	34%
Loss not producing tax benefits	(34)
Income tax benefit	--%

The Company has provided a valuation allowance against the total of the net deferred tax assets due to the uncertainty of future realization.  The increases in this valuation allowance for the years ended December 31, 2008 and 2007 were $251,720 and $834,906, respectively.  The components of deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Current Deferred Tax (Liabilities) Assets:
Prepaid expenses	$(3,938)	$(6,101)
Short-term notes payable and current maturities of debt	--	144,016
Accrued officers’ compensation	--	172,000
Total current deferred tax (liabilities) assets	(3,938)	309,915

Non-Current Deferred Tax Assets (Liabilities):
Property, equipment and capitalized software	51	5,417
Unamortized revenue rights	(163,467)	(176,980)
Deferred income and deferred credits	22,322	22,687
Net operating loss carry-forward	1,422,183	864,392
Total non-current deferred tax assets	1,281,089	715,516

Total deferred tax assets	1,277,151	1,025,431
Less: Valuation allowance	1,277,151	1,025,431
Net deferred tax asset	$0	$0

9.	Commitments and Contingencies

A.	Minimum Operating Lease Commitments

The Company leases office space in Glen Cove, New York.  The lease requires minimum annual rentals plus operating expenses through July 31, 2011.  The Company, throughout 2007 and through December 15, 2008, sublet a portion of such facilities on a month to month basis.  The Company is seeking to locate a new subleasee for such portion of the facilities.  Rent expense, including deferred rent expense, net of sublease income, for the year ended December 31, 2008 and 2007 was:

	Gross Rent Expense	Sublease Income	Net Rent Expense
Year ended December 31, 2008	$95,560	$(36,333)	$59,227
Year ended December 31, 2007	91,175	(54,092)	37,083

Minimum annual rental commitments at December 31, 2008 through the expiration of the term on July 31, 2011 are:

2009	$80,625
2010	83,849
2011	50,035
Total	$214,509

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B.	Employment Agreements and Contribution of Accrued Salary

The Company has employment agreements with its two executive officers through November 30, 2011.  At December 31, 2007, related accrued unpaid salary totaled $60,000, due to one officer, was fully paid in 2008.  During 2007, the officers waived one-half of their salary for a one-year period effective July 1, 2007.  An additional $120,000 of salary was accrued but unpaid to an officer during 2007.  In addition, the officers exchanged a total of $370,000 of accrued unpaid salary for 370,000 shares of Series C Preferred Stock.  Minimum annual aggregate amounts due under these employment agreements are as follows:  2009-2010: $480,000 each year; and 2011: $440,000.

C.	Retention of Marketing Communications Agency

On September 1, 2008, the Company retained the services of Greenstone Fontana Corp., a marketing communications agency, to execute a marketing communications program in accordance with the Company’s existing business plan and develop an advertising campaign including website development and enhancements, as well as the preparation of all relevant advertising materials inclusive of catalogs, data sheet and folders.  The one-year agreement requires monthly cash payments of $10,000 and the issuance of three-year warrants to purchase up to 1.2 million shares of Common Stock, issuable in twelve equal monthly installments through September 2009.  The warrants are exercisable at a purchase price of $0.05 per share.  The warrants are being valued using a Black-Scholes option pricing model.

D.	Retention of Investor and Public Relations Consultant

Pursuant to a Consulting Agreement, executed as of December 1, 2008, the Company retained the services of Summit Trading Limited, an investor and public relations consultant, to provide one or more plans, for coordination in executing the agreed-upon plan, and for using various business services as agreed by both the Company and Summit.  The plans and services may include the following: consulting with the Company’s management concerning marketing surveys, availability to expand investor base, investor support, strategic business planning, broker relations, conducting due diligence meetings, attendance at conventions and trade shows, assistance in the preparation and dissemination of press releases and stockholder communications, review and assistance in updating a business plan, review and advise on the capital structure for the Company, assistance in the development of an acquisition profile and structure, recommending financing alternatives and sources and consulting on corporate finance and/or investment banking issues.   This agreement is limited to the United States and has a term of two years.  The Company has the right, but not the obligation, to renew this agreement.  The agreement required the issuance of 26,666,667 shares of Common Stock that were valued at $140,000.  This value is being amortized to expense over a two-year period beginning December 1, 2008.

10.	Concentrations

For the years ended December 31, 2008 and 2008, sales through the Company’s principal distributor comprised approximately 88% and 85%, respectively, of the Company’s revenues.  At December 31, 2008 and 2007, amounts due from the principal distributor comprised 84% and 82%, respectively, of the Company’s trade receivables.

11.	Related Party Transactions

A.	Related Party Loan

In May and June of 2007, a company controlled by one the Company’s senior executive officers and principal stockholders loaned the Company $57,500, due on demand, with interest at 12%.  This loan was repaid in 2007, together with accrued interest of $2,973.

B.	Assignment of Certain Delinquent Obligations

In June and July of 2007, the Company paid a total of $22,000 to a former officer and stockholder in partial payment of certain delinquent obligations, including accrued consulting fees, reducing the balance of those obligations to approximately $38,000.  In August 2007, the Company consented to the assignment by the former officer of those obligations as well as a deferred note payable together with related accrued interest due to the former officer.  The assignment, in the aggregate amount of approximately $195,000, was made to a senior executive officer, director and principal stockholder.  Subsequent to the assignment, the officer, director and stockholder exchanged approximately $136,000 of such debt for 136,492 shares of Series C Preferred Stock.  The balance of the debt was fully repaid in 2008.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C.	Preferred Stock Dividends

During the year ended December 31, 2008, the Company paid dividends of $150,000 on its outstanding Series B Preferred Stock.  This series of Company Preferred Stock was issued to a senior executive officer, director and principal stockholder and an entity wholly-owned by such officer, director and stockholder in December 2007 in exchange for $1,250,000 of then outstanding debt.

12.	Common Stock Transactions

A.	Common Stock Purchase Warrants from Prior Private Placement

One of the Company’s pre-merger private placements was a 2003 unit offering consisting of debt and warrants.  At December 31, 2007, there were outstanding warrants to purchase an aggregate of 1,901,272 shares of Common Stock with an exercise price of $0.45759 per share.  These warrants expired on September 30, 2008.

B.	Treasury Stock and Warrants

In May 2005, the Company purchased 4,097,570 shares of Common Stock from a then senior executive officer, director and principal stockholder who was resigning her positions with the Company.  The consideration for the treasury shares included warrants to purchase 819,514 shares of Common Stock with an exercise price of $0.30506 per share.  These warrants, which expire on June 1, 2010, were subsequently assigned to another senior executive officer, director and principal stockholder pursuant to a domestic relations settlement agreement.

C.	Issuance and Exercise Debt Extension Warrants

On September 24, 2007, in exchange for one-year extensions of the 2006 Debentures and 2007 Debenture, the Company issued five-year warrants to purchase an aggregate of 3 million shares of Common Stock at an exercise price of $0.004 per share.  These warrants provided for cashless exercise at the option of the holders.

On January 29, 2008, the holders exercised their warrants, electing cashless exercise.  The Company issued a total of 2,756,757 shares of Common Stock to the warrant holders, which issuance fully satisfied all of the Company’s obligations under the warrants.

D.	Issuance of Non-Plan Common Stock Purchase Options

On January 4, 2008, the Company’s board of directors granted five-year options to purchase a total of 45 million shares of Common Stock.  Of such options, options to purchase an aggregate of 30 million shares were granted to the Company’s two senior executive officers, directors and principal stockholders executive officers and options to purchase an additional aggregate 15 million shares were granted to two other employees.  The options are exercisable through January 4, 2013 and have an exercise price of $0.026 per share, the per share closing market price of the Common Stock on the date of grant.  The options are subject to earlier expiration as follows: (a) on the date of termination of employment for cause; or (b) one year after termination of employment: (i) voluntarily by the employee, (ii) by the Company, but without cause, or (iii) by reason of the optionee’s death or permanent and total disability.  The Company recorded a charge to operations of $162,000 in connection with the grant of these option awards.  The options were valued using a Black-Scholes option pricing model with the following additional inputs:  Expected term: 2.5 years; risk-free interest rate: 2.885%; and volatility: 16.92%.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for the Common Stock as the Common Stock has not been trading for the sufficient length of time to accurately compute its volatility.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.	Shares/Warrants Issued in Connection with the Sale and Issuance of the Initial Agile Debenture

In connection with the sale and issuance of the Initial Agile Debenture, and for no further consideration, the Company issued to Agile 3 million shares of Common Stock (the “Initial Equity Incentive Shares”).  The Initial Equity Incentive Shares were valued at $66,000; such valuation being based on the closing price of Common Stock of $0.022 per share on May 5, 2008, the business day prior to the sale and issuance of the Initial Agile Debenture.  The cost of the Initial Equity Incentive Shares was recorded as a discount on the Initial Agile Debenture and is being amortized over the eighteen month term of the Initial Agile Debenture.

The Company issued to its investment banker, Cresta Capital Strategies, LLC, five-year warrants (the “Cresta Initial Warrants”) to purchase 900,000 shares of Common Stock (the “Cresta Warrant Shares”), at a purchase price of $0.05 per share, in connection with the Company’s sale and issuance of the Initial Agile Debenture and the issuance of the 3 million Initial Equity Incentive Shares to Agile.  The Cresta Initial Warrants were valued at $180 using a Black-Scholes option pricing model with the following additional inputs: expected term: 5 years; risk-free interest rate: 3.07%; and volatility 17.62%.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for the Common Stock as the Common Stock has not been trading for the sufficient length of time to accurately compute its volatility.  The cost of the Cresta Initial Warrants is included in deferred loans costs and is being amortized over the Initial Agile Debenture’s eighteen month term.

F.	Shares/Warrants Issued in Connection with the Sale and Issuance of the Additional Agile Debenture

The Company issued to Agile 2 million shares of Common Stock (the “Additional Equity Incentive Shares”), in connection with the sale and issuance of the Additional Agile Debenture, and for no further consideration.  The Additional Equity Incentive Shares were valued at $28,000; such valuation being based on the closing price of Common Stock of $0.014 per share on August 29, 2008, the business day prior to the sale and issuance of the Additional Agile Debenture.  The cost of the Additional Equity Incentive Shares was recorded as a discount on the Additional Agile Debenture and is being amortized over the fourteen month term of the Additional Agile Debenture.

In connection with its sale and issuance of the Additional Agile Debenture and the issuance of the 2 million Additional Equity Incentive Shares to Agile, the Company issued to Cresta five-year warrants (the Cresta Additional Warrants”) to purchase 800,000 shares (the “Cresta Additional Warrant Shares”) of Common Stock at a purchase price of $0.05 per share.  The Cresta Additional Warrants were deemed to have minimal value using a Black-Scholes option pricing model with the following additional inputs: expected term: 5 years; risk-free interest rate: 3.06%; and volatility 17.34%.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for the Common Stock as the Common Stock has not been trading for the sufficient length of time to accurately compute its volatility.

G.	Conversion of Preferred Stock to Common Stock

During 2008, 57,140 shares of Series C Preferred Stock were converted into 5,714,000 shares of Common Stock.  There were remaining 1,828,569 shares of Series C Preferred Stock issued and outstanding as of December 31, 2008.

H.	Authorization to Increase Common Stock

On August 9, 2007, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock to 2 billion from 500 million.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.	Issuance of Common Shares/Warrants for Prior and Current Services

(1)	Settlement of Accrued Legal Fees

On December 7, 2007, the Company agreed to issue to a law firm 2.5 million shares of Common Stock in exchange for forgiveness and satisfaction of outstanding legal fees totaling $53,636.  As the closing price of the Common Stock on the day preceding the agreement was $0.01, the Company recorded a gain of $28,636 on the settlement of such liability.  The gain offset a portion of the Company’s loss on satisfaction and extinguishment of the 2006 Debentures and 2007 Debenture on the accompanying statement of operations for the year ended December 31, 2007.

(2)	Issuance of Shares to Investor Communications Consultant

On December 11, 2007, the Company agreed to issue 5 million shares of Common Stock to a communications consultant as partial consideration for agreeing to provide consulting services.  The aggregate share value was $40,000, based on the $0.008 market price of the Common Stock on the date of grant.

(3)	Issuance of Shares to Investment Banker

On March 17, 2008, the Company issued 1,000,000 shares of common Stock to Cresta as partial payment for agreeing to provide investment banking services.  The aggregate share value was $50,000, based on the $0.05 market price of the Common Stock per share on March 14, 2008, the business day prior to entering into the agreement.

(4)	Issuance of Warrants to Marketing Communications Agency

 During the last quarter of 2008, the Company issued Greenstone Fontana Corp. warrants to purchase an aggregate of 300,000 shares of Common Stock at a purchase price of $0.05 per share.  The warrants were issued in 100,000 warrant installments effective the first calendar day of each of October, November and December 2008.  The warrants were deemed to have minimal value using a Black-Scholes option pricing model with the following additional inputs:

Warrant Issuance Date	October 1, 2008	November 1, 2008	December 1, 2008
Expected volatility	17.73%	19.99%	20.52%
Expected term (in years)	3	3	3
Risk free interest rate	2.28%	1.8%	1.4%

The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for the Common Stock as the Common Stock has not been trading for the sufficient length of time to accurately compute its volatility.

(5)	Issuance of Shares to Investor and Public Relations Consultant

On December 1, 2008, the Company agreed to issue 26,666,667 shares of Common Stock to Summit Trading Limited as payment for investor and public relations services.  The aggregate value of such 26,666,667 shares was $140,000, based on the average of the closing bid and ask prices on December 1, 2008 of $0.00525 per share.

J.	Amendment of the Company’s Articles of Incorporation

On December 26, 2007, the Company filed an amendment to its articles of incorporation to the effect of (a) increasing the number of authorized shares of Common Stock to 2 billion from 500 million and (b) authorizing up to 10 million shares of serial preferred stock, with the Company’s board having the authority to establish, from time to time, classes and series of such preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of each such class or series.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Authorization and Issuance of Company Preferred Stock

A.	Authority for Serial Preferred Stock and Issuance of Series A Preferred Stock

On December 26, 2007, the Company filed an amendment to its articles of incorporation to the effect of (a) increasing the number of authorized shares of Common Stock to 2 billion from 500 million and (b) authorizing up to 10 million shares of serial preferred stock, with the Company’s board having the authority to establish, from time to time, classes and series of such serial preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of each such class or series.  The amendments, which were approved in a manner consistent with applicable Nevada law, had been the subject of a definitive information statement filed with the SEC on December 4, 2007.

Of the 10 million shares of Company Preferred Stock authorized, a total of 6 million shares were designated in three series of preferred stock.  On December 26, 2007, pursuant to the authority granted under the amended articles of incorporation, the Company filed three separate certificates of designation with respect to the serial preferred stock as follows:

•	Series A Senior Convertible Voting Non-Redeemable Preferred Stock - 2,500,000 shares (the Series A Preferred Stock);

•	Series B Senior Subordinated Convertible Voting Redeemable Preferred Stock - 1,500,000 shares (the Series Preferred Stock); and

•	Series C Senior Subordinated Convertible Voting Preferred Stock - 2,000,000 shares (the Series C Preferred Stock).

Each share of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are convertible, at any time, into 100 restricted shares of Common Stock.  Further, the Series B Preferred Stock accrues dividends at 12% per annum, payable monthly on the last day of each calendar month commencing January 31, 2008.  Such dividends are deemed to be declared and payable without additional specific action or authorization by the Company’s board of directors as long as the Series B Preferred Stock remains outstanding.

The Company Preferred Stock has liquidation rights as follows:  The Series A Preferred Stock is senior in liquidation preference to all other series or classes of capital stock, preferred or common; the Series B Preferred Stock is senior in liquidation preference to all series or classes of capital stock other than the Series A Preferred Stock; the Series C Preferred Stock is senior in liquidation preference to all classes of Common Stock.

Effective as of December 31, 2007, the Company sold and issued a total of 2,500,000 shares of Series A Preferred Stock to accredited investors at a purchase price of $1.00 per share, or total consideration of $2,500,000.

B.	Issuance of Series B Preferred Stock

Effective as of December 31, 2007, the Company issued a total of 1,250,000 shares of Series B Preferred Stock to a senior executive office, director and principal stockholder of the Company and a company affiliated with such individual at a purchase price of $1.00 per share, or total consideration of $1,250,000.  The consideration was paid for in the form of cancellation of debt of the Company in an equivalent aggregate amount.

Aggregate dividends at the rate of $12,500 per month are due and payable monthly commencing January 2008.

C.	Issuance of Series C Preferred Stock

Effective as of December 31, 2007, the Company sold and issued a total of 1,885,709 shares of Series C Preferred Stock to a total of six persons and entities, including three affiliates of the Company, at a purchase price of $1.00 per share, or total consideration of $1,885,709, payable in the form of cancellation of an equivalent aggregate amount of debt, accrued interest and deferred officers’ compensation.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Subsequent Events

A.	Non-payment of Series B Preferred Stock Dividends

The Company has not paid dividends on the 1.25 million shares of its Series B Preferred Stock that were payable on January 31, February 28, and March 31, 2009.  Dividends on the Series B Preferred Stock may only be paid out of funds legally available for such purpose.  Under Nevada law,  generally, a corporation’s distribution to stockholders may only be made if, after giving effect to such distribution, (i) the corporation would be able to pay its debts as they become due in the usual course of action and (ii) the corporation’s total assets equal or exceed the sum of the corporation’s liabilities plus the amount that would be needed, if the corporation was to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to those receiving the distribution.

B.	Restatement of Agile Debentures

Effective as of January 31, 2009, the Company entered into an Agreement to Amend and Restate pursuant to which the Agile Debentures were amended to allow the Company, in certain circumstances, a five business day cure period prior to the formal declaration of an “Event of Default.”  Prior to this amendment, Agile was not required to formally notify the Company before the declaration of an Event of Default. Even though the Company has failed to pay Agile interest that was payable on February 28, and March 31, 2009, totaling $14,750, Agile has not declared an Event of Default.

C.	Nascap Corp. Loan Modification Agreement

As of March 31, 2009, the Company entered into a Loan Modification Agreement with Nascap Corp (“Nascap”).  The original Nascap note was amended and restated as a revolving line of credit promissory note (“Nascap Restated Note”) in the principal amount not to exceed $750,000.  The Nascap Restated Note contains the same terms and conditions as the original note, except for the revolving line of credit nature of the debt.  As consideration for entering into the Loan Modification Agreement, the Company agreed to issue Nascap twenty Class A and twenty Class B warrants for each $1.00 of principal outstanding under the Nascap Restated Note on April 30, 2009.  Each Class A and Class B warrant entitles the holder to purchase one share of the Company’s common stock at $0.05 per share.  The Class B warrants require the holder to pay the exercise price in the form of cancellation of amounts outstanding under the Nascap Restated Note prior the payment of the exercise price in the form of cash.  As of April 10, 2009, the principal amount outstanding under the Nascap Restated Note was $350,000.  All interest due Nascap through March 31, 2009 has been fully paid.

D.	Temporary Deferral of Salaries

For the two month period beginning on February 1, 2009 and ending on March 31, 2009, the Company’s chief executive officer and principal stockholder, Dean Garfinkel, the Company’s chief financial officer and principal stockholder, Barry M. Brookstein, and the Company’s controller, Cecilia Carfora, each agreed to defer the payment of their respective salaries.  The amount of deferred salary totals $95,313.

E.	Related Party Loans

The Company’s chief financial officer, director and principal stockholder, Barry M. Brookstein, loaned the Company a total of $50,000 during the first quarter of 2009.  The loan is evidenced by a promissory note dated as of February 17, 2009 (the “Brookstein Note”).  The Brookstein Note provides for payment on demand and interest payable monthly at a rate of 18% per annum on the outstanding balance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Compliance Systems Corporation.

Date: April 15, 2009	By:	/s/ Dean Garfinkel
Dean Garfinkel, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Dean Garfinkel	Chief Executive Officer, President and Director	April 15, 2009
Dean Garfinkel	(Principal Executive Officer)

/s/ Barry M. Brookstein	Chief Financial Officer and Director	April 15, 2009
Barry M. Brookstein	(Principal Financial Officer and Principal Accounting Officer)