Form 10-Q
period 2009-03-31
COMPLIANCE SYSTEMS CORP
filed 2009-05-14
CIK 1206133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 7, 2009, 171,886,662 shares of common stock of the issuer were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS:
Current assets:
Cash	$89,825	$208,222
Accounts receivable, net	112,631	82,895
Prepaid expenses and other current assets	222,708	231,312
Total current assets	425,164	522,429

Property, equipment and capitalized software costs, net	89,401	98,225

Deferred loan costs, net	46,752	66,411
Patents, net	19,910	20,285
Security deposits	18,100	18,100

Total Assets	$599,327	$725,450

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Short-term and demand notes payable	$364,750	$310,925
Accounts payable and accrued expenses	583,616	414,255
Accrued officers’ compensation	80,000	—
Secured convertible debenture and accrued interest thereon	641,544	587,293
Current maturities of long-term debt	51,776	50,933
Total current liabilities	1,721,686	1,363,406

Deferred service revenue and other deferred credits	51,853	57,006

Total liabilities	1,773,539	1,420,412

Commitments and contingencies

Stockholders’ deficiency:
Convertible preferred stock, $0.001 par value:
Series A: 2,500,000 shares authorized, issued and outstanding	2,500	2,500
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Common stock, $.001 par value; 2,000,000,000 shares authorized, 169,386,662 and 169,286,662 shares issued and outstanding, respectively	169,387	169,287
Additional paid-in capital	5,811,399	5,843,999
Accumulated deficit	(7,160,577)	(6,713,827)
Total stockholders’ deficiency	(1,174,212)	(694,962)

Total liabilities and stockholders’ deficiency	$599,327	$725,450

See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-Months Ended March 31,
	2009	2008
Revenues	$312,132	$467,008
Cost of revenues	155,957	235,643

Gross margin	156,175	231,365

Operating expenses:
Selling, general and administrative expenses	507,934	612,539
Interest expense	58,331	14,676
Amortization of loan costs and related financing expense	36,660	—

Total operating expenses	602,925	627,215

Operating loss	(446,750)	(395,850)

Gain on extinguishment of debt	—	8,525

Net loss	(446,750)	(387,325	) )

Preferred dividends	37,500	37,500

Loss attributable to common shareholders	$(484,250)	$(424,825)

Basic and diluted per share data:
Loss per share	$(.00)	$(.00)

Weighted average shares outstanding	169,319,995	130,222,597

See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three-Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(446,750)	$(387,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	—	(8,525)
Depreciation of property and equipment	8,824	30,118
Amortization of deferred charges and intangibles	54,535	375
Interest/penalty accrued and not paid or imputed on related party transactions	38,093	—
Stock based compensation	—	162,000
Changes in assets and liabilities:
Accounts receivable	(29,736)	(23,448)
Prepaid expenses and other current assets	(8,896)	3,892
Accounts payable and accrued expenses	161,611	(13,635)
Accrued officers’ compensation	80,000	(30,000)
Deferred credits	(5,153)	9,073
Total adjustments	299,278	129,850
Net cash used in operating activities	(147,472)	(257,475)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, equipment and capitalized software	—	(2,085)
Net cash used in investing activities	—	(2,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term and demand loan increases (repayments)	29,075	(10,909)
Proceeds from related party loans	50,000	—
Preferred stock dividends	—	(37,500)
Repayments of long-term debt	(50,000)	(30,186)
Net cash provided by (used in) financing activities	29,075	(78,595)

NET DECREASE IN CASH	(118,397)	(338,155)
CASH – beginning of period	208,222	921,082
CASH – end of period	$89,825	$582,927

SUPPLEMENTAL INFORMATION:
Interest paid	$20,237	$15,218

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued for debt repayment/services	$5,000	$50,000
Preferred dividends declared and accrued, but not paid	$37,500	$—
Issuance of promissory note to vendor	$24,750	$—

See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.     Basis of Presentation:

The accompanying unaudited interim condensed consolidated financial statements of Compliance Systems Corporation and Subsidiaries (the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.  The accompanying unaudited interim condensed consolidated financial statements should be read with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

2.     Liquidity and Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered continued losses from operations since its inception and incurred a net loss of $446,750 for the three months ended March 31, 2009. The Company had stockholders’ deficiencies of $1,174,212 and $694,962 and working capital deficiencies of $1,296,522 and $840,977 at March 31, 2009 and December 31, 2008, respectively.

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

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2009 and 2008.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its current position.

Net operating losses (“NOLs”) may be utilized under certain conditions as a deduction against future income to offset against future taxes. Internal Revenue Code Section 382 rules limit the utilization of NOLs due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986.  If it is determined that a change in control has taken place, utilization of the Company’s NOL’s will be subject to severe limitations in future periods, which would have a effect of eliminating the future tax benefits of the NOLs.

Income tax benefits resulting from net losses incurred for the three months ended March 31, 2009 and 2008 were not recognized as the Company’s annual effective tax rate for both periods was estimated to be 0%.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Continued)

B.	Share-Based Payment Arrangements -

The Company accounts for share-based payment arrangements in accordance with the provision of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123R”).  SFAS 123R addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as well as share grants and other awards issued to employees and non-employees under free-standing arrangements.  Under SFAS 123R, these awards result in recording a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

C.	Revenues -

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

D.	Cost of Revenues -

The Company’s cost of revenues is comprised of fees paid to distributors of its patented technology and its database administrators as well as depreciation of the capitalized costs of software used to maintain the databases.

4.   Related Party Transactions:

A.  Debt Obligations -

The Company’s chief financial officer, director and principal stockholder, Barry M. Brookstein, loaned the Company a total of $50,000 during the first quarter of 2009.  The loan is evidenced by a promissory note dated as of March 3, 2009 (the “Brookstein Note”).  The Brookstein Note provides for payment on demand and interest payable monthly at a rate of 18% per annum.

B.  Deferred Officers’ Compensation -

For the two month period beginning on February 1, 2009 and ending on March 31, 2009, the Company’s chief executive officer and principal stockholder, Dean Garfinkel, and the Company’s chief financial officer and principal stockholder, Barry M. Brookstein, each agreed to defer the payment of their respective salaries.  The amount of such deferred salaries totaled $80,000.

  C.  Preferred Stock Dividends -

During the three months ended March 31, 2009, the Company did not pay dividends on the 1.25 million shares of its Series B Preferred Stock that were payable on January 31, February 28, and March 31, 2009.  Dividends on the Series B Preferred Stock may only be paid out of funds legally available for such purpose.  Under Nevada law,  generally, a corporation’s distribution to stockholders may only be made if, after giving effect to such distribution, (i) the corporation would be able to pay its debts as they become due in the usual course of action and (ii) the corporation’s total assets equal or exceed the sum of the corporation’s liabilities plus the amount that would be needed, if the corporation was to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to those receiving the distribution.  This series of preferred stock was issued to the Company’s chief financial officer and principal stockholder, Barry M. Brookstein, and a company that is wholly-owned by Mr. Brookstein in December 2007 in exchange for $1,250,000 of then outstanding debt.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Continued)

5.   Major Distributor:

At March 31, 2009, one distributor comprised approximately 95.9% of the Company’s trade receivables.  This distributor comprised 84.9% and 86.0% of the Company’s revenues for the three-month periods ended March 31, 2009 and 2008, respectively.

6.  Nascap Corp. Loan Modification Agreement:

As of March 31, 2009, the Company entered into a Loan Modification Agreement with Nascap Corp. (“Nascap”).  This agreement was subsequently amended as of April 30, 2009.  Under this agreement, as amended, the Original Nascap Note (the “Original Nascap Note”) was amended and restated as a revolving line of credit promissory note (“Nascap Restated Note”) in the principal amount not to exceed $750,000.  The Nascap Restated Note contains the same terms and conditions as the Original Nascap Note, except for the revolving line of credit nature of the debt.  As consideration for entering into the Loan Modification Agreement, the Company agreed to issue Nascap, as of June 30, 2009, twenty Class A and twenty Class B warrants for each $1.00 of principal outstanding under the Nascap Restated Note on the date between April 1, and June 30, 2009 on which the principal amount outstanding under the Nascap Restated Note was the greatest.  Each Class A and Class B warrant shall entitle its holder to purchase one share of common stock at $0.05 per share.  The Class B warrants shall require its holder to pay the exercise price in the form of cancellation of amounts outstanding under the Nascap Restated Note prior the payment of the exercise price in the form of cash.  As of March 31, 2009, the principal amount outstanding under the Nascap Restated Note was $190,000 and the outstanding amount under the Nascap Restated Note on April 30, 2009 was $350,000.  All interest due Nascap through March 31, 2009 has been fully paid.

7.   Agile Debentures:

On May 6, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Agile.  The Purchase Agreement contemplated the Company’s sale to Agile of the Initial Agile Debenture in the original principal amount of $300,000 and having a maturity date of November 6, 2009, and the Additional Agile Debenture in the same original principal amount and having the same maturity date as the Initial Agile Debenture.  The purchase price of each of the Agile Debentures was $300,000.  The Purchase Agreement further provided that, for no further consideration, the Company issue to Agile 3 million shares (each, an “Initial Equity Incentive Share”) of common stock in connection with the sale and issuance of the Initial Agile Debenture and an additional 2 million shares (each, an “Additional Equity Incentive Share” and, collectively with the Initial Equity Incentive Shares, the “Agile Equity Incentive Shares”) of common stock in connection with the sale and issuance of the Additional Agile Debenture.

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

The Company’s obligations under the Agile Debentures are, with a limited exception, secured by a first priority security interest in all of the Company’s assets and the Company’s two executive officers and sole members of the Company’s board of directors, Dean Garfinkel and Barry M. Brookstein, as well as an entity wholly-owned by Mr. Brookstein, have provided limited non-recourse guarantees and pledges of all of their shares of serial preferred stock as further security for the full satisfaction of all of the Company’s obligations under the Agile Debentures.

The Initial Equity Incentive Shares were valued at $66,000. The cost of these shares was recorded as a discount on the Initial Agile Debenture and is being amortized over the Initial Agile Debenture’s eighteen month term.  The Additional Equity Incentive Shares were valued at $28,000 and such cost is being amortized over the fourteen month remaining term of the Agile Debentures.

Effective as of January 31, 2009, the Company entered into an Agreement to Amend and Restate with Agile pursuant to which the Agile Debentures were amended to allow the Company, in certain circumstances, a five business day cure period prior to the formal declaration of an “Event of Default.”  Prior to this amendment, Agile was not required to formally notify the Company before the declaration of an Event of Default.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Continued)

8.  Common Stock Transactions:

A.   Issuance of Shares to Pretect, Inc. -

On March 2, 2009, the Company satisfied a payable due Pretect, Inc. (“Pretect”) in the amount of $29,750 by issuing to Pretect (i) 100,000 shares of common stock and (ii) a promissory note in the principal amount of $24,750 (the “Pretect Note”).  The Pretect obligation arose from consulting services provided by Pretect in connection with the Company’s review of its internal control over financial reporting and disclosure controls and procedures.  The Pretect Note provides for no interest (except in the event of default) and repayment of the principal amount in twelve equal monthly installments, commencing on April 1, 2009.

B.   Issuance of Warrants to Marketing Communications Agency –

During the first quarter of 2009, the Company issued Greenstone Fontana Corp. warrants to purchase an aggregate of 300,000 shares of common stock at a purchase price of $0.05 per share.  The warrants were issued in 100,000 warrant installments effective the first calendar day of each of January, February and March 2009.  The warrants were deemed to have minimal value using a Black-Scholes option pricing model with the following additional input ranges: expected volatility: 20.44% - 23.79%; risk free interest rate: 1.12% - 1.42%; term: 3 years.

The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for the common stock as the common stock has not been trading for the sufficient length of time to accurately compute its volatility.

9.    Recent Accounting Pronouncements:

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

In March 2008, FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 will be effective for the Company beginning in with the Company’s fiscal year ending December 31, 2009.  The adoption of this statement increases the disclosures in the financial statements related to derivative instruments held by the Company, if any.

 In April 2008, FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Lives of Intangible Assets” (“Staff Position 142-3”).  Staff Position 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset.  Staff Position 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The adoption of Staff Position 142-3 did not have a material effect on the Company’s financial statements.

 In June 2008, FASB issued FASB Staff Position FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”).  EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share.  EITF 03-6-1is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The adoption of EITF 03-6-1 did not have a material effect on the Company’s financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Continued)

In June 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Entity’s Own Stock” (“EITF No. 07-5”).  EITF No. 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to a company’s own stock, including instruments similar to warrants issued by the company to purchase its stock.  EITF No. 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise and settlement provisions in determining whether the instrument should be indexed to its own stock and exempt from the application of SFAS No. 133.  Although EIFT No. 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the adoption date will require restatement of the accounting through a cumulative adjustment to retained earnings upon adoption.   The adoption of EITF No. 07-5 did not have a material effect on Company’s financial statements.

Other accounting standards that have been issued or proposed by FASB and other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon their respective adoptions.

2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performances, or achievements expressed or implied by such forward-looking statements. Readers are cautioned to review carefully all discussions containing forward-looking statements due to the risks and uncertainties which can materially affect the Company's business, operations, financial condition and future prospects. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “seek,” “intend,” “expect,” “anticipate,” “assume,” "hope," “plan,” “believe,” “estimate,” “predict,” “approximate,” “potential,” “continue” or the negative of such terms. Statements including these words and variations of such words, and other similar expressions, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable based upon its knowledge of its business and industry, the Company cannot predict or guarantee its future results, levels of activity, performances, or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.

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
● the impact of any future legislation on the Company’s TeleBlock product, including, but not limited to, changes in federal, foreign and state Do-Not-Call legislation;
● the Company’s ability to maintain its relationship with its key distributor;
● the financial health of the Company’s key distributor;
● the Company’s ability to attract and retain qualified senior management, sales and operations personnel;
● the outcome of the Company’s efforts to expand its products and service offerings, both internally and through acquisitions of other businesses having similar or complementary products or service offerings; and
● other risks and uncertainties set forth in this Form 10-Q, the Company’s Form 10-K for the year ended December 31, 2008, and, from time to time, in the Company’s other filings with the Securities and Exchange Commission.

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

Critical Accounting Policies

The Company’s condensed consolidated financial statements and related public information are based on the application of accounting principles generally accepted in the United States (“GAAP”). The Company’s significant accounting policies are summarized in Note 3 to the interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q and in Note 2 to its audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  While all of these significant accounting policies impact its financial condition and results of operations, the Company views certain of them as critical.  Policies determined to be critical are those policies that have the most significant impact on the Company’s condensed consolidated financial statements.  The Company’s critical accounting policies are discussed below.

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

Revenue Recognition

The Company earns a fee for each telephone solicitor’s call attempt (whether or not the call is completed) which generates a query to a data base of Do-Not-Call telephone numbers.  Through its principal wholly-owned subsidiary, Call Compliance Inc., the Company has an annually renewable contract with its data base distributor to perform the following functions:

● Provide connectivity to the telephone companies and access data base information from the data base that the Company manages updates and maintains, as required to operate the telephone call processing platform; this platform is where the telephone call queries are routed from the telemarketers over various telephone carrier networks;

● Contract with telephone carriers to sell the Company’s TeleBlock service to its end-users; and

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

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Management believes the following selected revenue and expense data, the percentage relationship between revenues and major categories in the Company’s condensed consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented is important in evaluating the performance of its business operations.

	Three Months Ended March 31,
	2009		2008		2009 vs. 2008
		Percentage		Percentage	Amount	Percentage
		of		of	Increase	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	(Decrease)
Revenues	$312,132	100.0%	$467,008	100.0%	$(154,876)	(33.2)%
Cost of revenues	155,957	50.0	235,643	50.5	(79,686)	(33.8)
Gross margin	156,175	50.0	231,365	49.5	(75,190)	(32.5)
Selling, general and administrative expenses	507,934	162.7	612,539	131.2	(104,605)	(17.1)
Interest expense	58,331	18.7	14,676	3.1	43,655	297.5
Amortization of loan costs and related financing expense	36,660	11.7	—	—	36,660	—
Operating loss	(446,750)	(143.1)	(395,850)	(84.8)	50,900	12.9
Gain on extinguishment of debt	—	—	8,525	1.8	(8,525)	(100.0)
Net loss	(446,750)	(143.1)	(387,325)	(83.0)	59,425	15.3
Preferred dividends	37,500	12.0	37,500	8.0	—	—
Loss attributable to common stockholders	(484,250)	(155.1)	(424,825)	(91.0)	59,425	14.0

Revenues for the three months ended March 31, 2009 were $312,132 compared to revenues of $467,008 for the corresponding period in 2008. This decrease of $154,876, or 33.2%, was mainly attributable to lower revenues from the Company’s principal product, TeleBlock.  Revenues generated by its key distributor, VeriSign, comprised 84.9% and 85.9% of the Company’s total revenues for the three months ended March 31, 2009 and 2008, respectively.  Call counts for the Company’s TeleBlock service decreased by approximately 36% or 50.3 million call counts.  Although TeleBlock revenues have decreased across all industries, a major portion of the Company’s decrease in TeleBlock revenues is attributable to reduced telemarketing efforts within the time share industry, a major contributor to the Company’s revenues.  As a result, TeleBlock revenues decreased by $129,965, or 34.2%, for the first quarter of 2009 compared to the 2008 first quarter.  Lower commissions and decreased revenues from the Company’s VoIP services, the Company’s online regulatory guides, Enhanced Call ID and in other ancillary fees decreased the Company’s revenues by an aggregate of $24,911.

Cost of revenues for the three months ended March 31, 2009 totaled $155,957, a decrease of $79,686, or 33.8%, compared to $235,643 for the 2008 quarter.  In dollar terms, fees payable to the Company’s principal distributor, VeriSign, decreased by $50,327 as a result of the above-mentioned call count decrease to the Company’s database on VeriSign’s platform. In addition, other costs of revenues, including decreased software amortization expense and costs related to decreased revenues from the Company’s VoIP services, decreased by approximately $29,359.

As a percentage of revenues, cost of revenues for the current quarter decreased to 50.0% from 50.5% when compared to the same period last year.  This decrease reflects a decline in TeleBlock revenues when compared to total revenues as well as decreased software amortization expense that is attributable to the TeleBlock platform.   As a percentage of revenues, costs of revenues related to VeriSign-sourced revenues were 53.0% in the 2009 and 52.8% in the 2008 quarterly periods.

Selling, general, and administrative expenses decreased by $104,605 or 17.1%, to $507,934 for the three months ended March 31, 2009 compared to $612,539 for the same period last year. This decrease was attributable to the following: a decrease in salaries and benefits of $162,000 due to the January 2008 issuance of 45 million free-standing common stock purchase option awards to the Company’s two executive officers and two other employees, decreases in investment banking fees of $14,167 and lower consulting fees of $44,728.  These decreases were partially offset by an increase of $60,000 in officers’ compensation due to the expiration on June 30, 2008 of the one year salary reduction by the Company’s two executive officers, increased investor relations fees of $8,006 and marketing consultant fees of $30,000 incurred in the 2009 quarter that were not a factor in the 2008 quarter as the Company did not retain such services until after the quarter ended March 31, 2008.  Legal fee also increased by $31,741 of which $19,042 was attributable to costs incurred in connection with the proposed acquisition of the VoIP transport company.  Other selling, general and administrative expenses decreased by a net aggregate amount of $13,457.

As a percentage of revenues, selling, general, and administrative expenses for the quarter were 162.7% in the 2009 first quarter and 131.2% in the 2008 first quarter, reflecting a decrease in revenues that is greater than the decrease in such expenses.  The increase in this percentage is principally due to a significant decline in revenues during the first quarter 2009. Selling, general and administrative expenses also decreased, but not to the extent of revenues.

The Company expects selling, general and administrative expenses to decrease during the second quarter of 2009.  A number of cost-cutting measures were implemented by the Company during the first quarter of 2009. A sales position was eliminated and the Company was able to negotiate reductions on certain of its monthly recurring costs from its material suppliers, vendors and creditors.

Quarterly interest expense increased by $43,655, or 297.5%, to $58,331 for the 2009 first fiscal quarter from $14,676 in the 2008 first fiscal quarter.  This increase reflects the $45,000 of interest on the Agile Debentures that were sold and issued in May and September 2008.  Other interest expense declined by a net amount of $1,345.

The Company’s quarterly loan cost amortization and related financing expense, including loan penalties and amortization of loan discount, was $36,660 for the 2009 first fiscal quarter.  Deferred loan costs and loan discount amortized during the 2009 first fiscal quarter are related to the Agile Debentures that were sold and issued to Agile in May and September 2008.  As a percentage of revenues, loan cost amortization and related financing expense for the current period were 11.7%.  Loan cost amortization and related financing expenses were not a factor during the 2008 first fiscal quarter.

The Company assesses its current prospects for future profitability by separating its statement of operations into two principal components: (a) its business operations, represented by the gross margin to selling, general and administrative expense shortfall and (b) its total business financing expense, represented by the total of interest expense and loan cost amortization and other financing charges. Total business financing expense increased during the 2009 fiscal quarter by $80,315, or 547.3%, to $94,991 in the 2009 quarter from $14,676 in the 2008 quarter.  As a percentage of revenues, total business financing expense increased for the 2009 quarter by 27.3 percentage points to 30.4% in 2009 from 3.1% in 2008.  As expected, this ratio increased for the 2009 first fiscal quarter.  Loan costs and related financing expense related to the Agile Debentures were not incurred until May 2008.  The Agile Debentures that were sold and issued in May and September 2008 increased this year’s total business financing expense by $81,660 for the 2009 first fiscal quarter.

On May 6, 2008, the Company obtained new financing primarily to fund operations and, as required, in connection with possible acquisitions of companies that would diversify and broaden the Company’s service offerings and product base.  This new financing consisted of the sale and issuance on May 6, 2008 of the Initial Agile Debenture in the principal amount of $300,000 and the commitment for the sale and issuance of the Additional Agile Debenture in the principal amount of $300,000.  The Additional Agile Debenture was sold and issued to Agile on September 2, 2008.  Interest is accruing on the Agile Debentures at 30% per annum, with interest payable monthly at a rate of 15% per annum.  The balance of accrued but unpaid interest will be repaid when the Agile Debentures are retired in November 2009.  The Company is continuing to seek financing for the proposed acquisition of the VoIP transport company to be used in order to consummate the acquisition.  Additionally, there have been discussions with other companies regarding potential acquisitions. However, no material definitive agreements have been entered into with any of these parties.  There is no assurance that we will locate appropriate targets, that the Company will agree with them on beneficial terms, nor that any acquisition would result in increased revenues, positive cash flows or profits.

An agreement with an existing lender was modified, increasing funding up to $750,000 at the lender’s discretion.  The original loan amount was $150,000. In connection with the loan modification, the Company granted the lender the right to receive two classes of warrants, both of which are have an exercise price of $0.05 per share. The warrants will be granted as of June 30, 2009 and will consist of 20 Class A warrants and 20 Class B warrants for each dollar of principal outstanding under the loan facility on such date between April 1, and July 30, 2009 on which such principal amount was the greatest.  As of April 30, 2009, the greatest amount of principal outstanding under the loan facility was $350,000. The Company’s chief financial officer loaned the Company $50,000 during the 2009 first fiscal quarter, the interim necessary funds that were needed to continue operations until the negotiations with the lender were completed.

The Company’s 2009 first fiscal quarter net loss increased by $59,425, or 15.3%, to $446,750 in the 2009 quarter from $387,325 in the 2008 comparable quarter.  As a percentage of revenues, the net loss increased by 60.1 percentage points to 143.1% from 83.0% for the quarter.  This occurred despite the fact that the Company incurred approximately $221,000 of non-recurring selling, general, and administrative expenses during the 2008 fiscal first quarter.

Dividends of $37,500 declared on the Series B Preferred Stock during the 2009 and 2008 quarters, whether or not actually paid, are taken into account when computing loss per common share.  As a percentage of revenues, preferred dividends were 12.0% and 8.0% for the 2009 and 2008 first fiscal quarters, respectively.  The dividends payable on January 31, February 28 and March 31, 2009 were not paid as Nevada law prohibited such payment.

For the three months ended March 31, 2009 and 2008, the Company’s annual effective tax rate was estimated to be 0%. Accordingly, no tax benefit or cost was recognized in either of such periods.  The Company believes that future taxable losses, as well as those incurred from February 10, 2006 (the date on which the Company was no longer subject to Sub-part S of the Internal Revenue Code) to March 31, 2009 will be available to offset subsequent future taxable income, if any.

Liquidity and Capital Resources

Cash used in operating activities of $147,472 and $257,475 for the 2009 and 2008 three-month periods, respectively, was comprised of the net loss, reduced by non-cash items of $110,452 and $183,968, plus or minus the effect of changes in assets and liabilities.  The net loss as adjusted for non-cash items was $345,298 for the three months ended March 31, 2009, compared to $203,357 for the same period last year.  This increase of $141,941 was due to a higher net loss of $59,425, the 2008 issuance of non-qualified stock options valued at $162,000 that were not a factor in the 2009 quarter and decreased depreciation and amortization charges of $21,294.  These increases were offset by higher interest and penalties that were effectively financed of $38,093, increased loan cost amortization costs of $54,160 and the 2008 debt extinguishment gain of $8,525.  The changes in assets and liabilities decreased the Company’s net cash used in operating activities by $197,826 for the three months ended March 31, 2009 and increased the Company’s net cash used in operations by $54,118 for the three months ended March 31, 2008.

There was no cash used for investing activities during the three months ending March 31, 2009.  Cash used in investing activities was $2,085 for the three months ended March 31, 2008 and was used to purchase computer equipment.

Cash provided by financing activities was $29,075 in the 2009 first fiscal quarter while cash used by financing activities was $78,595 in the 2008 first fiscal quarter.  As previously noted, during the first quarter of 2009, the Company received an additional $40,000 in borrowings from an existing lender and a director, officer and shareholder loaned the Company $50,000.  These increases in cash were partially offset by debt repayments of $60,925.  Cash used by financing activities during the 2008 first fiscal quarter was attributable to dividends of $37,500 on the Company’s Series B Preferred Stock and debt repayments totaling $41,095.

The net decrease in cash was $118,397 and $338,155 the three month periods ended March 31, 2009 and 2008, respectively.

The Company’s working capital deficits were $1,296,522 and $840,977 as of March 31, 2009 and December 31, 2008, respectively.  Current assets decreased by $97,265, or 18.6%, due to decreases in cash of $118,397 and prepaid expenses of $8,604, partially offset by increases in accounts receivable of $29,736. Current liabilities increased by $358,280 or 26.3%, due to an increase in accounts payable and accrued expenses of $169,361, the deferral of accrued officer’s salary totaling $80,000, an increase in short-term and demand notes payable of $53,825, and an increase of $54,251 in convertible debentures due to the accrual of interest and the amortization of the loan discount.

The Company has proactively begun to reduce cash outlays to enable the Company to continue operations until additional financing can be arranged. The Company’s two executive officers and controller deferred their salaries for February and March 2009.  The chief executive officer and chief financial officer began taking 25% and 50%, respectively, of their salaries beginning in April 2009.  In addition, two positions were eliminated, one in sales and one in accounting. The Company has been able to modify payments due various suppliers to reduce other material expenses/payments as well. These measures in and of themselves will not be sufficient to cover the Company’s short-term operating cash flow shortfall. One of the executive officers has personally loaned the Company a total of $50,000 during the 2009 first quarter.  However, additional funding will be necessary for the Company to continue operations.

The Company’s primary need for cash during the next twelve months is for payment of current operating costs and interest due on the Agile Debentures and other loans.  Cash flow requirements for the next twelve months are expected to be approximately $207,000 per month, including payroll, rent, utilities, insurance, professional fees, interest and dividends.  The Company receives approximately $104,000 a month in revenues from its current customer base. Until cash-flow neutral operations are attained, of which there can be no assurance, additional capital will be required to finance current operations as well as any growth.

In an effort to increase its line of products and services and increase its revenues, the Company entered into a non-binding memorandum of understanding with an entity that contemplated the Company’s acquisition of such entity for a combination of cash, promissory notes and equity in the Company.  The acquisition target is a wholesale Voice-over-Internet- Protocol, or VoIP, transport company.  No formal, definitive and binding agreement has been entered into as of the date of the filing of this Quarterly Report on Form 10-Q and neither the acquisition target nor the Company has any obligation to enter into a binding agreement.  The Company and the acquisition target presently have begun their own preliminary due diligence reviews.  Negotiations concerning the formal definitive acquisition agreement have commenced.  The Company currently does not have available the funds that will be necessary to finance the cash portion of the acquisition.  There can be no assurance given that the Company will enter into a formal acquisition agreement, that, if the Company does enter into a definitive acquisition agreement, the subject acquisition will be consummated, or, if an acquisition is consummated, such acquisition will result in increased revenues or profitability to the Company.  In addition, acquiring the funds necessary to finance the cash portion of any acquisition could result in significant dilution to the Company’s present shareholders.  Further, no assurance can be given that such funds can be obtained on terms favorable to the Company, if at all.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934), as of March 31, 2009.  Based on their review and evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. However, in evaluating the Company’s disclosure controls and procedures, the Company’s chief executive officer and chief financial officer recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and such officers necessarily were required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that will materially affect, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
  OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
10.1
Amended and Restated Secured Convertible Debenture of Compliance Systems Corporation, dated May 6, 2008, in the principal amount of $300,000 and payable to Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.6 of the registrant’s Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009.]

10.2
Amended and Restated Secured Convertible Debenture of Compliance Systems Corporation, dated September 2, 2008, in the principal amount of $300,000 and payable to Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.7 of the registrant’s Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009.]

10.3
Waiver and Standstill Agreement, dated as of January 26, 2009, between Compliance Systems Corporation, Call Compliance, Inc. and Nascap Corp.   [Incorporated by reference to Exhibit 10.8 of the registrant’s Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009.]

10.4
Agreement to Amend and Restate Secured Convertible Debentures, dated as of January 31, 2009, between Compliance Systems Corporation and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009.]

10.5
Amended and Restated Promissory Note of Call Compliance, Inc., dated March 31, 2009, in the principal amount of up to $750,000 and payable to Nascap Corporation.  [Incorporated by reference to Exhibit 10.13 of the registrant’s Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009.]

10.6
Loan Modification Agreement, dated as of March 31, 2009, among Compliance Systems Corporation, Call Compliance, Inc. and Nascap Corp. [Incorporated by reference to Exhibit 10.12 of the registrant’s Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009.]

10.7
Amendment No. 1 to Loan Modification Agreement, dated as of April 30,2009, among Compliance Systems Corporation, Call Compliance Inc. and Nascap Corp., including, as exhibits, forms of the warrant certificates evidencing the Class A Warrants and Class B Warrants [Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K (Date of Report: April 30, 2009), filed with the Securities and Exchange Commission on May 1, 2009.]

10.8
Promissory Note of Call Compliance, Inc., dated as of March 3, 2009, in the principal amount of $50,000 and payable to Barry Brookstein. [Incorporated by reference to Exhibit 10.16 of the registrant’s Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009.]

10.9
Corporate Guaranty, dated March 3, 2009, of Compliance Systems Corporation in favor of Barry Brookstein.  [Incorporated by reference to Exhibit 10.17 of the registrant’s Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009.]

10.10
Promissory Note of Compliance Systems Corporation, dated as of March 2, 2009, in the principal amount of $24,750 and payable to Pretect, Inc. [Incorporated by reference to Exhibit 10.18 of the registrant’s Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009.]

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

Date: May 14, 2009	Compliance Systems Corporation

	By:	/s/ Dean Garfinkel
Dean Garfinkel
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Barry M. Brookstein
Barry M. Brookstein
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)