Form 10-Q
period 2009-06-30
COMPLIANCE SYSTEMS CORP
filed 2009-08-14
CIK 1206133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
   Yes ☐ No ☐

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
  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 5, 2009, 172,511,662 shares of common stock of the issuer were outstanding.

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS:
Current assets:
Cash	$52,461	$208,222
Accounts receivable, net	72,664	82,895
Prepaid expenses and other current assets	211,776	231,312
Total current assets	336,901	522,429

Property, equipment and capitalized software costs, net	87,813	98,225

Deferred loan costs, net	28,493	66,411
Patents, net	19,535	20,285
Security deposits	18,100	18,100

Total Assets	$490,842	$725,450

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Short-term and demand notes payable	$399,567	$310,925
Accounts payable and accrued expenses	582,100	414,255
Accrued officers’ compensation	155,000	—
Secured convertible debenture and accrued interest thereon	681,795	587,293
Current maturities of long-term debt	933	50,933
Total current liabilities	1,819,395	1,363,406

Other long-term debt, less current maturities	200,000	—
Deferred service revenue and other deferred credits	54,437	57,006

Total liabilities	2,073,832	1,420,412

Commitments and contingencies

Stockholders’ deficiency:
Convertible preferred stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,475,000 and 2,500,000 shares issued and outstanding	2,475	2,500
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Common stock, $.001 par value; 2,000,000,000 shares authorized, 171,886,662 and 169,286,662 shares issued and outstanding, respectively	171,887	169,287
Additional paid-in capital	5,773,804	5,843,999
Accumulated deficit	(7,534,235)	(6,713,827)
Total stockholders’ deficiency	(1,582,990)	(694,962)

Total liabilities and stockholders’ deficiency	$490,842	$725,450
See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30 ,
	2009	2008	2009	2008

Revenues	$277,777	$478,619	$589,909	$945,628
Cost of revenues	137,855	241,417	293,812	477,060

Gross margin	139,922	237,202	296,097	468,568

Operating expenses:
Selling, general and administrative expenses	412,400	431,382	920,334	1,043,921
Interest expense	64,520	26,517	122,851	41,194
Loan cost amortization and related financing expense	36,660	12,509	73,320	12,509

Total operating expenses	513,580	470,408	1,116,505	1,097,624

Operating loss	(373,658)	(233,206)	(820,408)	(629,056)

Gain on extinguishment of debt	-	-	-	8,525

Net loss	$(373,658)	$(233,206)	$(820,408)	$(620,531)

Preferred dividends	37,500	37,500	75,000	75,000

Net loss attributable to common stockholders	$(411,158)	$(270,706)	$(895,408)	$(695,531)

Basic and diluted per share data:

Loss per share	$(.00)	$(.00)	$(.01)	$(.01)

Weighted average shares outstanding	171,447,102	133,752,149	170,389,424	131,987,373

See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(820,408)	$(620,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	—	(8,525)
Depreciation of property and equipment	18,512	56,285
Amortization of deferred charges and intangibles	109,070	31,721
Interest/penalty accrued and not paid or imputed on related party transactions	61,480	6,875
Stock based compensation	—	162,000
Changes in assets and liabilities:
Accounts receivable	10,231	(94,394)
Prepaid expenses and other current assets	15,540	28,267
Accounts payable and accrued expenses	122,595	(112,106)
Accrued officers’ compensation	155,000	(60,000)
Deferred service revenues and other deferred credits	(2,569)	776
Total adjustments	489,859	10,899
Net cash used in operating activities	(330,549)	(609,632)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, equipment and capitalized software	(8,100)	(10,173)
Net cash used in investing activities	(8,100)	(10,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred registration and loan costs	—	(62,500)
Net short-term and demand loan increases (repayments)	182,888	(10,909)
Proceeds from related party loans	50,000	—
Preferred stock dividends	—	(75,000)
Proceeds from issuance of secured convertible debenture	—	300,000
Repayments of long-term debt	(50,000)	(61,605)
Net cash provided by financing activities	182,888	89,986

NET DECREASE IN CASH	(155,761)	(529,819)
CASH – beginning of period	208,222	921,082
CASH – end of period	$52,461	$391,263

SUPPLEMENTAL INFORMATION:
Interest paid	$62,351	$43,096

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued for debt repayment/services	$5,000	$50,000
Preferred dividends declared and accrued, but not paid	$75,000	$—
Issuance of promissory note to vendor	$24,750	$—
Insurance premium financed	$31,004	$32,279
Value of warrants issued to debt holder	$1,400	$—
Value of common stock issued to secured convertible debenture purchaser	$—	$66,000

See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
 Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Continued)

1.     Basis of Presentation:

The accompanying unaudited interim condensed consolidated financial statements of Compliance Systems Corporation and subsidiaries (the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  In accordance with SFAS 165, the Company has evaluated subsequent events through August 14, 2009, the date of issuance of the unaudited consolidated financial statements.

The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.  The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

2.    Liquidity and Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered continued losses from operations since its inception and incurred a net loss of $820,408 for the six months ended June 30, 2009. The Company had stockholders’ deficiencies of $1,582,990 and $694,962 and working capital deficiencies of $1,482,494 and $840,977 at June 30, 2009 and December 31, 2008, respectively.

The prolonged trend of net losses incurred over the last six fiscal years raises substantial doubt about the Company’s ability to continue as a going concern.  Such continuation is dependent upon the Company’s ability to obtain additional financing, increase revenues, control costs and operate profitably.  To this end, the Company has retained an investment banking firm to explore acquisition opportunities that may diversify the Company’s existing range of services, as well as to assist the Company in obtaining additional financing as required.  There is no assurance that the Company will be successful in attaining these objectives or that attaining such objectives will result in operating profits, positive cash flows or an overall improvement in the Company’s financial position in future periods.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  There were no amounts accrued for penalties or interest as of or during the six months ended June 30, 2009 and 2008.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its current position.

Net operating losses (“NOLs”) may be utilized under certain conditions as a deduction against future income to offset against future taxes. Internal Revenue Code Section 382 rules limit the utilization of NOLs due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986.  If it is determined that a change in control has taken place, utilization of the Company’s NOLs will be subject to severe limitations in future periods, which would have an effect of eliminating the future tax benefits of the NOLs.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
 Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Income tax benefits resulting from net losses incurred for the three and six months ended June 30, 2009 and 2008 were not recognized as the Company’s annual effective tax rate for both periods was estimated to be 0%.

B.	Share-Based Payment Arrangements -

The Company accounts for share-based payment arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123R”).  SFAS 123R addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as well as share grants and other awards issued to employees and non-employees under free-standing arrangements.  Under SFAS 123R, these awards are recorded at costs that are measured at fair value on the awards’ grant dates, based on the estimated number of awards that are expected to vest and will result in charges to operations.

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

4.   Related Party Transactions:

A.  Brookstein Promissory Note Exchange Agreement -

As of June 24, 2009, the Company entered in to a Promissory Note Exchange Agreement (the “Brookstein Exchange Agreement”) with Barry M. Brookstein (“Brookstein”) and simultaneously consummated the transactions contemplated by the Brookstein Exchange Agreement. Brookstein, a director and principal stockholder of the Company, is the Company’s chief financial officer.  Under the Brookstein Exchange Agreement, Brookstein delivered and assigned a promissory note of Call Compliance, Inc., one of the Company’s wholly-owned subsidiaries (“CCI”), dated March 3, 2009, in the principal amount of $50,000 and payable to Brookstein (the “Brookstein Original Note”) in exchange for the Company issuing and delivering to Brookstein the Company’s 18% Senior Subordinated Secured Promissory Note, dated June 24, 2009, in the principal amount of $50,000 payable to Brookstein (the “Brookstein New Note”).  In connection with such exchange, the Company granted Brookstein a senior subordinated security interest (the “Brookstein Security Interest”) in all of the Company’s assets to secure the Company’s obligations under the Brookstein New Note, as evidenced and subject to the terms and conditions of a Security Agreement, dated June 24, 2009 (the “Brookstein Security Agreement”), between Brookstein and the Company.  As further consideration for entering into the Brookstein Promissory Note Exchange Agreement, Brookstein was granted 1 million Class “A” common stock purchase warrants (each, a “Brookstein Class A Warrant”) and 1 million class “B” common stock purchase warrants (each, a “Brookstein Class B Warrant”).  Each of these warrants entitles its holder to purchase one share of common stock (each, a “Warrant Share”) at a purchase price of $0.05 per Warrant Share. The Brookstein Class A Warrants and Brookstein Class B Warrants expire on June 23, 2014.  If any amount (principal or interest) is outstanding under the Brookstein New Note, the purchase price upon exercise of any of the Brookstein Class B Warrants must be paid by the reduction of such amounts outstanding under the Brookstein New Note.

The Brookstein Original Note was due on demand and bore interest at the rate of 18% per annum, payable monthly in arrears.

The Brookstein New Note has a stated maturity of January 1, 2011 and bears interest at the rate of 18% per annum (20%, in the case of a default under the Brookstein New Note), with interest payable monthly in arrears.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
 Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Continued)

B.  Deferred Officers’ Compensation -

For the two month period beginning on February 1, 2009 and ending on March 31, 2009, the Company’s chief executive officer and principal stockholder, Dean Garfinkel, and the Company’s chief financial officer and principal stockholder, Barry M. Brookstein, each agreed to defer the payment of their respective salaries. During the second quarter 2009, Mr. Brookstein deferred 50% and Mr. Garfinkel deferred 75% of their respective salaries. The amount of such deferred salaries as of June 30, 2009 totaled $155,000.  As consideration for such deferrals, the Company agreed to grant five-year warrants (each, a “Deferred Salary Warrant”) to purchase shares (each, a “Deferred Salary Warrant Share”) of the Company’s common stock.  Under this agreement, except for the quarter ended June 30, 2009, for every $1 of salary deferred during such quarter, the Company is obligated to issue 40 Deferred Salary Warrants.  For the quarter ended June 30, 2009, the amount of Deferred Salary Warrants issued was based upon the aggregate unpaid deferred salary on the last day of the quarter. Accordingly, Mr. Garfinkel received 3.4 million Deferred Salary Warrants and Mr. Brookstein received 2.8 million Deferred Salary Warrants.

C.  Preferred Stock Dividends -

The Company has failed to pay dividends on the 1.25 million outstanding shares of the Series B Preferred Stock that were payable on the last day of each month during the first six months of 2009.  Dividends on the Series B Preferred Stock may only be paid out of funds legally available for such purpose.  Under Nevada law,  generally, a corporation’s distribution to stockholders may only be made if, after giving effect to such distribution, (i) the corporation would be able to pay its debts as they become due in the usual course of action and (ii) the corporation’s total assets equal or exceed the sum of the corporation’s liabilities plus the amount that would be needed, if the corporation was to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to those receiving the distribution.

All of the outstanding shares are held by Barry M. Brookstein, the chief financial officer and principal stockholder, and Spirits Management, Inc. (“Spirits”), an entity controlled by Mr. Brookstein.  Although the Company has been unable to pay the Series B Preferred Stock dividends, they have been accrued until such time as the monthly dividends can lawfully be paid under Nevada law.  As of June 30, 2009, the amount of dividends not paid on the Series B Preferred Stock totaled $75,000, consisting of $30,000 due Mr. Brookstein and $45,000 due Spirits.  To compensate the holders of the outstanding Series B Preferred Stock, the Company has agreed to grant warrants (each, a “Dividend Accrual Warrant”) to purchase shares of common stock to such holders.  The holders received 40 Deferred Accrual Warrants for every $1 of dividend accrued through June 30, 2009.  Accordingly, the Company issued 1.2 million Dividend Accrual Warrants to Mr. Brookstein and 1.8 million Dividend Accrual Warrants to Spirits.  Each Dividend Accrual Warrant entitles its holder to purchase one share of common stock (each, a “Dividend Accrual Warrant Share”) at a purchase price of $0.05 per Dividend Accrual Warrant Share, and expires on June 29, 2014.

5.   Major Distributor:

At June 30, 2009, one distributor comprised approximately 89.0% of the Company’s trade receivables.  This distributor comprised 78.4% and 82.9% of the Company’s revenues for the six-month periods ended June 30, 2009 and 2008, respectively.

6.  Nascap Corp. Loan Modification Agreement:

As of March 31, 2009, the Company and its wholly owned subsidiary, Call Compliance Inc. (“CCI”), entered into a Loan Modification Agreement (the “Nascap Modification Agreement”) with Nascap Corp. (“Nascap”).  This agreement was subsequently amended as of April 30, 2009.  Under this agreement, as amended, CCI’s promissory note payable to Nascap, in the principal amount of $150,000 and issued on September 30, 2006 (the “Original Nascap Note”), was amended and restated as a revolving line of credit promissory note (“Nascap Restated Note”) in the principal amount not to exceed $750,000.  The Nascap Restated Note contains the same terms and conditions as the Original Nascap Note, except for the principal amount and revolving line of credit nature of the debt.  As consideration for entering into the Loan Modification Agreement, the Company agreed to issue Nascap, as of June 30, 2009, twenty Class A and twenty Class B warrants for each $1.00 of principal outstanding under the Nascap Restated Note on the date between April 1, and June 30, 2009 on which the principal amount outstanding under the Nascap Restated Note was the greatest.  Each Class A and Class B five-year warrant shall entitle its holder to purchase one share of common stock at $0.05 per share.  The Class B warrants shall require its holder to pay the exercise price in the form of cancellation of amounts outstanding under the Nascap Restated Note prior the payment of the exercise price in the form of cash.  The greatest principal amount outstanding under the Nascap Restated Note was $350,000 between April 1, and June 30, 2009.  Accordingly, the Company issued 7 million Class A warrants and 7 million Class B warrants to Nascap on June 30, 2009.  All interest due Nascap through June 30, 2009 has been fully paid.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
 Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Continued)

7.  Ponzio Promissory Note Exchange Agreement:

As of June 24, 2009, the Company entered into a Promissory Note Exchange Agreement (the “Ponzio Exchange Agreement”) with Henry A Ponzio (“Ponzio”) and simultaneously consummated the transactions contemplated by the Ponzio Exchange Agreement.  Under the Ponzio Exchange Agreement,  Ponzio delivered and assigned to the Company a promissory note of Call Compliance, Inc. dated April 27, 2006, in the principal amount of $150,000 and payable to Ponzio (the “Ponzio Original Note”) in exchange for the Company’s issuing and delivering to Ponzio the Company’s 18% Senior Subordinated Secured Promissory Note, dated June 24, 2009, in the principal amount of $150,000 and payable to Ponzio (the “Ponzio New Note”).  In connection with such exchange, the Company granted Ponzio a senior subordinated security interest (the “Ponzio Security Interest”) in all of the Company’s assets to secure the Company’s obligations under the Ponzio New Note, as evidenced and subject to the terms and conditions of a Security Agreement, dated June 24, 2009 (the “Ponzio Security Agreement”), between Ponzio and the Company.  As further consideration for entering into the Ponzio Exchange Agreement, Ponzio was granted 3 million Class A warrants (each, a “Ponzio Class A Warrant”) and 3 million Class B warrants (each, a “Ponzio Class B Warrant”).  Each of these warrants entitles its holder to purchase one share of common stock (each, a “Warrant Share”) at a purchase price of $0.05 per Warrant Share. The Ponzio Class A Warrants and Ponzio Class B Warrants expire on June 23, 2014.  If any amount (principal or interest) is outstanding under the Ponzio New Note, the purchase price upon exercise of any of the Ponzio Class B Warrants must be paid by the reduction of such amounts outstanding under the Ponzio New Note.

The Ponzio Original Note was due on demand and bore interest at the rate of 18% per annum, payable monthly in arrears.

The Ponzio New Note has a stated maturity of January 1, 2011 and bears interest at the rate of 18% per annum (20%, in the case of a default under the Ponzio New Note), with interest payable monthly in arrears.

8.   Agile Debentures:

On May 6, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Agile.  The Purchase Agreement contemplated the Company’s immediate sale to Agile of a secured convertible debenture of the Company  (the “Initial Agile Debenture”) in the original principal amount of $300,000 and having a maturity date of November 6, 2009, and a potential sale of a second secured convertible debenture (the “Additional Agile Debenture” and collectively with the Initial Agile debentures the “Agile Debentures”)  in the same original principal amount and having the same maturity date as the Initial Agile Debenture.  The purchase price of each of the Agile Debentures was $300,000.  The Purchase Agreement further provided that, for no further consideration, the Company issue to Agile 3 million shares (each, an “Initial Equity Incentive Share”) of common stock in connection with the sale and issuance of the Initial Agile Debenture and an additional 2 million shares (each, an “Additional Equity Incentive Share” and, collectively with the Initial Equity Incentive Shares, the “Agile Equity Incentive Shares”) of common stock in connection with the sale and issuance of the Additional Agile Debenture.

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

9.  Common Stock Transactions:

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

B.   Issuance of Warrants to Marketing Communications Agency –

During the first six months of 2009, the Company issued Greenstone Fontana Corp. warrants to purchase an aggregate of 600,000 shares of common stock at a purchase price of $0.05 per share.  The warrants were issued in 100,000 warrant installments effective the first calendar day of each of January, February, March, April, May and June 2009.  The warrants were deemed to have minimal value using a Black-Scholes option pricing model with the following additional input ranges: expected volatility: 20.44% - 24.15%; risk free interest rate: 1.12% - 1.47%; term: 3 years.

The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for the common stock as the common stock has not been trading for the sufficient length of time to accurately compute its volatility.

C.  Issuance of Warrants to Nascap –

The 7 million Class A warrants and 7 million Class B warrants, issued to Nascap on June 30, 2009 in accordance with the Nascap Modification Agreement, were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: expected volatility: 21.67%; risk free interest rate: 2.66%; term: 5 years.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for the common stock as the common stock has not been trading for the sufficient length of time to accurately compute its volatility.

D.  Issuance of Warrants in Connection with the Promissory Note Exchange Agreements dated June 24, 2009 –

The 4 million Class A warrants and 4 million Class B warrants issued in connection with the two loan modification agreements entered into by the Company, on June 24, 2009 with Ponzio and Mr. Brookstein, were deemed to have minimal value using a Black-Scholes option pricing model with the following additional input ranges: expected volatility: 21.75%; risk free interest rate: 2.66%; term: 5 years. The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for the common stock as the common stock has not been trading for the sufficient length of time to accurately compute its volatility.

E.  Issuance of Deferred Salary Warrants –

The Company’s chief executive officer, Dean R. Garfinkel, the chief financial officer, Barry M. Brookstein, and the Controller, Cecilia Carfora, have been deferring all or a portion of their salaries since January 1, 2009.  The amount of deferred salaries totaled $170,000 as of June 30, 2009, consisting of $85,000 due Mr. Garfinkel, $70,000 due Mr. Brookstein and $15,000 due Ms. Carfora.  As consideration for such deferrals, the Company agreed to grant five-year warrants (each, a “Deferred Salary Warrant”) to purchase shares (each, a “Deferred Salary Warrant Share”) of the Company’s common stock.  Under this agreement, except for the quarter ended June 30, 2009, for every $1 of salary deferred during such quarter, the Company is obligated to issue 40 Deferred Salary Warrants.  For the quarter ended June 30, 2009, the amount of Deferred Salary Warrants issued was based upon the aggregate unpaid deferred salary on the last day of the quarter. Accordingly, Mr. Garfinkel received 3.4 million Deferred Salary Warrants, Mr. Brookstein received 2.8 million Deferred Salary Warrants and Ms. Carfora received 600,000 Deferred Salary Warrants.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
 Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The 6.8 million Deferred Salary Warrants issued on June 30, 2009 were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: expected volatility: 21.67%; risk free interest rate: 2.66%; term: 5 years.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for the common stock as the common stock has not been trading for the sufficient length of time to accurately compute its volatility.

F.  Issuance of Dividend Accrual Warrants –

The 3 million Dividend Accrual Warrants issued on June 30, 2009 were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: expected volatility: 21.67%; risk free interest rate: 2.66%; term: 5 years.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for the common stock as the common stock has not been trading for the sufficient length of time to accurately compute its volatility.

10.    Recent Accounting Pronouncements:

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for the Company beginning with the Company’s fiscal year ending December 31, 2009.  The adoption of this statement requires the Company to increase disclosures in the financial statements related to derivative instruments held by the Company, if any.

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

In June 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Entity’s Own Stock” (“EITF No. 07-5”).  EITF No. 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to a company’s own stock, including instruments similar to warrants issued by the company to purchase its stock.  EITF No. 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise and settlement provisions in determining whether the instrument should be indexed to its own stock and exempt from the application of SFAS No. 133.  Although EIFT No. 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the adoption date requires restatement of the accounting through a cumulative adjustment to retained earnings upon adoption.   The adoption of EITF No. 07-5 did not have a material effect on Company’s financial statements.

 In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued.  This statement is effective for interim or annual periods ending after June 15, 2009. The Company adopted SFAS 165 in the second quarter of 2009, and the adoption did not have any impact on its results of operations or financial position.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
 Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Continued)

 In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.”  SFAS 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by FASB to be applied by non-governmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws also are sources of authoritative GAAP for SEC registrants.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of SFAS 168 will not have any impact on the Company’s results of operations or financial position

Other accounting standards that have been issued or proposed by FASB and other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon their respective adoptions.

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

Revenue Recognition

The Company earns a fee for each telephone solicitor’s call attempt (whether or not the call is completed) which generates a query to a data base of Do-Not-Call telephone numbers.  Through Call Compliance Inc., the Company’s principal wholly-owned subsidiary, the Company has an annually renewable contract with its data base distributor to perform the following functions:

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

Results of Operations for the Periods Ended June 30, 2009 Compared to the Periods Ended June 30, 2008
Management believes the following selected revenue and expense data, the percentage relationship between revenues and major categories in the Company’s condensed consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented is important in evaluating the performance of its business operations.

	Three Months Ended June 30,,
	2009		2008		2009 vs. 2008
		Percentage		Percentage	Amount	Percentage
		of		of	Increase	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	(Decrease)
Revenues	$277,777	100.0%	$478,619	100.0%	$(200,842)	(42.0)%
Cost of revenues	137,855	49.6	241,417	50.4	(103,562)	(42.9)
Gross margin	139,922	50.4	237,202	49.6	(97,280)	(41.0)
Selling, general and administrative expenses	412,400	148.5	431,382	90.1	(18,982)	(4.4)
Interest expense	64,520	23.2	26,517	5.6	38,003	143.3
Amortization of loan costs and related financing expense	36,660	13.2	12,509	2.6	24,151	193.1
Operating loss	(373,658)	(134.5)	(233,206)	(48.7)	140,452	60.2
Gain on extinguishment of debt	—	—	—	—	—	—
Net loss	(373,658)	(134.5)	(233,206)	(48.7)	140,452	60.2
Preferred dividends	37,500	13.5	37,500	7.8	—	—
Loss attributable to common stockholders	(411,158)	(148.0)	(270,706)	(56.5)	140,452	51.9

	Six Months Ended June 30,
	2009		2008		2009 vs. 2008
		Percentage		Percentage	Amount	Percentage
		of		of	Increase	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	(Decrease)
Revenues	$589,909	100.0%	$945,628	100.0%	$(355,719)	(37.6)%
Cost of revenues	293,812	49.8	477,060	50.5	(183,248)	(38.4)
Gross margin	296,097	50.2	468,568	49.5	(172,471)	(36.8)
Selling, general and administrative expenses	920,334	156.0	1,043,921	110.4	(123,587)	(11.8)
Interest expense	122,851	20.8	41,194	4.3	81,657	198.2
Amortization of loan costs and related financing expense	73,320	12.5	12,509	1.3	60,811	486.1
Operating loss	(820,408)	(139.1)	(629,056)	(66.5)	191,352	30.4
Gain on extinguishment of debt	—	—	8,525	0.9	(8,525)	(100.0)
Net loss	(820,408)	(139.1)	(620,531)	(65.6)	199,877	32.2
Preferred dividends	75,000	12.7	75,000	7.9	—	—
Loss attributable to common stockholders	(895,408)	(151.8)	(695,531)	(73.5)	199,877	28.7

Revenues for the three months ended June 30, 2009 were $277,777, compared to revenues of $478,619 for the corresponding period in 2008. This decrease of $200,842, or 42.0%, was mainly attributable to lower revenues from the Company’s principal product, TeleBlock. Revenues generated by its key distributor comprised 76.5% and 84.5% of the Company’s total revenues for the three months ended June 30, 2009 and 2008, respectively. Call counts for the Company’s TeleBlock service decreased by approximately 49% or 73.8 million call counts. Although TeleBlock revenues have decreased across all industries, a major portion of the Company’s decrease in TeleBlock revenues is attributable to reduced telemarketing efforts within the time share industry, a major contributor to the Company’s revenues. As a result, TeleBlock revenues decreased by $191,967, or 47.4%, for the second quarter of 2009 compared to the 2008 second quarter. Although there were marginal increases in revenues attributable to enhanced caller ID and the Company’s online regulatory guides, these increases were offset by decreases in database management fees from its TeleBlock subscribers, decreased revenues from the Company’s VoIP services and lower commissions and other ancillary fees resulting in decreased revenues by a net aggregate of $8,875.

VeriSign, the Company’s key TeleBlock distributer, concluded the divestiture of its communications services group to Transaction Network Services, Inc. (TNS) in May 2009.  TNS was a smaller SS7 competitor; however, the new TNS now supplies the majority of wireline Telephone Carriers with its services.  Consequently, as a result of this transaction, the Company’s ability to offer TeleBlock as been expanded.  The Company does not believe that the change in ownership of the distributor will have any material adverse effect on the Company’s revenues or financial condition.

For the six months ended June 30, 2009, revenues were $589,909, compared to revenues of $945,628 for the corresponding period in 2008, a decrease of $355,719, or 37.6%. This decline was driven by some of the same factors that contributed to the decrease in quarterly revenues described above – a revenue decrease of $321,932 from VeriSign due to 124.1 million, or 43%, lower call counts for the Company’s TeleBlock service. Revenues from VeriSign comprised 78.4% and 82.9% of the Company’s six month revenues for 2009 and 2008, respectively. Decreases in revenues from the Company’s online regulatory guides, decreases in database management fees from its TeleBlock subscribers, lower commissions and other incidental revenue decreased revenues by an aggregate of $33,787.

Although revenues during the second quarter of 2009 were slightly lower when compared to the 2009 first quarter, TeleBlock and enhanced caller Id call counts began to increase significantly during the second quarter. The Company’s TeleBlock call counts rebounded in May 2009 with an increase of 12.9% when compared to April 2009. This trend continued into June 2009 when TeleBlock call counts again increased by 11.3% over the prior month. Enhanced caller ID appears to be following a similar trend. The Company has increased its customer base for this product and expects call counts to continue to increase as the year progresses, subject to seasonal and other economic factors.

Cost of revenues for the three months ended June 30, 2009 totaled $137,855, a decrease of $103,562, or 42.9%, compared to $241,417 for the 2008 second quarter. In dollar terms, fees payable to the Company’s principal distributor, VeriSign, decreased by $73,822 as a result of the above-mentioned call count decrease to the Company’s database on VeriSign’s platform. In addition, other costs of revenues, including software amortization expense, production and back-up site hosting fees and costs related to the Company’s VoIP services, decreased by approximately $33,771. Increased costs related to revenues attributable to enhanced caller ID and the Company’s online regulatory guides partially offset these decreases by $4,031.

For the six months ended June 30, 2009, cost of revenues totaled $293,812, a decrease of $183,248, or 38.4%, when compared to cost of revenues of $477,060 for the same period last year. Fees payable to our principal distributor, VeriSign, decreased by $124,148 as a result of the lower call counts hosted on their database. Production and back-up site hosting fees and costs related to decreased revenues from the Company’s VoIP as well as software amortization expense decreased by a total of $64,437. Increased costs of revenues, including costs associated with the Company’s online registration guide and enhanced caller ID, partially offset these decreases by an aggregate of $5,337.

As a percentage of revenues, cost of revenues for the current quarter and year-to-date periods decreased to 49.6% from 50.4% and to 49.8% from 50.5%, respectively, compared to those periods last year. This decrease reflects a decline in TeleBlock revenues when compared to total revenues as well as decreased software amortization expense and lower production and back-up site hosting fees that are attributable to the TeleBlock platform. As a percentage of revenues, costs of revenues related to VeriSign-sourced revenues was 52.5% in 2009 and 52.0% in 2008 for the quarterly periods and 52.8% in 2009 and 52.4% in 2008 for the year-to-date periods.

Selling, general, and administrative expenses decreased by $18,982, or 4.4%, to $412,400 for the three months ended June 30, 2009 compared to $431,382 for the same period last year. This decrease was attributable to the following: decreases in investment banking fees of $26,499, lower stock transfer fees of $18,678, a decline in employee travel and related expenses of $17,401, lower advertising expenses of $17,161, reduced rent expense of $9,216 and lower insurance costs of $6,230. These decreases were partially offset by a net increase in salaries and benefits of $28,226 that resulted from an increase in salaries of $60,000 due to the expiration on June 30, 2008 of the voluntary one year salary reduction by the Company’s two executive officers and was partially offset by a decrease in salaries of $31,774 due to the elimination of two positions – one in sales and one in accounting. Additionally, investor relations fees increased by $3,989 and marketing consultant fees of $15,000 incurred in the 2009 quarter were not a factor in the 2008 quarter, as the Company did not retain such services until after the quarter ended March 31, 2008. Professional fees also increased by $26,549, principally attributable to the restructuring of the Company’s debt. Other selling, general and administrative expenses increased by a net aggregate amount of $2,439.

As expected, selling, general and administrative expenses decreased by $95,534 during the second quarter of 2009 when compared to the first quarter 2009, due to a number of cost-cutting measures that were implemented by the Company during the first quarter of 2009. A sales position was eliminated and the Company was able to negotiate reductions on certain of its monthly recurring costs from its material suppliers, vendors and creditors.

For the six months ended June 30, 2009, selling, general, and administrative expenses totaled $920,334, which were $123,587, or 11.8%, lower than selling, general, and administrative expenses of $1,043,921 for the same period last year. Salaries and benefits decreased by $189,571, attributable to the January 2008 grant of options to purchase 45 million shares of Common Stock to the Company’s two executive officers and two other employees that were valued at $162,000 as well as salary reductions of $27,571 primarily due to the elimination of two employees. In addition, the Company reduced investment banking fees by $40,666 and stock transfer fees by $20,661. There were additional decreases in employee travel and related expenses of $22,558, net rent expense of $12,622, advertising expenses of $12,524 and insurance of $11,364. Other selling, general and administrative expenses decreased by a net aggregate amount of $2,058. These decreases in expenses were partly offset by a $120,000 increase in salaries to the Company’s two executive officers during the first half of 2009; they had voluntarily reduced their salaries by one-half for a one-year period ending in July 2008. The Company also incurred marketing consultant fees of $45,000, increased expenses for investor relations of $11,995 and higher professional fees of $11,442.

As a percentage of revenues, selling, general, and administrative expenses for the quarter were 148.5% in 2009 and 90.1% in 2008. For the six month periods, the expense categories were 156.0% in 2009 and 110.4% in 2008. The increases in these percentages are principally due to significant declines in revenues during 2009. Selling, general and administrative expenses also decreased, but not to the extent of revenues.

Quarterly interest expense increased by $38,003, or 143.3%, to $64,520 for the 2009 second fiscal quarter from $26,517 in the 2008 second fiscal quarter. This increase reflects additional interest of $31,750 on the Agile Debentures that were sold and issued in May and September 2008 and higher interest of $5,520 on the Nascap Restated Note as the principal outstanding increased to $350,000 in April 2009. In addition, the Company incurred interest of $2,250 during the second quarter 2009 on the Brookstein Note that was entered into earlier in the year. These increases were offset by a decrease of $1,517 in other interest expense. Interest expense increased by $81,657, or 198.2%, to $122,851 for the 2009 six month period compared to $41,194 for the same six month period of 2008. The components of the change in this category closely paralleled the changes in the quarterly period. As a percentage of revenues, interest expense for the current quarter and year-to-date periods increased to 23.2% from 5.6% and to 20.8% from 4.3%, respectively, compared to those periods last year.

The Company’s quarterly loan cost amortization and related financing expense, including loan penalties and amortization of loan discount, was $36,660 for the 2009 second fiscal quarter, an increase of $24,151, or 193.1%, compared to $12,509 for the 2008 second quarter. Deferred loan costs and loan discount amortized during the 2009 and 2008 second fiscal quarters are related to the Agile Debentures that were sold and issued to Agile in May and September 2008. Loan cost amortization and related financing expense increased by $60,811, or 486.1%, to $73,320 for the 2009 six months from $12,509 for the 2008 six months. The components of the change are attributable to the same factors as in the quarterly period. As a percentage of revenues, amortization of loan costs and related financing expense for the current and year-to-date periods increased to 13.2% from 2.6% and to 12.5% from 1.3%, respectively, compared to the same periods last year.

The Company assesses its current prospects for future profitability by separating its statement of operations into two principal components: (a) its business operations, represented by the gross margin to selling, general and administrative expense shortfall and (b) its total business financing expense, represented by the total of interest expense and loan cost amortization and other financing charges. Total business financing expense increased during the 2009 second fiscal quarter by $62,154, or 159.3%, to $101,180 in the 2009 quarter from $39,026 in the 2008 quarter and for the year-to-date period by $142,468, or 265.3%, to $196,171 in 2008 from $53,703 in 2007. As a percentage of revenues, total business financing expense increased for the 2009 quarter by 28.2 percentage points to 36.4% in 2009 from 8.2% in 2008. For the 2008 year-to-date period, total business financing expense as a percentage of revenues increased by 27.5 percentage points to 33.3% in 2009 from 5.6% in 2008. As expected, this ratio increased for the 2009 periods. The Agile Debentures that were sold and issued in May and September 2008 increased this year’s total business financing expense by $55,901 and $137,561 for the 2009 second fiscal quarter and the 2009 first six-month period, respectively.

The Company’s 2009 second fiscal quarter net loss increased by $140,452, or 60.2%, to $373,658 from $233,206 in the 2008 comparable quarter. For the year-to-date periods, the net loss increased by $199,877, or 32.2%, to $820,408 in 2009 from $620,531 in 2008. As a percentage of revenues, the net loss increased by 85.8 percentage points to 134.5% from 48.7% for the quarter and by 73.5 percentage points to 139.1% from 65.6% for the year-to-date period.

Dividends of $37,500 and $75,000 were accrued on the Series B Preferred Stock during the quarter and year-to-date periods, respectively, and are taken into account when computing loss per common share. As a percentage of revenues, preferred dividends were 13.5 and 7.8% for 2009 and 2008 second fiscal quarters and 12.7% and 7.9% for six months ending June 30, 2009 and 2008, respectively. The dividends were not paid during 2009 as Nevada law prohibited such payment.

For the three and the six-month periods ended June 30, 2009 and 2008, the Company’s annual effective tax rate was estimated to be 0%. Accordingly no tax benefit was recognized in either of such periods. Future taxable losses, as well as those incurred from February 10, 2006 (the date on which the Company was no longer subject to Sub-part S of the Internal Revenue Code) to June 30, 2008, will be available to offset subsequent future taxable income, if any.

Liquidity and Capital Resources

Net cash used in operating activities of $330,549 and $609,632 for the 2009 and 2008 six month periods, respectively, was comprised of the net loss, reduced by non-cash items of $189,062 and $248,356, plus or minus the effect of changes in assets and liabilities. The net loss as adjusted for non-cash items was $631,346 for the six months ended June 30, 2009, compared to $372,175 for the same period last year. This increase of $259,171 was due to a higher net loss of $199,877, the 2008 issuance of non-qualified stock options valued at $162,000 that were not a factor in the 2009 quarter and decreased depreciation and amortization charges of $37,773. These increases were offset by higher interest and penalties that were effectively financed of $54,605, increased loan cost amortization costs of $77,349 and the 2008 debt extinguishment gain of $8,525. The changes in assets and liabilities decreased the Company’s net cash used in operating activities by $300,797 for the six months ended June 30, 2009 and increased the Company’s net cash used in operations by $237,457 for the six months ended June 30, 2008.

Net cash used in investing activities was $8,100 for the six months ended June 30, 2009 and was used to develop capitalized software. Cash used in investing activities was $10,173 for the six months ended June 30, 2008 and was used to purchase computer equipment.

Net cash provided by financing activities was $182,888 and $89,986 in the 2009 and 2008 six month periods, respectively. As previously noted, during 2009, the Company received an additional $200,000 in borrowings from an existing lender and a director, officer and shareholder loaned the Company $50,000. These increases in cash were partially offset by debt repayments of $67,112. Cash provided by financing activities during the 2008 six months was attributable to the issuance of the Initial Agile Debenture for $300,000 in May 2008. This increase was partially offset by the payment of dividends of $75,000 on the Company’s Series B preferred stock, payment of deferred loan and acquisition costs of $62,500 and debt repayments totaling $72,514.

The net decrease in cash was $155,761 and $529,819 the six month periods ended June 30, 2009 and 2008, respectively.

The Company’s working capital deficits were $1,482,494 and $840,977 as of June 30, 2009 and December 31, 2008, respectively. Current assets decreased by $185,528, or 35.5%, due to decreases in cash of $155,761, prepaid expenses of $19,536 and accounts receivable of $10,231. Current liabilities increased by $455,989 or 33.4%, due to an increase in accounts payable and accrued expenses of $167,845, the deferral of accrued officer’s salary totaling $155,000, an increase in short-term and demand notes payable of $88,642, and an increase of $94,502 in convertible debentures due to the accrual of interest and the amortization of the loan discount. The decrease of $50,000 in current maturities of long-term debt partially offset the increase in current liabilities.

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

The Company’s loan from Nascap was modified in March 2009, increasing funding up to $750,000 at the lender’s discretion. The original loan amount was $150,000. In connection with the loan modification, the Company agreed to grant Nascap 40 Class A and 40 Class B warrants for each dollar of principal outstanding under the loan facility on such date between April 1, and June 30, 2009 on which such principal amount was the greatest. As of June 30, 2009, the greatest amount of principal outstanding under the loan facility was $350,000. Both warrants have an exercise price of $0.05 per share. The warrants were granted on June 30, 2009 and consisted of 7 million Class A warrants and 7 million Class B warrants

Agreements with two additional lenders were modified on June 24, 2009. The Company’s chief financial officer had loaned the Company an aggregate of $50,000 during the 2009 first fiscal quarter, and a second lender loaned the Company $150,000 in April 2006. Both notes continue to bear interest at 18% per annum, payable monthly in arrears. The stated maturity date on the modified notes is now January 1, 2011. These notes were originally demand notes. As consideration for entering into the loan modification agreements, the note holders were granted 4 million Class A warrants and 4 million Class B warrants. Each of these warrants entitles its holder to purchase one share of common stock ( each, a “Warrant Share”) at a purchase price of $0.05 per Warrant Share and expires on June 23, 2014.

The Company’s continued losses raise substantial doubt about its ability to continue as a going concern. Operating losses have resulted from a shortfall of sales revenues to cover the Company’s operating and marketing expenses during the implementation of the Company’s operating plan, which targets significant sales growth and is long-range in nature. The Company’s ability to operate as a going concern is dependent upon its ability to increase revenues, control costs and operate profitably. The Company (i) has and continues to seek reductions in its operating expenses and (ii) has retained an investment banker to explore acquisition opportunities that may diversify the Company’s existing range of products and services, as well as to assist the Company in obtaining additional financing as required. There is no assurance that the Company will be successful in attaining these objectives or that attaining such objectives will result in operating profits, positive cash flows or an overall improvement in the Company’s financial position.

The Company has proactively begun to reduce cash outlays to enable the Company to continue operations until additional financing can be arranged. The Company’s two executive officers and controller deferred 100% of their salaries for February and March 2009, and the chief executive officer and chief financial officer have deferred 75% and 50% of their respective salaries beginning in April 2009. Additionally, two positions were eliminated, one in sales and one in accounting. The Company has been able to modify payments due various suppliers to reduce other material expenses/payments as well. These measures in and of themselves will not be sufficient to cover the Company’s short-term operating cash flow shortfall. One of the executive officers has personally loaned the Company a total of $50,000 during the 2009 first quarter. However, additional funding will be necessary for the Company to continue operations.

The Company’s primary need for cash during the next twelve months is for payment of current operating costs as well as paying interest due on the Agile Debentures and other loans. Cash flow requirements for the next twelve months are expected to be approximately $173,000 per month, including payroll, rent, utilities, insurance, professional fees and interest. The Company receives approximately $93,000 a month in revenues from its current customer base. Additionally, the Agile Debentures in the amount of $600,000, plus accrued interest, are due in November 2009, unless they are either converted to common stock or a restructuring arrangement can be reached. Until cash-flow neutral operations are attained, of which there can be no assurance, additional capital will be required to finance current operations as well as any growth.

In an effort to increase its line of products and services and increase its revenues, the Company entered into a non-binding memorandum of understanding with an entity that contemplated the Company’s acquisition of such entity for a combination of cash, promissory notes and equity in the Company.  The acquisition target is a wholesale Voice-over-Internet-Protocol, or VoIP, transport company.  No formal, definitive and binding agreement has been entered into as of the date of the filing of this Quarterly Report on Form 10-Q and neither the acquisition target nor the Company has any obligation to enter into a binding agreement.  The Company and the acquisition target presently have begun their own preliminary due diligence reviews.  The Company currently does not have available the funds that will be necessary to finance the anticipated cash portion of the acquisition.  There can be no assurance given that the Company will enter into a formal acquisition agreement, that, if the Company does enter into a definitive acquisition agreement, the subject acquisition will be consummated, or, if an acquisition is consummated, such acquisition will result in increased revenues or profitability to the Company.  In addition, acquiring the funds necessary to finance the cash portion of any acquisition could result in significant dilution to the Company’s present shareholders.  Further, no assurance can be given that such funds can be obtained on terms favorable to the Company, if at all.

The Company is continuing to seek financing for the proposed acquisition of the VoIP transport company, and until such financing becomes available, the proposed acquisition has been put on hold. Additionally, there have been discussions with other companies regarding potential acquisitions. However, no material definitive agreements have been entered into with any of these parties. There is no assurance that the Company will locate appropriate targets, that the Company will agree with them on beneficial terms, that the Company would obtain the funds necessary to consummate any acquisition, nor that any acquisition would result in increased revenues, positive cash flows or profits.

In July 2009, the Company signed a letter of intent with Execuserve Corp. that contemplated the company entering into an exclusive licensing agreement to distribute the Execuserve’s Hire-Intelligence software program. The program conducts dynamic assessments that are used to create job specific profiles which serve as benchmarks for future hiring. The licensing agreement, as currently contemplated, will require the Company to generate minimum annual revenues of $1,000,000 from the sale of Hire-Intelligence. There is no assurance that the Company will enter into a definitive distribution agreement with Execuserve, or, if such an agreement is entered into, that it will generate any revenues or profits for the Company.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934), as of June 30, 2009. Based on their review and evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. However, in evaluating the Company’s disclosure controls and procedures, the Company’s chief executive officer and chief financial officer recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and such officers necessarily were required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.6
Amendment No. 1 to Loan Modification Agreement, dated as of April 30, 2009, among Compliance Systems Corporation, Call Compliance Inc. and Nascap Corp. (including, as exhibits, forms of the warrant certificates evidencing the Class A Warrants and Class B Warrants). [Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K (Date of Report: April 30, 2009), filed with the Securities and Exchange Commission on May 1, 2009.]

10.7
Promissory Note of Call Compliance, Inc., dated as of March 3, 2009, in the principal amount of $50,000 and payable to Barry Brookstein. [Incorporated by reference to Exhibit 10.16 of the registrant’s Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009.]

10.8
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

10.10
 Warrant Certificate, dated June 30, 2009, evidencing 3.4 million common stock purchase warrants registered in the name of Dean Garfinkel. [Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K (Date of Report: June 30, 2009), filed with the Securities and Exchange Commission on July 7, 2009.]

10.11
 Warrant Certificate, dated June 30, 2009, evidencing 2.8 million common stock purchase warrants registered in the name of Barry Brookstein. [Incorporated by reference to Exhibit 10.2 of the registrant’s Form 8-K (Date of Report: June 30, 2009), filed with the Securities and Exchange Commission on July 7, 2009.]

10.12
 Warrant Certificate, dated June 30, 2009, evidencing 1.2 million common stock purchase warrants registered in the name of Barry Brookstein. [Incorporated by reference to Exhibit 10.3 of the registrant’s Form 8-K (Date of Report: June 30, 2009), filed with the Securities and Exchange Commission on July 7, 2009.]

10.13
 Warrant Certificate, dated June 30, 2009, evidencing 1.8 million common stock purchase warrants registered in the name of Spirits Management, Inc. [Incorporated by reference to Exhibit 10.4 of the registrant’s Form 8-K (Date of Report: June 30, 2009), filed with the Securities and Exchange Commission on July 7, 2009.]

10.14
Promissory Note Exchange Agreement, dated June 24, 2009, between Compliance Systems Corporation and Henry A. Ponzio. [Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K (Date of Report: June 24, 2009), filed with the Securities and Exchange Commission on June 30, 2009.]

10.15
Promissory Note of Call Compliance, Inc., dated April 27, 2006, in the principal amount of $150,000 and payable to Henry A. Ponzio.  [Incorporated by reference to Exhibit 10.34 of the registrant’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on May 12, 2006.]

10.16
Promissory Note of Compliance Systems Corporation, dated June 24, 2009, in the principal amount of $150,000 and payable to Henry A. Ponzio. [Incorporated by reference to Exhibit 10.3 of the registrant’s Form 8-K (Date of Report: June 24, 2009), filed with the Securities and Exchange Commission on June 30, 2009.]

10.17
Security Agreement, dated June 24, 2009, between Compliance Systems Corporation and Henry A. Ponzio. [Incorporated by reference to Exhibit 10.4 of the registrant’s Form 8-K (Date of Report: June 24, 2009), filed with the Securities and Exchange Commission on June 30, 2009.]

.10.18
Warrant Certificate, dated June 24, 2009, evidencing 3 million class “A” common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.5 of the registrant’s Form 8-K (Date of Report: June 24, 2009), filed with the Securities and Exchange Commission on June 30, 2009.]

10.19
Warrant Certificate, dated June 24, 2009, evidencing 3 million class “B” common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.6 of the registrant’s Form 8-K (Date of Report: June 24, 2009), filed with the Securities and Exchange Commission on June 30, 2009.]

10.20
Security Agreement, dated as of May 6, 2008, between Compliance Systems Corporation and Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the Securities and Exchange Commission on May 12, 2008].

10.21
Security Agreement, dated March 8, 2006, between Call Compliance, Inc. and Nascap Corp.  [Incorporated by reference to Exhibit 10.62 to Amendment Number 2 to the registrant’s Registration Statement on Form SB-2/A, filed with the Securities and Exchange Commission on November 2, 2006.]

10.22
Guaranty Agreement, dated September 30, 2006, by Compliance Systems Corporation in favor of Nascap Corp.  [Incorporated by reference to Exhibit 10.63 to Amendment Number 2 to the registrant’s Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.]

10.23
Promissory Note Exchange Agreement, dated June 24, 2009, between Compliance Systems Corporation and Barry M. Brookstein. [Incorporated by reference to Exhibit 10.13 of the registrant’s Form 8-K (Date of Report: June 24, 2009), filed with the Securities and Exchange Commission on June 30, 2009.]

10.24
Promissory Note of Compliance Systems Corporation, dated June 24, 2009, in the principal amount of $50,000 and payable to Barry M. Brookstein. [Incorporated by reference to Exhibit 10.15 of the registrant’s Form 8-K (Date of Report: June 24, 2009), filed with the Securities and Exchange Commission on June 30, 2009.]

10.25
Security Agreement, dated June 24, 2009, between Compliance Systems Corporation and Barry M. Brookstein. [Incorporated by reference to Exhibit 10.16 of the registrant’s Form 8-K (Date of Report: June 24, 2009), filed with the Securities and Exchange Commission on June 30, 2009.]

10.26
Warrant Certificate, dated June 24, 2009, evidencing 1 million class “A” common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.17 of the registrant’s Form 8-K (Date of Report: June 24, 2009), filed with the Securities and Exchange Commission on June 30, 2009.]

10.27
Warrant Certificate, dated June 24, 2009, evidencing 1 million class “B” common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.18 of the registrant’s Form 8-K (Date of Report: June 24, 2009), filed with the Securities and Exchange Commission on June 30, 2009.]

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

Date: August 14, 2009	Compliance Systems Corporation

	By:	/s/ Dean Garfinkel
Dean Garfinkel
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Barry M. Brookstein
Barry M. Brookstein
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)