Form 10-Q
period 2009-09-30
COMPLIANCE SYSTEMS CORP
filed 2009-11-23
CIK 1206133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 17, 2009, 184,511,662 shares of common stock of the issuer were outstanding.

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS:
Current assets:
Cash	$35,266	$208,222
Accounts receivable, net	144,506	82,895
Prepaid expenses and other current assets	178,311	231,312
Total current assets	358,083	522,429

Property, equipment and capitalized software costs, net	78,818	98,225

Deferred loan costs, net	23,901	66,411
Patents, net	19,160	20,285
Security deposits	18,100	18,100

Total Assets	$498,062	$725,450

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Short-term and demand notes payable	$393,724	$310,925
Accounts payable and accrued expenses	719,450	414,255
Accrued officers’ compensation	230,000	—
Secured convertible debentures and accrued interest thereon	795,796	587,293
Current maturities of long-term debt	933	50,933
Total current liabilities	2,139,903	1,363,406

Other long-term debt, less current maturities	200,000	—
Deferred service revenue and other deferred credits	60,729	57,006

Total liabilities	2,400,632	1,420,412

Commitments and contingencies

Stockholders’ deficiency:
Convertible preferred stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,368,750 and 2,500,000 shares issued and outstanding	2,369	2,500
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Common stock, $.001 par value; 2,000,000,000 shares authorized, 184,511,662 and 169,286,662 shares issued and outstanding, respectively	184,512	169,287
Additional paid-in capital	5,752,235	5,843,999
Accumulated deficit	(7,844,765)	(6,713,827)
Total stockholders’ deficiency	(1,902,570)	(694,962)

Total liabilities and stockholders’ deficiency	$498,062	$725,450
See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008

Revenues	$329,832	$480,642	$919,741	$1,426,270
Cost of revenues	145,430	232,760	439,242	709,820

Gross margin	184,402	247,882	480,499	716,450

Operating expenses:
Selling, general and administrative expenses	389,581	473,638	1,309,915	1,517,559
Interest expense	66,869	43,467	189,720	84,661
Loan cost amortization and related financing expense	38,482	26,518	111,802	39,027

Total operating expenses	494,932	543,623	1,611,437	1,641,247

Operating loss	(310,530)	(295,741)	(1,130,938)	(924,797)

Gain on extinguishment of debt	-	-	-	8,525

Net loss	$(310,530)	$(295,741)	$(1,130,938)	$(916,272)

Preferred dividends	37,500	37,500	112,500	112,500

Net loss attributable to common stockholders	$(348,030)	$(333,241)	$(1,243,438)	$(1,028,772)

Basic and diluted per share data:

Loss per share	$(.00)	$(.00)	$(.01)	$(.01)

Weighted average shares outstanding	174,101,336	135,606,299	171,640,325	133,202,487

See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended Sept. 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,130,938)	$(916,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	—	(8,525)
Depreciation of property and equipment	28,343	79,888
Amortization of deferred charges and intangibles	165,427	117,844
Interest/penalty accrued and not paid or imputed on related party transactions	96,263	21,875
Stock based compensation	—	162,000
Changes in assets and liabilities:
Accounts receivable	(61,611)	(118,820)
Prepaid expenses and other current assets	31,505	17,349
Accounts payable and accrued expenses	222,445	(83,425)
Accrued officers’ compensation	230,000	(60,000)
Deferred service revenues and other deferred credits	3,723	7,586
Total adjustments	716,095	135,772
Net cash used in operating activities	(414,843)	(780,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, equipment and capitalized software	(8,936)	(35,360)
Net cash used in investing activities	(8,936)	(35,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred registration and loan costs	(15,722)	(105,500)
Net short-term and demand loan increases (repayments)	166,545	(21,504)
Proceeds from related party loans	50,000	—
Preferred stock dividends	—	(112,500)
Proceeds from issuance of secured convertible debenture	100,000	600,000
Repayments of long-term debt	(50,000)	(82,729)
Net cash provided by financing activities	250,823	277,767

NET DECREASE IN CASH	(172,956)	(538,093)
CASH – beginning of period	208,222	921,082
CASH – end of period	$35,266	$382,989

SUPPLEMENTAL INFORMATION:
Interest paid	$94,887	$64,688

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued for debt repayment/services	$5,000	$50,000
Value of preferred stock converted to common stock	$131,250	$32,140
Preferred dividends declared and accrued, but not paid	$112,500	$—
Issuance of promissory note to vendor	$24,750	$—
Insurance premium financed	$31,004	$32,279
Value of warrants issued to debt holder	$1,400	$—
Value of common stock issued to secured convertible debenture purchaser	$28,000	$94,000

See accompanying notes to interim condensed consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.     Basis of Presentation:

The accompanying unaudited interim condensed consolidated financial statements of Compliance Systems Corporation and subsidiaries (the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The Company has evaluated subsequent events through November 20, 2009.

The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.  The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on April 15, 2008.

2.    Liquidity and Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered continued losses from operations since its inception and incurred a net loss of $1,130,938 for the nine months ended September 30, 2009. The Company had stockholders’ deficiencies of $1,902,570 and $694,962 and working capital deficiencies of $1,781,820 and $840,977 at September 30, 2009 and December 31, 2008, respectively.

The prolonged trend of net losses incurred over the last six fiscal years raises substantial doubt about the Company’s ability to continue as a going concern.  Such continuation is dependent upon the Company’s ability to obtain additional financing, increase revenues, control costs and operate profitably.  To this end, the Company has retained an investment banking firm to explore acquisition opportunities that may diversify the Company’s existing range of products and services, as well as to assist the Company in obtaining additional financing as required.  There can be no assurance that the Company will be successful in attaining these objectives or that attaining such objectives will result in operating profits, positive cash flows or an overall improvement in the Company’s financial position in future periods.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.     Significant Accounting Policies Applicable to Interim Financial Statements:

A.    Income Taxes -

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded as an other expense within selling, general and administrative expenses, and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  There were no amounts accrued for penalties or interest as of or during the nine months ended September 30, 2009 and 2008.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its current position.

Net operating losses (“NOLs”) may be utilized under certain conditions as a deduction against future income to offset against future taxes. Internal Revenue Code (“IRC”) Section 382 and the regulations promulgated under IRC Section 382 limit the utilization of NOLs due to ownership changes.  If it is determined that a change in control has taken place, utilization of the Company’s NOLs will be subject to severe limitations in future periods, which would have an effect of eliminating the future tax benefits of the NOLs.  Income tax benefits resulting from net losses incurred for the three and nine months ended September 30, 2009 and 2008 were not recognized as the Company’s annual effective tax rate for both periods was estimated to be 0%.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

B.	Share-Based Payment Arrangements -

The Company accounts for share-based payment arrangements in accordance with guidance provided by the Financial Accounting Standards Board Accounting Standards Codification (“ASC”).  This guidance addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as well as share grants and other awards issued to employees and non-employees under free-standing arrangements.  These awards are recorded at costs that are measured at fair value on the awards’ grant dates, based on the estimated number of awards that are expected to vest and will result in charges to operations.

C.	Revenues -

The Company earns a fee for each telephone solicitor’s call attempt which generates a query to the Company’s database of “Do Not Call” telephone numbers.  These inquiries are first routed through telephone carriers and then to the Company ‘s database distributor; the volume of queries is tracked by the distributor with such data being available to the Company for monitoring.  Distributors submit monthly remittances together with the related monthly activity reports.  The Company has the contractual right to audit such reports.  The Company records its revenues based on the remittances and reports submitted.  Any applicable adjustments resulting from Company audits, which historically have not been significant, are recorded when billed, which occurs upon resolution with the distributor of the difference between the reported and audited amounts.

D.	Cost of Revenues -

The Company’s cost of revenues is comprised of fees paid to its distributors and database administrators as well as depreciation of the capitalized costs of software used to maintain the Company’s databases.

4.    Related Party Transactions:

A.   Brookstein Promissory Note Exchange Agreement -

As of June 24, 2009, the Company entered in to a Promissory Note Exchange Agreement (the “Brookstein Exchange Agreement”) with Barry M. Brookstein (“Brookstein”) and simultaneously consummated the transactions contemplated by the Brookstein Exchange Agreement. Brookstein, a director and principal stockholder of the Company, is the Company’s chief financial officer.  Under the Brookstein Exchange Agreement, Brookstein delivered and assigned a promissory note of Call Compliance, Inc., one of the Company’s wholly-owned subsidiaries (“CCI”), dated March 3, 2009, in the principal amount of $50,000 and payable to Brookstein (the “Brookstein Original Note”) in exchange for the Company issuing and delivering to Brookstein the Company’s 18% Senior Subordinated Secured Promissory Note, dated June 24, 2009, in the principal amount of $50,000 payable to Brookstein (the “Brookstein New Note”).  In connection with such exchange, the Company granted Brookstein a senior subordinated security interest (the “Brookstein Security Interest”) in all of the Company’s assets to secure the Company’s obligations under the Brookstein New Note, as evidenced and subject to the terms and conditions of a Security Agreement, dated June 24, 2009 (the “Brookstein Security Agreement”), between Brookstein and the Company.  As further consideration for entering into the Brookstein Exchange Agreement, Brookstein was granted 1 million Class “A” common stock purchase warrants of the Company (each, a “Brookstein Class A Warrant”) and 1 million class “B” common stock purchase warrants of the Company (each, a “Brookstein Class B Warrant”).  Each of these warrants entitles its holder to purchase one share of Company common stock at a purchase price of $0.05 per share. The Brookstein Class A Warrants and Brookstein Class B Warrants expire on June 23, 2014.  If any amount (principal or interest) is outstanding under the Brookstein New Note, the purchase price upon exercise of any of the Brookstein Class B Warrants must be paid by the reduction of the amount outstanding under the Brookstein New Note.

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

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

B.   Deferred Officers’ Compensation –

For the two month period beginning on February 1, 2009 and ending on March 31, 2009, the Company’s chief executive officer and principal stockholder, Dean Garfinkel (“Garfinkel”), and the Company’s chief financial officer and principal stockholder, Barry M. Brookstein, each agreed to defer the payment of their respective salaries. During the second and third quarters 2009, Brookstein deferred 50% and Garfinkel deferred 75% of their respective salaries. The amount of such deferred salaries as of September 30, 2009 totaled $230,000.  The Company has agreed to grant five-year warrants (each, a “Deferred Salary Warrant”) to purchase shares (each, a “Deferred Salary Warrant Share”) of Company common stock at $0.05 per Deferred Salary Warrant Share.  Under this agreement, except for the quarter ended June 30, 2009, for every $1 of salary deferred during such quarter, the Company is obligated to issue 40 Deferred Salary Warrants.  For the quarter ended June 30, 2009, the amount of Deferred Salary Warrants issued was based upon the aggregate unpaid deferred salary on the last day of the quarter. Accordingly, as of June 30, 2009, Garfinkel was granted 3.4 million Deferred Salary Warrants and Brookstein was granted 2.8 million Deferred Salary Warrants and, as of September 30, 2009, Garfinkel was granted 1.8 million Deferred Salary Warrants and Brookstein was granted 1.2 million Deferred Salary Warrants for salary deferred during the third quarter of 2009.

C.   Preferred Stock Dividends -

The Company has failed to pay dividends on the 1.25 million outstanding shares of its Series B Senior Subordinated Convertible Voting Preferred Stock (the “Series B Preferred Stock”) that were payable on the last day of each month during the first nine months of 2009.  Dividends on the Series B Preferred Stock may only be paid out of funds legally available for such purpose.  Under Nevada law, generally, a corporation’s distribution to stockholders may only be made if, after giving effect to such distribution, (i) the corporation would be able to pay its debts as they become due in the usual course of action and (ii) the corporation’s total assets equal or exceed the sum of the corporation’s liabilities plus the amount that would be needed, if the corporation was to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to those receiving the distribution.

All of the outstanding shares of Series B Preferred Stock are held by Barry M. Brookstein, the chief financial officer and principal stockholder, and Spirits Management, Inc. (“Spirits”), an entity controlled by Brookstein.  Although the Company has been and currently is unable to pay the Series B Preferred Stock dividends when due, the dividends have been and are continuing to be accrued until such time as the monthly dividends can lawfully be paid under Nevada law.  As of September 30, 2009, the amount of dividends not paid on the Series B Preferred Stock totaled $112,500, consisting of $45,000 due  Brookstein and $67,500 due Spirits.  To compensate the holders of the outstanding Series B Preferred Stock for the failure to pay dividends when due, the Company has agreed to grant five-year warrants (each, a “Dividend Accrual Warrant”) to purchase shares (each, a “Dividend Accrual Warrant Share”) of Company common stock to such holders at $0.05 per Dividend Accrual Warrant Share.  The holders are to be granted, as of the last day of each fiscal quarter, 40 Deferred Accrual Warrants for every $1 of dividend accrued during the prior three month period.  Accordingly, the Company granted 1.2 million Dividend Accrual Warrants to Brookstein and 1.8 million Dividend Accrual Warrants to Spirits as of June 30, 2009 and granted 600,000 Dividend Accrual Warrants to Brookstein and 900,000 Dividend Accrual Warrants to Spirits as of September 30, 2009 for dividends accrued during the third quarter 2009.

5.    Major Distributor:

At September 30, 2009, one distributor comprised approximately 83.0% of the Company’s accounts receivable.  This distributor generated 80.9% and 87.6% of the Company’s revenues for the nine-month periods ended September 30, 2009 and 2008, respectively.

6.    Nascap Corp. Loan Modification Agreement:

As of March 31, 2009, the Company and CCI entered into a Loan Modification Agreement (the “Nascap Modification Agreement”) with Nascap Corp. (“Nascap”).  This agreement was subsequently amended as of April 30, 2009.  Under this agreement, as amended, CCI’s promissory note payable to Nascap, in the principal amount of $150,000 and issued on September 30, 2006 (the “Original Nascap Note”), was amended and restated as a secured revolving line of credit promissory note (“Nascap Restated Note”) in the principal amount not to exceed $750,000.  The Nascap Restated Note contains the same terms and conditions as the Original Nascap Note, except for the principal amount and revolving line of credit nature of the debt.  Future advances under the Nascap Restated Note are to be made at Nascap’s sole discretion.  As consideration for entering into the Nascap Modification Agreement, the Company agreed to issue Nascap, as of June 30, 2009, twenty Class A and twenty Class B warrants for each $1.00 of principal outstanding under the Nascap Restated Note on the date between April 1, and June 30, 2009 on which the principal amount outstanding under the Nascap Restated Note was the greatest.  Each Class A and Class B warrant entitles its holder to purchase one share of Company common stock at $0.05 per share for the five-year period following the original grant date of the warrant.  The Class B warrants require its holder to pay the exercise price in the form of cancellation of amounts outstanding under the Nascap Restated Note prior the payment of the exercise price in the form of cash.  The greatest principal amount outstanding under the Nascap Restated Note was $350,000 between April 1, and June 30, 2009.  Accordingly, the Company granted to Nascap 7 million Class A warrants and 7 million Class B warrants as of June 30, 2009.  All interest due under the Nascap Restated Note through September 30, 2009 has been fully paid.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

7.    Ponzio Promissory Note Exchange Agreement:

As of June 24, 2009, the Company entered into a Promissory Note Exchange Agreement (the “Ponzio Exchange Agreement”) with Henry A Ponzio (“Ponzio”) and simultaneously consummated the transactions contemplated by the Ponzio Exchange Agreement.  Under the Ponzio Exchange Agreement,  Ponzio delivered and assigned to the Company a promissory note of CCI, dated April 27, 2006, in the principal amount of $150,000 and payable to Ponzio (the “Ponzio Original Note”) in exchange for the Company’s issuing and delivering to Ponzio the Company’s 18% Senior Subordinated Secured Promissory Note, dated June 24, 2009, in the principal amount of $150,000 and payable to Ponzio (the “Ponzio New Note”).  In connection with such exchange, the Company granted Ponzio a senior subordinated security interest (the “Ponzio Security Interest”) in all of the Company’s assets to secure the Company’s obligations under the Ponzio New Note, as evidenced and subject to the terms and conditions of a Security Agreement, dated June 24, 2009 (the “Ponzio Security Agreement”), between Ponzio and the Company.  As further consideration for entering into the Ponzio Exchange Agreement, Ponzio was granted 3 million Class A warrants (each, a “Ponzio Class A Warrant”) and 3 million Class B warrants (each, a “Ponzio Class B Warrant”).  Each of these warrants entitles its holder to purchase one share of common stock (each, a “Warrant Share”) at a purchase price of $0.05 per Warrant Share. The Ponzio Class A Warrants and Ponzio Class B Warrants expire on June 23, 2014.  If any amount (principal or interest) is outstanding under the Ponzio New Note, the purchase price upon exercise of any of the Ponzio Class B Warrants must be paid by the reduction of such amounts outstanding under the Ponzio New Note.

The Ponzio Original Note was due on demand and bore interest at the rate of 18% per annum, payable monthly in arrears.

The Ponzio New Note has a stated maturity of January 1, 2011 and bears interest at the rate of 18% per annum (20%, in the case of a default under the Ponzio New Note), with interest payable monthly in arrears.

8.    Agile Debentures:

A.   Agile Original 2008 Debentures –

On May 6, 2008, the Company entered into a Securities Purchase Agreement (the “Agile Purchase Agreement”) with Agile Opportunity Fund LLC (“Agile”).  The Agile Purchase Agreement contemplated the Company’s immediate sale to Agile of a secured convertible debenture of the Company  (the “Initial Original Agile Debenture”) in the original principal amount of $300,000 and having a maturity date of November 6, 2009, and a potential sale of a second secured convertible debenture (the “Additional Original Agile Debenture” and, collectively with the Initial Original Agile Debentures, the “Agile Original 2008 Debentures”)  in the same original principal amount and having the same maturity date as the Initial Original Agile Debenture.  The purchase price of each of the Agile Original 2008 Debentures was $300,000.  The Agile Purchase Agreement further provided that, for no further consideration, the Company issue to Agile 3 million shares (each, an “Initial Original Equity Incentive Share”) of Company common stock in connection with the sale and issuance of the Initial Original Agile Debenture and an additional 2 million shares (each, an “Additional Original Equity Incentive Share” and, collectively with the Initial Original Equity Incentive Shares, the “Agile Original Equity Incentive Shares”) of Company common stock in connection with the sale and issuance of the Additional Original Agile Debenture.

The Agile Original 2008 Debentures bear interest at the rate of 15% per annum, payable monthly, although the Agile Original 2008 Debentures further provide that, in addition to interest, Agile is entitled to an additional payment, at maturity or whenever principal is paid, such that Agile’s annualized return on the amount of principal paid equals 30%.  The principal and all accrued and unpaid interest under the Agile Original 2008 Debentures are, at the option of Agile, convertible into shares of Company common stock at a conversion price of $0.05 per share (subject to an anti-dilution adjustment).

The Company’s obligations under the Agile Original 2008 Debentures are, with a limited exception, secured by a first priority security interest in all of the Company’s assets and the Company’s two executive officers and sole members of the Company’s board of directors, Dean Garfinkel and Barry M. Brookstein, as well as an entity wholly-owned by Brookstein, have provided limited non-recourse guarantees and pledges of all of their shares of Company serial preferred stock as further security for the full satisfaction of all of the Company’s obligations under the Agile Original 2008 Debentures.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The Initial Equity Incentive Shares were collectively valued at $66,000. The cost of these shares was recorded as a discount on the Initial Original Agile Debenture and is being amortized over the Initial Original Agile Debenture’s eighteen month term.  The Additional Original Equity Incentive Shares were valued at $28,000 and such cost is being amortized over the fourteen month remaining term of the Agile Original 2008 Debentures.

Effective as of January 31, 2009, the Company entered into an Agreement to Amend and Restate with Agile pursuant to which the Agile Original 2008 Debentures were amended to allow the Company, in certain circumstances, a five business day cure period prior to the formal declaration of an “Event of Default.”  Prior to this amendment, Agile was not required to formally notify the Company before the declaration of an Event of Default.

B.   Agile September 2009 Debenture –

On September 21, 2009, the Company sold and issued to Agile a Secured Convertible Debenture (the “Agile September 2009 Debenture”) in the original principal amount of $100,000 pursuant to the Omnibus Amendment and Securities Purchase Agreement, dated as of September 18, 2009 (the “Agile September 2009 Securities Purchase Agreement”), between the Company and Agile.  The Agile September 2009 Debenture matures on March 21, 2010.

The Agile September 2009 Debenture is to bear interest at the rate of 15% per annum, payable monthly, although the Agile September 2009 Debenture further provides that, in addition to interest, Agile is entitled to an additional payment, at maturity or whenever principal is paid, such that Agile’s annualized return on the amount of principal payment so paid equals 30%.  The principal and all accrued and unpaid interest under the Agile September 2009 Debenture are, at the option of Agile, convertible into shares (each, an “Agile September 2009 Debenture Share”) of Company common stock at a conversion price of $0.05 per share (subject to anti-dilution adjustment).

The Company’s obligations under the Agile September 2009 Debenture are secured by all of its assets and are subject to limited non-recourse guarantees of Dean R. Garfinkel, the Company’s chief executive officer, Barry M. Brookstein, the Company’s chief financial officer, and an entity in which Brookstein is the sole owner.  Such guarantees have been secured by a pledge of the preferred stock owned by the guarantors.

9.  Common Stock Transactions:

A.   Issuance of Shares to Pretect, Inc. -

On March 2, 2009, the Company satisfied a payable due Pretect, Inc. (“Pretect”) in the amount of $29,750 by issuing to Pretect (i) 100,000 shares of Company common stock and (ii) a promissory note in the principal amount of $24,750 (the “Pretect Note”).  The Pretect obligation arose from consulting services provided by Pretect in connection with the Company’s review of its internal control over financial reporting and disclosure controls and procedures.  The Pretect Note provides for no interest (except in the event of default) and repayment of the principal amount in twelve equal monthly installments, commencing on April 1, 2009.

B.   Issuance of Agile September 2009 Equity Incentive Shares –

In connection with the sale and issuance of the Agile September 2009 Debenture and for no further consideration, the Corporation issued to Agile 2 million shares (each, an “Agile September 2009 Equity Incentive Share”) of Company common stock.  The Agile September 2009 Equity Incentive Shares were collectively valued at $28,000 and such cost is being amortized over the six month term of the Agile September 2009 Debenture.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

C.    Issuance of Warrants to Marketing Communications Agency -

During the first six months of 2009, the Company issued Greenstone Fontana Corp. three-year warrants to purchase an aggregate of 600,000 shares of Company common stock at a purchase price of $0.05 per share.  These warrants were issued in 100,000 warrant installments effective the first calendar day of each of January, February, March, April, May and June 2009.  These warrants were deemed to have minimal value using a Black-Scholes option pricing model with the following additional input ranges: expected volatility: 20.44% - 24.15%; risk free interest rate: 1.12% - 1.47%; term: 3 years. The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for Company common stock as the common stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

D.   Issuance of Warrants to Nascap –

The aggregate 14 million warrants issued to Nascap as of June 30, 2009 pursuant to the Nascap Modification Agreement were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: expected volatility: 21.67%; risk free interest rate: 2.66%; term: 5 years.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for Company common stock as the common stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

E.    Issuance of Warrants in Connection with the Promissory Note Exchange Agreements dated June 24, 2009 –

The aggregate 8 million warrants issued to Ponzio and Brookstein as of June 24, 2009 pursuant to their loan modification agreements with the Company were deemed to have minimal value using a Black-Scholes option pricing model with the following additional input ranges: expected volatility: 21.75%; risk free interest rate: 2.66%; term: 5 years. The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for Company common stock as the common stock has not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

F.    Issuance of Deferred Salary Warrants –

The Company’s chief executive officer, Dean R. Garfinkel, chief financial officer, Barry M. Brookstein, and controller, Cecilia Carfora, have been deferring all or a portion of their salaries since January 1, 2009.  The amount of deferred salaries totaled $170,000 as of June 30, 2009, consisting of $85,000 due Garfinkel, $70,000 due Brookstein and $15,000 due Ms. Carfora.  The Company has agreed to grant these officers Deferred Salary Warrants, as of the last day of each fiscal quarter, at the rate of 40 Deferred Salary Warrants for every $1 of salary deferred during such quarter, except for the quarter ended June 30, 2009, where the number of Deferred Salary Warrants will be based on the amount of salary accrued through June 30, 2009.  Accordingly, as of June 30, 2009, Garfinkel was granted 3.4 million Deferred Salary Warrants, Brookstein was granted 2.8 million Deferred Salary Warrants and Ms. Carfora was granted 600,000 Deferred Salary Warrants and, as of September 30, 2009, Garfinkel was granted 1.8 million Deferred Salary Warrants and Brookstein granted as of 1.2 million Deferred Salary Warrants for salary deferred during the third quarter 2009.

The 6.8 million Deferred Salary Warrants granted as of June 30, 2009 and the 3.0 million Deferred Salary Warrants granted as of September 30, 2009 were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: expected volatility: 21.51 -21.67%; risk free interest rate: 2.28 - 2.66%; term: 5 years.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for Company common stock as the common stock has not been trading for the sufficient length of time to accurately compute its volatility.

G.    Issuance of Dividend Accrual Warrants –

The 3 million Dividend Accrual Warrants granted as of June 30, 2009 and the 1.5 million Dividend Accrual Warrants granted as of September 30, 2009 were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: expected volatility: 21.51 - 21.67%; risk free interest rate: 2.28 - 2.66%; term: 5 years.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for common stock as the common stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

H.    Issuance of Cresta September 2009 Warrant –

In connection with the sale and issuance of the Agile September 2009 Debenture,  the Company issued to its investment banker, Cresta Capital Strategies, LLC, five-year warrants to purchase 400,000 shares of  Company common stock at a purchase price of $0.05 per share.  The warrants were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: expected volatility: 21.82%; risk free interest rate: 2.43%; term: 5 years.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for the common stock as the common stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

10.   Recent Accounting Pronouncements:

In March 2008, FASB issued accounting guidance which amends and expands the disclosure requirements for derivative instruments to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  The guidance is effective for the Company beginning with the Company’s fiscal year ending December 31, 2009.  The Company is required to increase disclosures in the financial statements related to derivative instruments held by the Company, if any.

In April 2008, FASB issued accounting guidance for determining the useful lives of intangible assets. The factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset were outlined.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The adoption of the guidance by the Company did not have a material effect on the Company’s financial statements.

In June 2008, FASB issued guidance for determining whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The adoption of this guidance by the Company did not have a material effect on the Company’s financial statements.

In June 2008, the Emerging Issues Task Force (“EITF”) provided guidance on how to determine if certain instruments (or embedded features) are considered indexed to a company’s own stock, including instruments similar to warrants issued by  a company to purchase its stock.  This guidance requires companies to use a two-step approach to evaluate an instrument’s contingent exercise and settlement provisions in determining whether the instrument should be indexed to its own stock. Although it is effective for fiscal years beginning after December 15, 2008, the guidance provides that any outstanding instrument at the adoption date is required to be restated for accounting purposes through a cumulative adjustment to retained earnings as of the adoption date.   The adoption of this guidance did not have a material effect on the Company’s financial statements.

In May 2009, FASB issued guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date of financial statements but before the financial statements are issued or available to be issued.  This guidance requires the disclosure of the date through which an entity has evaluated subsequent events, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued.  The guidance is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.  The adoption of this guidance did not have any impact on the Company’s results of operations or financial position.

In June 2009, FASB established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. accounting and reporting standards for non-governmental entities.  In addition to guidance issued by the Securities and Exchange Commission (“SEC”), the ASC significantly changes the way financial statement preparers, auditors and academics perform accounting research.  ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The establishment of ASC did not have any material impact on the Company’s results of operations or financial position.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Other accounting guidance that has been issued or proposed by FASB and other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon their respective adoptions.

11.   Subsequent Events:

The Company was unable to retire the Agile 2008 Original Debentures that matured on November 6, 2009.  On such maturity date, the Company owed Agile a total of $738,625 that was comprised of principal in the amount of $600,000 and accrued interest of $138,625.  The Company has received a three month extension on the Agile 2008 Original Debentures.  In addition, the Company is presently in negotiations to obtain additional financing to fund operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performances, or achievements expressed or implied by such forward-looking statements. Readers are cautioned to review carefully all discussions containing forward-looking statements due to the risks and uncertainties which can materially affect the Company's business, operations, financial condition and future prospects. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “seek,” “intend,” “expect,” “anticipate,” “assume,” "hope," “plan,” “believe,” “estimate,” “predict,” “approximate,” “potential,” “continue” or the negative of such terms.  Statements including these words and variations of such words, and other similar expressions, are forward-looking statements.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable based upon its knowledge of its business and industry, the Company cannot predict or guarantee its future results, levels of activity, performances or achievements, or that such expectations will otherwise be realized.  Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.

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

Critical Accounting Policies

The Company’s condensed consolidated financial statements and related public information are based on the application of accounting principles generally accepted in the United States (“GAAP”). The Company’s significant accounting policies are summarized in Note 3 to the interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q and in Note 2 to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  While all of these significant accounting policies impact its financial condition and results of operations, the Company views certain of them as critical.  Policies determined to be critical are those policies that have the most significant impact on the Company’s condensed consolidated financial statements.  The Company’s critical accounting policies are discussed below.

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

Revenue Recognition

The Company earns a fee for each telephone solicitor’s call attempt (whether or not the call is completed) which generates a query to a Company data base of Do-Not-Call telephone numbers.  Through CCI, the Company has an annually renewable contract with its data base distributor to perform the following functions:
● Provide connectivity to the telephone companies and access information from the data base that the Company manages, updates and maintains, as required to operate the telephone call processing platform; this platform is where the telephone call queries are routed from the telemarketers over various telephone carrier networks;
● Contract with telephone carriers to sell the Company’s TeleBlock service to end-users; and
● Provide billing and collection services.

The carriers bill their customers for TeleBlock and assume all credit risk with regard to their customers.  The Company has no credit risk with respect to the end-users. As compensation for the distributor’s services, the Company pays the distributor contractually determined amounts on a per query basis.  The distributor submits monthly remittances together with the related monthly activity reports.  The Company has a contractual right to audit such reports. Revenue is accrued based upon the remittances and reports submitted.  Any applicable adjustments resulting from Company audits, which historically have not been significant, are recorded when billed, which occurs upon resolution with the distributor of the difference between the reported and audited amounts.  In the event that such adjustments are material, the Company would be required to revise previously reported results.

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

In light of its history of operating losses, the Company periodically reviews its long-lived assets under the methodology described above. For the periods presented in the accompanying interim financial statements, the Company has not been required by GAAP to record any impairment losses.  Should applicable external factors, such as competition, governmental regulations or other market conditions, change in such a way as to be materially adverse to the Company’s business and/or assets, impairment losses would be recorded in the applicable periods.

Results of Operations for the Periods Ended September 30, 2009 Compared to the Periods Ended September 30, 2008

The Company believes the following selected revenue and expense data, the percentage relationship between revenues and major categories in the Company’s condensed consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented is important in evaluating the performance of its business operations.

	Three Months Ended September 30,
	2009		2008		2009 vs. 2008
		Percentage		Percentage	Amount	Percentage
		of		of	Increase	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	(Decrease)
Revenues	$329,832	100.0%	$480,642	100.0%	$(150,810)	(31.4)%
Cost of revenues	145,430	44.1	232,760	48.4	(87,330)	(37.5)
Gross margin	184,402	55.9	247,882	51.6	(63,480)	(25.6)
Selling, general and administrative expenses	389,581	118.1	473,638	98.6	(84,057)	(17.8)
Interest expense	66,869	20.2	43,467	9.0	23,402	53.8
Amortization of loan costs and related financing expense	38,482	11.7	26,518	5.5	11,964	45.1
Operating loss	(310,530)	(94.2)	(295,741)	(61.5)	(14,789)	5.0
Gain on extinguishment of debt	—	—	—	—	—	—
Net loss	(310,530)	(94.1)	(295,741)	(61.5)	(14,789)	5.0
Preferred dividends	37,500	11.4	37,500	7.8	—	—
Loss attributable to common stockholders	(348,030)	(105.5)	(333,241)	(69.3)	(14,789)	4.4

	Nine Months Ended September 30,
	2009		2008		2009 vs. 2008
		Percentage		Percentage	Amount	Percentage
		of		of	Increase	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	(Decrease)
Revenues	$919,741	100.0%	$1,426,270	100.0%	$(506,529)	(35.5)%
Cost of revenues	439,242	47.8	709,820	49.8	(270,578)	(38.1)
Gross margin	480,499	52.2	716,450	50.2	(235,951)	(32.9)
Selling, general and administrative expenses	1,309,915	142.4	1,517,559	106.4	(207,644)	(13.7)
Interest expense	189,720	20.6	84,661	5.9	105,059	124.1
Amortization of loan costs and related financing expense	111,802	12.2	39,027	2.7	72,775	186.5
Operating loss	(1,130,938)	(123.0)	(924,797)	(64.8)	206,141	22.3
Gain on extinguishment of debt	—	—	8,525	0.6	(8,525)	(100.0)
Net loss	(1,130,938)	(123.0)	(916,272)	(64.2)	214,666	23.4
Preferred dividends	112,500	12.2	112,500	7.9	—	—
Loss attributable to common stockholders	(1,243,438)	(135.2)	(1,028,772)	(72.1)	214,666	20.9

Revenues for the three months ended September 30, 2009 were $329,832, compared to revenues of $480,642 for the corresponding period in 2008. This decrease of $150,810, or 31.4%, was mainly attributable to lower revenues generated by the Company’s principal product, TeleBlock.  Revenues derived from by the Company’s key distributor comprised 74.8% and 88.5% of the Company’s total revenues for the three months ended September 30, 2009 and 2008, respectively.  Call counts for the Company’s TeleBlock service decreased by approximately 44% or 67.1 million call counts.  Although TeleBlock revenues have decreased across all industries, a major portion of the Company’s decrease in TeleBlock revenues is attributable to reduced telemarketing efforts within the time share industry, a major contributor to the Company’s revenues.  As a result, TeleBlock revenues decreased by $171,199, or 42.1%, for the third quarter of 2009 compared to the 2008 third quarter.  There also were marginal decreases in database management fees from the Company’s TeleBlock subscribers, decreased revenues from its VoIP services and lower commissions and other ancillary fees revenues aggregating $8,010.  These decreases were partially offset by increases in revenues attributable to enhanced caller ID and the Company’s online regulatory guides of $28,399.

The Company’s key TeleBlock distributor was sold in May 2009.  The Company does not believe that the change in ownership of the distributor will have any material adverse effect on the Company’s revenues or financial condition.

For the nine months ended September 30, 2009, revenues were $919,741, compared to revenues of $1,426,270 for the corresponding period in 2008, a decrease of $506,529, or 35.5%.  This decline was driven by some of the same factors that contributed to the decrease in quarterly revenues described above – a revenue decrease of $493,131 from the Company’s key distributor due to 191.3 million, or 43.1%, lower call counts for the Company’s TeleBlock service.  Revenues from such distributor comprised 80.9% and 87.6% of the Company’s nine month revenues for 2009 and 2008, respectively. Decreases in revenues from the Company’s online regulatory guides, decreases in database management fees from its TeleBlock subscribers, lower commissions and other incidental revenue resulted in revenues from such activities decreasing by an aggregate of $33,787.   These decreases were offset by an increase of $24,649 in enhanced caller ID revenues.

Revenues during the third quarter of 2009 were 18.7% higher when compared to the 2009 second quarter. TeleBlock and enhanced caller ID call counts began to increase significantly during the second quarter. This increase continued during the third quarter.  The Company’s TeleBlock call counts in the 2009 third quarter increased by 11.0% when compared to the 2009 second quarter.  Enhanced caller ID appears to be following a similar trend; enhanced caller ID revenues increased by 118.1% when compared to the 2009 second quarter.  The Company believes these increases between the 2009 quarters resulted from its marketing efforts at telemarketing events that were attended during the spring of this year.

Cost of revenues for the three months ended September 30, 2009 totaled $145,430, a decrease of $87,330, or 37.5%, compared to $232,760 for the 2008 third quarter.  In dollar terms, fees payable to the Company’s principal distributor decreased by $67,139 as a result of the above-mentioned call count decrease to the Company’s database on the distributor’s platform. In addition, other costs of revenues, including software amortization expense and production and back-up site hosting fees, decreased by approximately $25,297.  Increased costs related to revenues attributable to enhanced caller ID and the Company’s VoIP services offset these decreases by $5,106.

For the nine months ended September 30, 2009, cost of revenues totaled $439,242, a decrease of $270,578, or 38.1%, when compared to cost of revenues of $709,820 for the same period last year.  Fees payable to VeriSign, decreased by $191,287 as a result of the lower call counts hosted on their database.  Production and back-up site hosting fees and costs related to decreased revenues from the Company’s VoIP as well as software amortization expense decreased by a total of $84,178.  Increased costs of revenues, including costs associated with the Company’s online registration guide and enhanced caller ID, partially offset these decreases by an aggregate of $4,887.

As a percentage of revenues, cost of revenues for the current quarter and year-to-date periods decreased to 44.1% from 48.4% and to 47.8% from 49.8%, respectively, compared to those periods last year.  This decrease reflects a decline in TeleBlock revenues when compared to total revenues as well as decreased software amortization expense and lower production and back-up site hosting fees that are attributable to the TeleBlock platform.  As a percentage of revenues, costs of revenues related to VeriSign-sourced revenues was 46.5% in 2009 and 51.9% in 2008 for the quarterly periods and 50.5% in 2009 and 52.2% in 2008 for the year-to-date periods.

Selling, general, and administrative expenses decreased by $84,057, or 17.8%, to $389,581 for the three months ended September 30, 2009 compared to $473,638 for the same period last year. This decrease was attributable to the following: decreases in salaries of $39,546, due to the elimination of two positions – one in sales and one in accounting, lower investment banking fees of $30,834, a decline in employee travel and related expenses of $15,532, and lower advertising expenses of $7,836.  These decreases were partially offset by increased investor relations fee costs of $9,847.

As expected, selling, general and administrative expenses continued to decrease during the third quarter of 2009 when compared to the second quarter 2009, due to a number of cost-cutting measures that were implemented by the Company during the first half of 2009.  Selling, general and administrative expenses decreased by $22,819, or 5.5%, during the 2009 third quarter when compared to the 2009 second quarter.

For the nine months ended September 30, 2009, selling, general, and administrative expenses totaled $1,309,915, which were $207,644, or 13.7%, lower than selling, general, and administrative expenses of $1,517,559 for the same period during the prior year.  Salaries and benefits decreased by $229,116, attributable to the January 2008 grant of options to purchase 45 million shares of Company common stock to the Company’s two executive officers and two other employees that were valued at $162,000 as well as salary reductions in 2009 of $67,116 primarily due to the elimination of two employees.  In addition, the Company reduced investment banking fees by $71,500 and stock transfer fees by $20,316 between the 2008 and 2009 periods.  Further, there were additional decreases in employee travel and related expenses of $32,640, net rent expense of $13,429, advertising expenses of $10,360 and insurance of $16,809 between the 2008 and 2009 periods.  These decreases in expenses were partly offset by a $120,000 increase in salaries to the Company’s two executive officers during the first half of 2009; these officers had voluntarily reduced their salaries by one-half for a one-year period ending in July 2008.  The Company also incurred higher marketing consultant fees of $35,000, increased expenses for investor relations of $21,842 and higher professional fees of $11,588 between the 2008 and 2009 periods.

As a percentage of revenues, selling, general, and administrative expenses for the quarter were 118.1% in 2009 and 98.6% in 2008.  For the nine month periods, the expense category was 142.4% in 2009 and 106.4% in 2008. The increases in these percentages are principally due to significant declines in revenues during 2009. Selling, general and administrative expenses also decreased, but not to the extent of revenues.

Quarterly interest expense increased by $23,402, or 53.8%, to $66,869 for the 2009 third fiscal quarter from $43,467 in the 2008 third fiscal quarter.  This increase reflects additional interest of $16,833 on the Agile Debentures that were sold and issued in May and September 2008 and September 2009 as well as higher interest of $6,000 on the Nascap Restated Note as the principal outstanding increased to $350,000 from $150,000 in April 2009.  In addition, the Company incurred interest of $2,250 during the third quarter 2009 on the Brookstein Note that was entered into earlier in the year. These increases were offset by a decrease of $1,681 in other interest expense.  Interest expense increased by $105,059, or 124.1%, to $189,720 for the 2009 nine month period compared to $84,661 for the nine month period of 2008.  The components of the change in this category closely paralleled the changes in the quarterly period.  As a percentage of revenues, interest expense for the current quarter and year-to-date periods increased to 20.2% from 9.0% and to 20.6% from 5.9%, respectively, compared to those periods last year.

The Company’s quarterly loan cost amortization and related financing expense, including amortization of loan discount, was $38,482 for the 2009 third fiscal quarter, an increase of $11,964, or 45.1%, compared to $26,518 for the 2008 third fiscal quarter.  Deferred loan costs and loan discount amortized during the 2009 and 2008 third fiscal quarters are related to the Agile Debentures that were sold and issued to Agile in May and September 2008 and September 2009.  Loan cost amortization and related financing expense increased by $72,775, or 186.5%, to $111,802 for the 2009 nine months from $39,027 for the 2008 nine months.  The components of the nine-month period change are attributable to the same factors as in the quarterly period.  As a percentage of revenues, amortization of loan costs and related financing expense for the current and year-to-date periods increased to 11.7% from 5.5% and to 12.2% from 2.7%, respectively, compared to the same periods last year.

The Company assesses its current prospects for future profitability by separating its statement of operations into two principal components: (a) its business operations, represented by the gross margin to selling, general and administrative expense shortfall and (b) its total business financing expense, represented by the total of interest expense and loan cost amortization and other financing charges. Total business financing expense increased during the 2009 third fiscal quarter by $35,366, or 50.5%, to $105,351 in the 2009 quarter from $69,985 in the 2008 quarter and for the year-to-date period by $177,834, or 143.8%, to $301,522 in 2009 from $123,688 in 2008.  As a percentage of revenues, total business financing expense increased for the 2009 quarter by 17.4 percentage points to 31.9% in 2009 from 14.5 in 2008.  For the 2009 year-to-date period, total business financing expense as a percentage of revenues increased by 24.2 percentage points to 32.8% in 2009 from 8.6% in 2008.  As expected, this ratio increased for the 2009 periods.  The Agile Debentures that were sold and issued in May and September 2008 and September 2009 increased this year’s total business financing expense by $28,797 and $166,358 for the 2009 third fiscal quarter and the 2009 first nine-month period, respectively.

The Company’s 2009 third fiscal quarter net loss increased by $14,789, or 5.0%, to $310,530 from $295,741 in the 2008 comparable quarter.  For the year-to-date periods, the net loss increased by $214,666, or 23.4%, to $1,130,938 in 2009 from $916,272 in 2008.  As a percentage of revenues, the net loss increased by 32.7 percentage points to 94.2% from 61.5% for the quarter and by 58.8 percentage points to 123.0% from 64.2% for the year-to-date period.

Dividends of $37,500 and $112,500 were accrued on the Series B Preferred Stock during the quarter and year-to-date periods, respectively, and are taken into account when computing loss per common share.  As a percentage of revenues, preferred dividends were 11.4% and 7.8% for 2009 and 2008 third fiscal quarters and 12.2% and 7.9% for nine months ending June 30, 2009 and 2008, respectively. The dividends were not paid during 2009 as Nevada law prohibited such payment.

For the three and the nine-month periods ended September 30, 2009 and 2008, the Company’s annual effective tax rate was estimated to be 0%. Accordingly, no tax benefit was recognized in either of such periods.  Future taxable losses, as well as those incurred from February 10, 2006 (the date on which the Company was no longer subject to Sub-part S of the Internal Revenue Code) to September 30, 2009, will be available to offset subsequent future taxable income, if any.

Liquidity and Capital Resources

Net cash used in operating activities of $414,843 and $780,500 for the 2009 and 2008 nine month periods, respectively, was, comprised of the net loss, reduced by non-cash items of $290,033 and $373,082, plus or minus the effect of changes in assets and liabilities.  The net loss as adjusted for non-cash items was $840,905 for the nine months ended September 30, 2009, compared to $543,190 for the same period last year.  This increase of $297,715 was due to a higher net loss of $214,666, the 2008 issuance of non-qualified stock options valued at $162,000 that were not a factor in the 2009 quarter and decreased depreciation and amortization charges of $51,545.  These increases were offset by higher interest and penalties that were effectively financed of $74,388, increased loan cost amortization costs of $12,583 and the 2008 debt extinguishment gain of $8,525.  The changes in assets and liabilities decreased the Company’s net cash used in operating activities by $426,062 for the nine months ended September 30, 2009 and increased the Company’s net cash used in operations by $237,310 for the nine months ended September 30, 2008.

Net cash used in investing activities was $8,936 for the nine months ended September 30, 2009 and was principally used to develop capitalized software.  Cash used in investing activities was $35,360 for the nine months ended September 30, 2008 and was principally used to develop capitalized software and to purchase computer equipment.

Net cash provided by financing activities was $250,823 and $277,767 in the 2009 and 2008 nine month periods, respectively. As previously noted, during 2009, the Company received an additional $200,000 in borrowings from an existing lender and a director, officer and shareholder loaned the Company $50,000. In addition, on September 21, 2009 the Company sold and issued to Agile a convertible debenture in the amount of $100,000. These increases in cash were partially offset by debt repayments of $83,455 and payments of deferred loan costs on the Agile September 2009 Debenture of $15,722. Cash provided by financing activities during the 2008 nine months was attributable to the issuance of the Initial Agile Debenture for $600,000. This increase was partially offset by the payment of dividends of $112,500 on the Company’s Series B preferred stock, payment of deferred loan and acquisition costs of $105,500 and debt repayments totaling $104,233.

The net decrease in cash was $172,956 and $538,093 the nine month periods ended September 30, 2009 and 2008, respectively.

The Company’s working capital deficits were $1,781,820 and $840,977 as of September 30, 2009 and December 31, 2008, respectively.  Current assets decreased by $164,346, or 31.5%, due to decreases in cash of $172,956 and prepaid expenses of $53,001.  These decreases were partially offset by an increase in accounts receivable of $61,611. Current liabilities increased by $776,497 or 57.0%, due to an increase in accounts payable and accrued expenses of $305,195, the deferral of accrued officer’s salary totaling $230,000, an increase of $208,503 attributable to the Agile September 2009 Debenture and the accrual of interest due Agile on all of its debentures and the amortization of loan discounts attributable to the Agile debentures.  In addition, there was an increase in short-term and demand notes payable of $82,799.  The decrease of $50,000 in current maturities of long-term debt partially offset the increase in current liabilities.

On May 6, 2008, the Company obtained new financing primarily to fund operations and, as required, in connection with possible acquisitions of companies that would diversify and broaden the Company’s service offerings and product base.  This new financing consisted of the sale and issuance on May 6, 2008 of the Initial Original Agile Debenture in the principal amount of $300,000 and the commitment for the sale and issuance of the Additional Original Agile September 2009 Debenture in the principal amount of $300,000.  The Additional Original Agile September 2008 Debenture was sold and issued to Agile on September 2, 2008.    Interest is accruing on the Agile debentures at 30% per annum, with interest payable monthly at a rate of 15% per annum.  The Company was unable to retire the Agile 2008 Original Debentures that matured on November 6, 2009.  On such maturity date, the Company owed Agile a total of $738,625 that was comprised of principal in the amount of $600,000 and accrued interest of $138,625.  The Company has received a three month extension on the Agile 2008 Original Debentures.  In addition, the Company is presently in negotiations to obtain additional financing to fund operations.

On September 21, 2009, the Company sold and issued the Agile September 2009 Debenture in the principal amount of $100,000.  Interest is accruing on the Agile September 2009 Debenture at 30% per annum, with interest payable monthly at a rate of 15% per annum.  The balance of accrued but unpaid interest will be repaid when the Agile September 2009 Debenture is retired in March 2010.

The Company’s loan from Nascap was modified in March 2009, increasing funding up to $750,000 at the lender’s discretion.  The original loan amount was $150,000.  In connection with the loan modification, the Company agreed to grant Nascap 40 Class A and 40 Class B warrants for each dollar of principal outstanding under the loan facility on such date between April 1, and June 30, 2009 on which such principal amount was the greatest.  As of June 30, 2009, the greatest amount of principal outstanding under the loan facility was $350,000.  These warrants each have an exercise price of $0.05 per share. The warrants were granted on June 30, 2009 and consisted of 7 million Class A warrants and 7 million Class B warrants.

Agreements with two additional lenders were modified on June 24, 2009. The Company’s chief financial officer had loaned the Company an aggregate of $50,000 during the 2009 first fiscal quarter, and a second lender loaned the Company $150,000 in April 2006. Both notes continue to bear interest at 18% per annum, payable monthly in arrears.  The stated maturity date on the modified notes is now January 1, 2011.  These notes were originally demand notes.  As consideration for entering into the loan modification agreements, the note holders were granted an aggregate of 4 million Class A warrants and 4 million Class B warrants.  Each of these warrants entitles its holder to purchase one share of Company common stock at a purchase price of $0.05 per Warrant Share and expires on June 23, 2014.

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

The Company has proactively begun to reduce cash outlays to enable the Company to continue operations until additional financing can be arranged. The Company’s two executive officers and controller deferred 100% of their salaries during February and March 2009, and the chief executive officer and chief financial officer have agreed to defer 75% and 50% of their respective salaries beginning in April 2009.  Additionally, two Company positions were eliminated, one in sales and one in accounting.  The Company has been able to modify payments due various suppliers to reduce other material expenses/payments as well. In order to maintain sufficient cash, we have deferred payments to various vendors thereby increasing accounts payable during the period.  These measures in and of themselves will not be sufficient to cover the Company’s short-term operating cash flow shortfall. One of the executive officers personally loaned the Company a total of $50,000 during the 2009 first quarter.  However, additional funding will be necessary for the Company to continue operations.

The Company’s primary need for cash during the next twelve months is to fund payments of operating costs as well as interest due on the Agile Debentures and other Company loans.  Cash flow requirements for the next twelve months are expected to be approximately $173,000 per month, including payroll, rent, utilities, insurance, professional fees and interest.  The Company receives approximately $110,000 a month in revenues from its current TeleBlock customer base.  Additionally, the Agile Original 2008 Debentures in the aggregate and outstanding principal amount of $600,000, plus accrued interest, were extended and now mature and are payable in February 2010, unless they are either converted to Company common stock or a restructuring arrangement can be reached.  Until cash-flow neutral operations are attained, of which there can be no assurance, additional capital will be required to finance current operations as well as any growth.

In July 2009, the Company signed a letter of intent with Execuserve Corp. that contemplated the Company entering into an exclusive licensing agreement to distribute the Execuserve’s Hire-Intelligence software program.  The program conducts dynamic assessments that are used to create job specific profiles which serve as benchmarks for future hiring.  The licensing agreement, as currently contemplated, will require the Company to generate minimum annual revenues of $1,000,000 from the sale of Hire-Intelligence.  In November 2009, the Company entered into a non-binding Memorandum of Understanding which contemplated the Company’s acquisition of Execuserve for a combination of stock and cash.  The Company and Execuserve are currently negotiating a definitive acquisition agreement.  There is no assurance that the Company will enter into a definitive acquisition agreement with Execuserve, or, if such an agreement is entered into, that it will generate any revenues or profits for the Company.   The Company does not currently have the funds to consummate the acquisition, including the cash payments contemplated by the Memorandum of Understanding and for expenses in connection with negotiating the definitive acquisition agreement and completing the acquisition.  No assurance can be given that the Company will obtain such funds.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934), as of September 30, 2009.  Based on their review and evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. However, in evaluating the Company’s disclosure controls and procedures, the Company’s chief executive officer and chief financial officer recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and such officers necessarily were required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

10.18
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

10.20
Security Agreement, dated as of May 6, 2008, between Compliance Systems Corporation and Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the Securities and Exchange Commission on May 12, 2008]

10.21
Promissory Note Exchange Agreement, dated June 24, 2009, between Compliance Systems Corporation and Barry M. Brookstein. [Incorporated by reference to Exhibit 10.13 of the registrant’s Form 8-K (Date of Report: June 24, 2009), filed with the Securities and Exchange Commission on June 30, 2009.]

10.22
Promissory Note of Compliance Systems Corporation, dated June 24, 2009, in the principal amount of $50,000 and payable to Barry M. Brookstein.  [Incorporated by reference to Exhibit 10.15 of the registrant’s Form 8-K (Date of Report: June 24, 2009), filed with the Securities and Exchange Commission on June 30, 2009.]

10.23
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

10.26
Omnibus Amendment and Securities Purchase Agreement, dated as of September 18, 2009, between Compliance Systems Corporation and Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K (Date of Report: September 18, 2009), filed with the Securities and Exchange Commission on September 22, 2009.]

10.27
Secured Convertible Debenture of Compliance Systems Corporation, dated September 21, 2009, in the principal amount of $100,000 and payable to Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.2 of the registrant’s Form 8-K (Date of Report: September 18, 2009), filed with the Securities and Exchange Commission on September 22, 2009.]

10.28
Warrant certificate of Compliance Systems Corporation, dated as of September 21, 2009, registered in the name of Cresta Capital Strategies, LLC.  [Incorporated by reference to Exhibit 10.3 of the registrant’s Form 8-K (Date of Report: September 18, 2009), filed with the Securities and Exchange Commission on September 22, 2009.]

10.29
Limited Non-Recourse Guaranty Agreement, dated as of May 6, 2008, between Dean Garfinkel and Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the Securities and Exchange Commission on May 12, 2008.]

10.30
Limited Non-Recourse Guaranty Agreement, dated as of May 6, 2008, between Barry Brookstein and Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the Securities and Exchange Commission on May 12, 2008.]

10.31
Limited Non-Recourse Guaranty Agreement, dated as of May 6, 2008, between Spirits Management, Inc. and Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.6 to the Corporation’s Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the Securities and Exchange Commission on May 12, 2008.]

10.32
Stock Pledge Agreement, dated as of May 6, 2008, between (sic) Agile Opportunity Fund, LLC, Dean Garfinkel and Barry Brookstein.  [Incorporated by reference to Exhibit 10.7 to the Corporation’s Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the Securities and Exchange Commission on May 12, 2008.]

10.33	Warrant certificate, dated September 30, 2009, evidencing 1.8 million common stock purchase warrants registered in the name of Dean Garfinkel.
10.34	Warrant certificate, dated September 30, 2009, evidencing 1.2 million common stock purchase warrants registered in the name of Barry Brookstein.
10.35	Warrant certificate, dated September 30, 2009, evidencing 600,000 common stock purchase warrants registered in the name of Barry Brookstein.
10.36	Warrant certificate, dated September 30, 2009, evidencing 900,000 common stock purchase warrants registered in the name of Spirits Management, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.
99.1
2009-2010 Rule 10b5-1 Trading Plan of Dean Garfinkel.  [Incorporated by reference to Exhibit 99.1 to the Corporation’s Current Report on Form 8-K (Date of Report: September 18, 2009), filed with the Securities and Exchange Commission on September 22, 2009.]

99.2
2009-2010 Rule 10b5-1 Trading Plan of Barry Brookstein.  [Incorporated by reference to Exhibit 99.2 to the Corporation’s Current Report on Form 8-K (Date of Report: September 18, 2009), filed with the Securities and Exchange Commission on September 22, 2009.]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 20, 2009	Compliance Systems Corporation

	By:	/s/ Dean Garfinkel
Dean Garfinkel
President and Chief Executive Officer
(Duly Authorized Officer
and Principal Executive Officer)

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein
Chief Financial Officer
(Duly Authorized Officer
and Principal Financial Officer)