Form 10-K
period 2009-12-31
COMPLIANCE SYSTEMS CORP
filed 2010-05-17
CIK 1206133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-134092

Compliance Systems Corporation
(Name of registrant as specified in its charter)

Nevada	20-4292198
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Glen Street, Glen Cove, New York	11542
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (516) 674-4545

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
☐  Yes     ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the closing sale price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $2,922,073, assuming that all stockholders, other than executive officers, directors and 5% stockholders of the registrant, are non-affiliates.

As of April 1, 2010, 276,011,662 shares of the common stock of the registrant were outstanding.

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

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  To the extent that any statements made in this Form 10-K contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate” “expect,” “hope,” “intend,” “may,” “plan,” “potential,” “product,” “seek,” “should,” “will,” “would” and variations of such words.  Forward-looking statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, without limitation:

•	our ability to raise capital to finance our growth and operations, when needed and terms advantageous to us;
•	our ability to locate and acquire appropriate business enterprises to supplement and enhance our revenue and cash flow;
•	the ability to manage growth, profitability and the marketability of our services;
•	general economic and business conditions;
•	the effect on our business of recent credit-tightening throughout the United States, especially within the construction and real estate markets;
•
the effect on our business of recently reported losses within the financial, banking and other industries and the effect of such losses on the income and financial condition of our current and potential clients;

•	the impact of developments and competition within the telephone solicitation industry;
•	adverse results of any legal proceedings;
•	the impact of current, pending or future legislation and regulation on the telephone solicitation industry;
•	our ability to maintain and enter into relationships with suppliers, vendors or contractors of acceptable quality of goods and services on terms advantageous to us;
•	the volatility of our operating results and financial condition;
•	our ability to attract and retain qualified senior management personnel; and
•	the other risks and uncertainties detailed in this Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission.

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

On February 5, 2010, the registrant, Compliance Systems Corporation (the “Company”), entered into an Agreement and Plan of Merger, dated as of February 5, 2010 (the “Merger Agreement”), with Execuserve Corp., a Virginia corporation (“Execuserve”) and CSC/Execuserve Acquisition Corp., a Virginia corporation and wholly-owned subsidiary of the Company. The Merger between Execuserve and CSC/Execuserve Acquisition Corp. became effective on February 9, 2010 with Execuserve being the surviving corporation becoming a wholly-owned by the Company.

As part of the Execuserve acquisition, Compliance Systems Corporation has realigned its organizational structure to account for the Execuserve acquisition and its operational management team.  The Company's new Execuserve subsidiary division will be managed by its Chief Executive Officer (“CEO”) and President Jim Robinson. The Company's Call Compliance, Inc. (“CCI”) subsidiary will be led by Stefan Dunigan as its CEO and President.  Dean Garfinkel will remain as Chairman of the Board of Directors and CEO of Compliance Systems Corporation and Barry Brookstein will continue as a member of the Board of Directors and as Secretary and Chief Financial Officer (“CFO”).  Additionally, Tom Eley, the former CEO of Execuserve was appointed to the Board of Directors of the Company.

Our Business

We operate our principal businesses through two of our subsidiaries, Call Compliance, Inc. and Execuserve Corp.

Call Compliance, Inc.

We help telemarketing operators ensure compliance in the highly regulated, strictly enforced Do-Not-Call and other telemarketing guidelines environment.  CCI designs, develops and deploys compliance products that we believe are effective, reliable, cost efficient and help alleviate many of the burdens placed upon telemarketers.

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

TeleBlock is made available via a platform managed by our alliance partner and primary distributor. Our TeleBlock platform(s) resides on the national Signal System 7/Internet Protocol (“IP”) network which is utilized by Telephone carriers to access the information required to set up and manage the routing of telephone calls.  Using Signal System 7, telephone calls can be set up more efficiently and with greater security.  Special services such as name display, toll-free service, and number portability, are easier to add and manage with Signal System 7.

Our Signal System 7/IP based deployment enables TeleBlock to be offered to subscribers via standard telephone company offerings, including, but not limited to, analog telephone lines, T1s (a dedicated phone connection supporting data rates of 1.544 Mbits per second) and PRIs (Primary Rate Interface), a class of voice and data service intended for larger users.  TeleBlock also is offered to telephone subscribers via Voice over Internet Protocol (“VoIP”) switches and via a Virtual Private Network (“VPN”) connection by predictive dialer companies such as Stratasoft, TeleDirect, Marketel, Nobel and TouchStar, as well as in partnership with Application Service Providers (a business that provides computer-based services to customers over a network such as software development) (“ASPs”) such as Thunder and VanillaSoft.  We believe delivering TeleBlock in this manner provides two significant advantages.  First, we believe it allows for TeleBlock to be easily implemented by any off-shore telemarketing company that calls into the United States.  Such offshore entities can use the internet to establish dial tone with TeleBlock almost immediately, as opposed to using their local telephone carrier which, based upon geography, may not be able to obtain a direct TeleBlock license.  Currently, through our many VoIP distributors, there are contact centers utilizing TeleBlock in such countries as India, the Dominican Republic, the Philippines and Canada.  Second, the VoIP telephone service gives domestic companies that have existing contracts with telephone carriers that do not license TeleBlock the ability to directly obtain the TeleBlock service.  We are in talks with many other industry leaders to offer this VoIP version of TeleBlock that was first deployed through our alliance partner and primary distributor in November 2002.  Since that time, we have been working closely with our alliance partner and primary distributor in an effort to enter into contracts with telephone carriers to provide their customers with TeleBlock on a commercial basis.  To date, more than 40 telephone carriers and resellers, including AT&T, Qwest, Verizon Business, XO and Paetec, have licensed TeleBlock and offer it to their telemarketing customers.  No assurance can be provided that any such discussions will result in new licenses for our Company, or that any licenses will result in our receipt of revenues or profits.

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

Our TeleBlock process automatically blocks a call by interfacing with a telemarketer who dials a number appearing on any of the applicable Do-Not-Call lists, and instantaneously providing a recorded “blocked number” message.  Other available features include standard or customized Special Information Tone (“SIT”) tones for predictive dialers; “telemarketer-specific” customized messages, and the ability of the system to transfer a “blocked” caller to an Interaction Voice Response (“IVR”) system or other department in the telemarketing organization.  TeleBlock’s capabilities regarding customized SIT tones allows for the identifiable disposition of calls within a predictive dialer environment.  The TeleBlock system provides for the customization of Carrier Line Identification Display (“CLID”) messaging (a method of identifying the originating calling party in the headers of a stored voice mail message) via DialerID, either in stand-alone mode or in conjunction with Campaign List Manager.

A web-based Graphical User Interface (“GUI”) allows telemarketers to manage and administer all of the lists against which they wish to block calls.  Available administrative features of TeleBlock include:  number override (to allow certain numbers on lists to be called); full editing capabilities (additions/deletions/updates); searching capability; and a reporting module with standard and customizable reports.  The system also allows the administrator to create and change passwords, display Automatic Number Identification (“ANI”)/T1 authentication code tables, modify CLID messaging DialerID and to change lists in real time based upon ANI/T1’s utilizing Campaign List Manager.

The TeleBlock system reviews each outgoing call made by a telemarketer and compares it against state and federal Do-Not-Call lists, the specific customer’s in-house Do-Not-Call list, as well as an “override” (allow) list.  Based upon this comparison, the call is either blocked or processed like a normal call.

Sales Channels And Revenue Sources

All of our TeleBlock business is now hosted by our alliance partner and primary distributor.  Historically, we distributed our products and services through two distributors.  Both of these distributors offered TeleBlock service to their customers, which are telephone companies.  Our alliance partner and primary distributor is a wholesale telecommunications services provider.

While there are other distributors available to us should the need arise in the future, management has made a business decision that it is not in our best interest to enter into any additional distributor relationships at this time.  The Company believes that its relationship with our alliance partner and primary distributor is strong and the risks associated with having them as the sole distributor are minimal due to their size and financial strength.  Our contract with them provides for annual renewal.  We believe that our relationship with our alliance partner and primary distributor will continue to be positive in the future as our relationship is mutually beneficial.  Our primary distributor has contractual agreements with its customers (the telephone carriers) to provide TeleBlock, and our primary distributor’s customers, in turn, have contractual obligations with their customers (telemarketers) and therefore rely upon our primary distributor to provide this service.  If our primary distributor chose not to renew our contract, we would attempt to enter into an agreement with another company that could perform the same services.  At present, we have identified three other suitable distributors all of whom, we believe, could provide similar levels of service.

By leveraging our Alliance Agreement with our primary distributor, which calls for them to host and manage the TeleBlock platform and enable interconnection to and from various distribution models, we believe we are best positioned to efficiently sell licenses and connectivity.  We own the database, which is maintained on equipment we own at a co-location facility and continually updated by us.  (Our primary distributor receives a contractually determined amount on a per query basis as compensation for providing its services.)  With our primary distributor providing the backbone of this process, we have accomplished the dissemination of TeleBlock access without having to build or adapt new infrastructure.  Our TeleBlock service is sold to end-user telemarketers in a variety of ways, all of which produce revenue to us:

•
The telephone carrier channel model which supports the sales efforts of existing sales channels of telephone carriers, such as AT&T, Verizon Business, Paetec Communications and Qwest.  Our distributor, on our behalf, offers our TeleBlock product as a value-add for any of its telephone company customers.  The service is, in turn, provided to end-user telemarketers, which use a telephone to solicit for goods or services.  The telephone carrier charges its customers a query (transaction) fee for each call attempt made from any telephone line that has the TeleBlock feature enabled.  Our distributor, on our behalf, charges the telephone carrier monthly for all call attempts made by all of its customers.  To date, more than 40 telephone carriers and resellers, including AT&T, Lightpath, Qwest, Verizon Business, XO, and Paetec have licensed TeleBlock and offer it to their customers who telemarket.

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

•
TeleBlock is also offered by predictive dialer companies (i.e., companies that manufacture hardware and software systems that aid telemarketing entities in efficiently and cost-effectively managing their outbound calls) – examples include TouchStar, Stratasoft, TeleDirect, Marketel and Nobel.  Predictive dialer access to TeleBlock is accomplished by connecting the predictive dialer to our primary distributor’s platform using a secure VPN connection.  The dialer manufacturer charges its customers a query (transaction) fee for each call attempt made from its equipment that has the TeleBlock feature enabled.  Our distributor, on our behalf, charges the manufacturer monthly for all call attempts made by all of their customers.

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

There also are many companies that “scrub” lists for telemarketers.  Scrubbing is another word for database merging and purging, as applied to the removal of Do-Not-Call numbers from prospect lists.  We believe scrubbing does not achieve the 100% compliance required under state and federal Do-Not-Call laws.  The American Teleservices Association (“ATA”) has adopted a set of standards to be used by its members which standards include the requirement of utilizing a failsafe method to ensure compliance with DNC rules.  Under these standards, unlike blocking, scrubbing can only be considered failsafe when regular testing procedures are implemented.

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

Our Strategy

Notwithstanding the problems and issues confronting us during these difficult economic times, the Company is attempting to execute a plan that will position it to take full advantage of the economic turnaround.  While certain revenue streams have not been significantly impacted by the economic downturn, we need to further expand our client base, continue to increase our presence in the call center industry, increase our product availability through various sales channels and broaden our base of product offerings.  We believe this may be accomplished in part by the acquisition of synergistic companies.  Over the next 12 months, we will be working towards achieving these objectives by:

•
Continuing to sell TeleBlock through traditional wire line telephone carriers.  We continue to provide the TeleBlock service to our existing telephone carriers and to pursue with our alliance partner and primary distributor, other teleservices providers in an effort to expand our carrier footprint nationally.  Expanding this channel is essential to maintaining the maximum commercial availability of our core product offering, TeleBlock.  During the first quarter 2009, AT&T Business Solutions added the TeleBlock call blocking service to its outbound business voice services, although it was not commercially available until the Fall 2009. This provides a network-based call screening and blocking feature to help telemarketers avoid calling numbers listed on various Do Not Call lists.

•
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

•
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

•
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

•
Integration of TeleBlock into an IP PBX telephone system.  One of the leading IP PBX telephone manufacturers, ShoreTel, Inc. has integrated TeleBlock into its telephone system product line. This is the first telephone system manufacturer’s product line to be fully integrated with TeleBlock.

•
Increasing our online sales by the addition of other online products.  Our online guide offerings have increased by the December 2008 release of the Canadian Regulatory Guide, which is co-branded with various trade organizations, one of which is the Canadian Resort Development Association.  This guide provides us with a very credible presence in the Canadian and resort markets.  Our online series of guides was further expanded with the March 2009 release of our Charitable Fundraising Regulatory Guide, which is presently co-branded with the American Teleservices Association and the American Resort Development Association.  Unlike our existing guides that are focused on Do-Not-Call related regulations, the Charitable Fundraising Regulatory Guide is directed towards fundraising professionals. We believe that this release will meaningfully add to our revenues and will provide our company with access to a new and significant market for our core suite of products,

•
Deployment of value added services.  During the 2007 fourth quarter, we launched Enhanced Dialer ID, thereby providing our call center clients telephone numbers for caller ID, in an effort to assist them with their target marketing efforts and to improve their call centers’ answer rates.  Revenues from this product have not been adversely affected by the recent economic downturn, and, in fact, are expected to increase as we have had significant interest from the market for this product.  We anticipate that we will continue to add features to our systems as deemed necessary to accommodate our customers’ needs and to maintain our competitive position.  We expect to launch a new web GUI during the first quarter of 2010 that will provide our Enhanced DialerID corporate clients web access to their records.

•           Growing through strategic acquisitions.  On February 5, 2010, we entered into an Agreement and Plan of Merger, dated as of February 5, 2010 (the “Merger Agreement”), with Execuserve Corp., a Virginia corporation.  We believe this strategic acquisition enables us to offer a broader product offering to our existing customer base.  We believe the Execuserve product suite is synergistic to our current platform and provides us further opportunities to expand.  The Execuserve business is further discussed below.

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

Even though comprehensive federal regulations are in place, all states have additional and/or different rules and regulations that impact the teleservices industry as well.  Most importantly, there are 13 states that still operate separate Do-Not-Call lists.  In addition, the majority of states have requirements governing commercial registration of telemarketers, as well as rules governing a multitude of areas that are more restrictive than comparable federal rules.

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

Execuserve Corp.

The business of Execuserve Corp. is to provide organizations, who are hiring employees, with tests and other evaluation tools and services to assess and compare job candidates.  We have developed a proprietary behavioral assessment test called Hire-Intelligence™ which applies adaptive testing techniques to probe each job candidate who takes the test for potential behavioral strengths and weaknesses relevant to the job for which they are being considered.

The Hire-Intelligence test is also applied to a client’s best performing employees to create a benchmark of job behaviors against which job candidates are compared.  In this way job candidates who take the Hire-Intelligence assessment can be stack-ranked against each other.  In addition to this quantitative evaluation of job candidates, the adaptive test function of Hire-Intelligence results in a very rich set of qualitative results which offer hiring companies deep insights into the potential on-the-job behaviors of job candidates.

In addition to Hire-Intelligence, we have developed or licensed additional employment tests and services.  These include skills tests, literacy tests for reading and writing, and a listening comprehension test.

Based on Execuserve’s heritage as a search company that used video interviewing to pre-screen job candidates, we have developed an online automated video interview technology called Video-View.  Job candidates login with a webcam and answer a customized question set which is recorded for review by the hiring company.

Sales Channels And Revenue Sources

Execuserve sells its products and service primarily through two channels:

1.
Directly to hiring companies.  We sell our products and services directly to Human Resources departments and Hiring Managers of companies who are hiring employees.  We call on companies of all sizes.  Based on the volume of hiring and the internal staffing capabilities of these sales prospects, we offer either full service or self-service solutions, priced on either a pay-as-you-go or license (subscription) basis.

2.
Online eCommerce sales.  Execuserve has developed and markets a number of online portals which offer selected products and services to companies with hiring needs who wish to evaluate and compare job candidates in-house on a self-service basis.  Two of these portals, hire-choice.com and video-view.com, employ a credits-based purchase model.  Users buy credits online through an eCommerce transaction, which can then be applied to purchase tests and other services as needed.

The Industry and Competition

The job candidate assessment industry is made up largely of small and mid-sized privately held companies.  Financial information about these competitors, therefore, is not readily available.

We believe privately held Profiles International is the largest company in the assessment industry.  Profiles offers a number of assessment products, which are sold primarily through resellers.   The majority of these resellers are Human Resources (“HR”) consultants.  Profiles also sells their assessment products and services directly to larger companies.

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

Our Strategy

As Execuserve becomes integrated into the Company, we believe our strategic opportunities will be expanded, allowing us to pursue a growth strategy.  Starting from a fairly small core base of loyal users, we need to further expand our client base, target specific industries which can realize a high return on investment in better hiring through effective job candidate evaluation, increase our product availability through various sales channels and broaden our base of product offerings.  Over the next 12 months, we will be working towards achieving these objectives by:

•
Continuing to sell Execuserve products and services directly to hiring organizations.  We continue to sell our full service and self-service offerings directly to prospects identified through our ongoing marketing and lead generation efforts.

•
Developing offerings specifically designed to meet the hiring needs of targeted industries and job categories.  A number of industries have significant issues with high turnover and employee attrition.  These industries can realize a high return on investment in job candidate assessment tools that can positively impact turnover and attrition.  In addition, improved hiring in certain job categories can directly impact the revenue and profits of the hiring organization.  Execuserve is working to identify these opportunities and develop proven solutions to improve hiring.

•
Identifying and forming reseller channel relationships with selected organizations.  A number of organizations sell to or work with Human Resources departments, hiring manager, or job candidates.  These entities have the potential to become reseller channels for our products and services.  We will identify these potential resellers and develop offerings which will provide them with a revenue opportunity.

•
Continuing to develop our online eCommerce offerings.  Small and mid-sized businesses which hire between one and fifty employees a year most often do not have formal Human Resources departments, nor have the resources to employ HR consultants or pay annual license fees for assessment services.  We will continue to develop and deploy our eCommerce offerings to this market.

Research and Development

We have an ongoing program of evaluating methodologies for the evaluation of job candidates, and for the delivery of these methodologies.  Current research is primarily focused on how job candidate evaluation tools can be integrated, and delivered over the internet.

Government Regulation

Job candidate evaluation companies must comply with relevant federal, state and local employment law to ensure that their methodologies do not discriminate against individuals based on prohibited attributes.

The Constitution prohibits discrimination by federal and state governments. Private sector discrimination is not directly constrained by the Constitution, but has become subject to a growing body of federal and state law. Federal law prohibits discrimination in a number of activities, including recruiting, hiring, job evaluations, promotion policies, training, compensation and disciplinary action. State laws often extend protection to additional categories or employers.

In the USA, discrimination in employment is prohibited by a collection of state and federal laws, as well as by ordinances of counties and municipalities. Only discrimination based on certain characteristics, known as protected categories, is illegal. Protected categories include race, sex, pregnancy, religion, national origin, disability, age, military service or affiliation, anticipated military reserve deployment, bankruptcy, genetic information and citizenship status.

In cases of alleged discrimination where an employment test has been used, the plaintiff must show “adverse effect”, i.e., proof of the discriminatory effects of the test. For this reason, job candidate evaluation companies have their tests evaluated by experts to ensure there is no bias that could inadvertently lead to an adverse effect. The Hire-Intelligence assessment test has been evaluated for adverse effect, and none has been found.

Employees

As of March 31, 2010, we have seven employees. Of these seven, Call Compliance employs three individuals and Execuserve employs the remaining four.

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

On April 13, 2010, the Company and the lessor of its office space in Glen Cove, New York mutually terminated the office space agreement between the two parties effective December 31, 2009. The agreed upon terms of the lease termination were as follows:
•	The Company would pay $1,000 a month for 10.5 months starting April 15, 2010,
•	The Company would provide the lessor with 1,675,000 5-year warrants with an exercise price of $.02 a share,
•	The Company is relieved of $39,000 in CAM expenses and real estate taxes owed to the lessor,
•	The Company has forgiven the $10,600 security deposit held with the lessor, and
•	The Company is relieved of future lease obligations effective January 1, 2010 through July 31, 2011, the former maturity date of the lease.

Its executive officers relocated to 50 Glen Street, Glen Cove NY 11542.  The office will be used for administration and finance for all wholly owned subsidiaries.  The Company leases 1,000 Sq Feet, with a 24 month term effective January 25, 2010.  The Company is committed to pay $15,600 during the first year of the lease term, and $16,350 during second year of the lease term.  The Company also has access to the storage room in the basement of the building based upon the two year agreement with the following terms: $1,200 for the first year and  $1,320 for the second year.

One of the Company’s subsidiaries, Call Compliance, Inc., relocated to 111 Nesconset Highway, Suite 220, Hauppauge, NY 11788. The Company leases 700 Sq Feet, with a 11.5 month term effective 1/15/2010.  The Company is committed to pay $9,117 during the lease term.

One of the Company’s subsidiaries, Execuserve Corp., relocated to 6688 Main Street, Gloucester, VA 23061. The Company leases 1,000 Sq Feet, with a 18 month term effective 3/1/2010.  The Company is committed to pay $10,800 during the lease term.

We estimate our future minimum annual lease payments, payable monthly, to be as follows:

Estimated Minimum
Year	Annual Lease Payment
2010	$30,917
2011	18,870

Item 3.	Legal Proceedings.

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

Market

Our common stock is traded over-the-counter and has been available for quotation on the OTC Bulletin Board under the trading symbol “COPI.OB” since May 9, 2007; however, in April 2010, our symbol was appended with an “E” modifier to indicate FINRA’s belief that we are not in compliance with FINRA’s eligibility requirements, as discussed below.  The following table sets forth the range of high and low bid prices for our common stock for the periods indicated as derived from reports furnished by the OTC Bulletin Board.  The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	High	Low
Quarter Ended	Bid Price	Bid Price
March 31, 2008	$0.107	$0.015
June 30, 2008	0.030	0.009
September 30, 2008	0.023	0.007
December 31, 2008	0.016	0.003

March 31, 2009	$0.005	$0.005
June 30, 2009	0.019	0.015
September 30, 2009	0.020	0.016
December 31, 2009	0.009	0.009

We failed to file timely this Annual Report on Form 10-K, which was due on April 15, 2010.  Because this was our first late filing of a periodic report under the Exchange Act, FINRA appended our symbol with an “E” modifier to indicate its belief that we are not in compliance with FINRA’s eligibility requirements and advised us that if we were to fail to file this Annual Report on Form 10-K within the 30-day grace period provided by FINRA, we would become ineligible for continued listing on the OTCBB.  Since we have filed this Annual Report on Form 10-K within the applicable grace period, we expect that the “E” modifier we will be removed from our symbol after we file this Annual Report on Form 10-K and FINRA determines that we remain eligible for continued listing on the OTCBB.

Holders

As of April 2, 2010, we had 131 stockholders of record, and an unknown number of additional holders whose stock is held in “street name.”

Dividends

No dividends have been declared or paid on our common stock, and we do not anticipate that any dividends will be declared or paid in the foreseeable future.  Dividends on our common stock are subordinated to dividend and liquidation rights of the holders of the Series B Senior Convertible Voting Non-Redeemable Preferred Stock and the rights of Agile Opportunity Fund, LLC (“Agile”) to interest payments and repayment of principal when due under the two Secured Convertible Notes (collectively, the “Agile Debentures”) we sold to Agile in March 2008 (the “Agile March 2008 Debenture”) and September 2008 (the “Agile September 2008 Debenture”), each in the principal amount of $300,000 and maturing in November 2009. These debentures were converted into new notes in February 2010.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information as of December 31, 2009 with respect to each equity compensation plan and individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	0	N/A	N/A

Equity compensation plans not approved by security holders	45,000,000	$0.026	0

Total	45,000,000	$0.026	0

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

Overview and Recent Developments

In October, 2008, the Company entered into a non-binding memorandum of understanding (“MOU”) with a wholesale Voice-over-Internet-Protocol (“VoIP”) transport company, began its due diligence, negotiated and drafted definitive documents, and retained auditors for preparation of the acquisition target company’s financial statements. The MOU contemplated the Company acquiring the transport company for a combination of cash, promissory notes and securities of the Company.  Completion of the acquisition was anticipated to occur by the end of the first quarter of 2009, having expended funds to complete the due diligence and audit of the acquisition company along with working towards the finalization of the documents.  Ultimately, the transaction was not entered into by the Company.

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

The full effects of the economic downturn on revenues were realized in the first two months of 2009, as revenues for that period as compared to 2008 contracted by approximately 30%.  While the decrease in revenues is similar to decreases in revenues across many industries, a major portion of the Company’s decrease is attributable to reduced telemarketing efforts within the time share industry, a major contributor to the Company’s revenues.  During 2009, the Company’s revenues declined significantly, but the Company was also able to reduce operating expenses significantly.

In response to the financial difficulties encountered as a result of these turbulent times, a number of cost-cutting measures have been implemented to give the Company the time needed to obtain sufficient financing to continue operating while other options are pursued and explored. Two positions have been eliminated - one in sales and one in accounting.  Additionally, the Company has negotiated, and received, 60 day credit terms from several of its material suppliers, vendors and creditors, and also reduced and/or eliminated several other expenses.  Finally, the Company’s two executive officers and former controller have deferred their February and March 2009 salaries.  The officers continued to defer part of their salaries in 2009 and all dividends on B shares were suspended during 2009.  Certain interest has been accrued but not paid.

These measures, however, in and of themselves, were not sufficient to cover the Company’s short-term cash flow shortfall.  On March 31, 2009, an agreement with an existing lender was modified, increasing funding up to $750,000 at the lender’s discretion, of which the Company never exceeded $350,000 of the $750,000 limit.  The loan modification grants a security interest in the Company’s assets and the lender also received two classes of warrants, both of which have an exercise price of $0.05 per share.  Additionally, the chief financial officer has loaned the company $50,000, the interim necessary funds that were needed to continue operations until the negotiations with the lender were completed.

On September 21, 2009, the Company sold and issued the Agile September 2009 Debenture in the principal amount of $100,000.  Interest is accruing on the Agile September 2009 Debenture at 30% per annum, with interest payable monthly at a rate of 15% per annum.  All of the Agile Debentures were converted into new notes dated February 2010.

On November 23, 2009, the Company sold and issued the Agile November 2009 Debenture in the original principal amount of $80,000.  The Agile November 2009 Debenture is to bear interest at the rate of 15% per annum, payable monthly, although the Agile November 2009 Debenture further provides that, in addition to interest, Agile is entitled to an additional payment, at maturity or whenever principal is paid, such that Agile’s annualized return on the amount of principal payment so paid equals 30%.   All of the Agile Debentures were converted into new notes dated February 2010.

During the first quarter 2009, AT&T Business Solutions added the TeleBlock call blocking service to its outbound business voice services. This provides a network-based call screening and blocking feature to help telemarketers avoid calling numbers listed on various Do Not Call lists. Ultimately, this service was not commercially available until the Fall of 2009.

Critical Accounting Policies

The Company’s consolidated financial statements and related public information are based on the application of generally accepted accounting principles in the United States (“GAAP”).  The Company’s significant accounting policies are summarized in Note 2 to its annual consolidated financial statements.  While all of these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements.  The Company’s critical accounting policies are discussed below.

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

•
Provide connectivity to the telephone companies and access data base information from the data base that the Company manages, updates and maintains, as required to operate the telephone call processing platform.  This platform is where the telephone call queries are routed from the telemarketers over various telephone carrier networks.

•	Contract with telephone carriers to sell our TeleBlock service to their end users.
•	Provide billing and collection services.

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

Results of Operations for Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Management believes the following selected revenue and expense data, the percentage relationship between revenues and major categories in our consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented is important in evaluating the performance of its business operations.

	Year Ended December 31,
	2009		2008		2009 vs. 2008
		Percentage		Percentage	Amount	Percentage
		of		of	Increase	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	(Decrease)
Revenues	$1,230,236	100.0%	$1,857,242	100.0%	$(627,006)	(33.8	) %
Gross margin	650,322	52.9	927,073	49.9	(176,751)	(29.9)
Selling, general and administrative expenses	1,749,635	142.2	2,142,180	115.3	(392,545)	(18.3)
Interest expense	266,025	21.6	143,431	7.7	122,594	85.5
Amortization of loan costs and related financing expense	157,263	12.8	75,687	4.1	81,576	107.8
Operating loss	(1,522,601)	(123.8)	(1,434,225)	(77.2)	88,376	6.2
Gain on extinguishment of debt, net	—	—	8,525	0.5	(8,525)	(100.0)
Net loss	(1,522,601)	(123.8)	(1,425,700)	(76.7)	96,901	6.8
Preferred dividends	150,000	12.2	150,000	8.1	—	—
Loss attributable to common stockholders	(1,672,601)	(136.0)	(1,575,700)	(84.8)	96,901	6.1

For the year ended December 31, 2009, revenues were $1,230,236 compared to revenues of $1,857,242 for the corresponding period in 2008, a decrease of $627,006 or 33.8%.  This decrease was principally the result of a revenue decrease of $642,326 from the Company’s principal TeleBlock distributor due to a loss of 147.4 million call counts, or 42.9%, for the Company’s TeleBlock service between the comparable periods.  Although TeleBlock revenues have decreased across all industries, a major portion of the Company’s decrease in TeleBlock revenues is attributable to reduced telemarketing efforts within the time share industry, a major contributor to the Company’s revenues. These decreases were partially offset by an increase of $62,300 in revenue from Enhanced Call ID. Revenues from the Company’s principal TeleBlock distributor comprised 82.1% and 87.6% of the Company’s annual revenues for 2009 and 2008, respectively.  There also were decreases in revenues from the Company’s VoIP services, declining database management fees from the Company’s TeleBlock subscribers, lower commissions and other incidental revenue of $46,980.

The Company’s key TeleBlock distributor was sold in May 2009.  The Company does not believe that the change in ownership of the distributor will have any material adverse effect on the Company’s revenues or financial condition.

For the year ended December 31, 2009, cost of revenues totaled $579,914, a decrease of $350,255, or 37.7%, when compared to cost of revenues of $930,169 for the same period last year.  Fees payable to the Company’s principal distributor decreased by $248,250 as a result of the lower calls hosted on their database.  Production and back-up site hosting fees and costs related to decreased revenues from the Company’s VoIP, as well as software amortization expense, decreased by a total of $107,873.  Increased costs of revenues, including costs associated with the Company’s online registration guide and enhanced caller ID, partially offset these decreases by an aggregate of $5,868.

As a percentage of revenues, cost of revenues for the 2009 year decreased to 47.1% from 50.1% for the 2008 year. This decrease reflects a decline in TeleBlock revenues when compared to total revenues as well as decreased software amortization expense and lower production and back-up site hosting fees that are attributable to the TeleBlock platform.  As a percentage of revenues, cost of revenues related to our primary distributor-sourced revenues was 49.2% in 2009 and 52.8% in 2008.

For the year ended December 31, 2009, selling, general, and administrative expenses totaled $1,749,635 and were $392,545, or 18.3%, lower than selling, general, and administrative expenses of $2,142,180 for the same period last year.  Salaries and benefits decreased by $166,214, attributable to the January 2008 grant of options to purchase 45 million shares of Company common stock to the Company’s two executive officers and two other employees that were valued at $162,000 as well as salary reductions in 2009 of $124,214 primarily due to the elimination of two employees. Consulting and accounting fees decreased by $63,744 and $48,182, respectively, and was due to financial and internal control requirements performed during 2008 that did not recur in 2009.  In addition, the Company reduced investment banking fees by $71,500 and stock transfer fees by $19,806 between the 2008 and 2009 periods.  Further, there were additional decreases in employee travel and related expenses of $31,902, net rent expense of $9,913, investor relations fees of $12,833, advertising expenses of $24,724, equipment rental of $16,987 and insurance of $21,679 between the 2008 and 2009 periods.  These decreases in expenses were partly offset by a $120,000 increase in salaries to the Company’s two executive officers during the first half of 2009; these officers had voluntarily reduced their salaries by one-half for a one-year period ending in July 2008.  The Company also incurred higher marketing consultant fees of $5,000, higher commissions of $15,891 related to increased CNAM revenues, and higher utility expenses of $6,870.  Other selling, general and administrative expenses increased by a net aggregate amount of $19,145.

As a percentage of revenues, selling, general, and administrative expenses for the year were 142.2% in 2009 and 115.3% in 2008, reflecting a decrease in expenses that is less than the decrease in revenues.  The increase in this percentage is principally due to significant declines in revenues during 2009. Selling, general and administrative expenses also decreased, but not to the extent of revenues.

Interest expense for the year ended December 31, 2009 was $266,025, a $122,594, or 85.5%, increase from interest expense of $143,431 for the same period last year.  This increase reflects additional interest of $103,783 on the Agile Debentures that were sold and issued in May and September 2008 and September and November 2009 as well as higher interest of $17,520 on the Nascap Restated Note as the principal outstanding increased to $350,000 from $150,000 in April 2009.  In addition, the Company incurred interest of $7,594 during 2009 on the Brookstein Note that was entered into early in 2009. These increases were offset by a decrease of $6,303 in other interest expense. As a percentage of revenues, interest expense for the year ended December 31, 2009 increased to 21.6% from 7.7% compared to the same period last year.

The Company’s annual loan cost amortization and related financing expense, including loan penalties and amortization of loan discount, increased by $81,576, or 101.8%, to $157,263 for the year ended December 31, 2009 from 75,687 for the 2008 year.  Deferred loan costs and loan discount amortized during the 2009 and 2008 periods are related to the debentures that were sold and issued to Agile in May and September 2008 and September and November 2009.  As a percentage of revenues, loan cost amortization and related financing expense for the year ended December 31, 2009 increased to 12.8% from 4.1% when compared to the same period last year.

The Company assesses its current prospects for future profitability by separating its statement of operations into two principal components: (a) its business operations, represented by the gross margin to selling, general and administrative expense shortfall and (b) its total business financing expense, represented by the total of interest expense and loan cost amortization and other financing charges. Total business financing expense increased during 2009 by $195,645, or 85.9%, to $423,288 in the 2009 year from $227,643 in the 2008 year.  As a percentage of revenues, total business financing expense increased for the 2009 year by 22.1 percentage points to 34.4% in 2009 from 12.3% in 2008.  The Agile Debentures that were sold and issued in May and September 2008 and September and November 2009 increased this year’s total business financing expense by $226,377 for the 2009 period when compared to 2008.

For the reasons set forth above, the Company’s 2009 net loss increased by $96,901, or 6.8%, to $1,522,601 in 2009 quarter from $1,425,700 in 2008.  As a percentage of revenues, the net loss increased by 47.0 percentage points to 123.8% in 2009 from 76.8% in 2008.

Dividends of $150,000 were accrued on the Series B Preferred Stock during 2009 and 2008 and are taken into account when computing loss per common share.  As a percentage of revenues, preferred dividends were 12.2% and 8.1% for the 2009 and 2008 years, respectively. The dividends were not paid during 2009 as Nevada law prohibited such payment.

For the year ended December 31, 2009 and 2008, the Company’s annual effective tax rate was estimated to be 0%. Accordingly, no tax benefit or cost was recognized in either of such periods.  The Company believes that future taxable losses, as well as those incurred from February 10, 2006 (the date on which the Company was no longer considered a subchapter S corporation for federal tax purposes) to December 31, 2009, will be available to offset subsequent future taxable income, if any.

Liquidity and Capital Resources

Cash used in operating activities of $491,455 and $882,845 for the 2009 and 2008 years, respectively, was comprised of the net loss, reduced by non-cash items of $392,798 and $476,987, plus or minus the effect of changes in assets and liabilities.  The net loss as adjusted for non-cash items was $1,129,803 for the year ended December 31, 2009, compared to $948,713 for the same period in 2008.  This increase of $181,090 was due to a higher net loss of $96,901, the 2008 issuance of non-qualified stock options valued at $162,000 that were not a factor in 2009 and decreased depreciation and amortization charges of $72,581.  These increases were offset by higher interest and penalties that were effectively financed of $81,616, increased loan cost amortization costs of $58,821 and the 2008 debt extinguishment gain of $8,525.  The changes in assets and liabilities increased the Company’s net cash used in operating activities by $655,848 and $65,868 in 2009 and 2008, respectively.

Cash used in investing activities was $1,436 for the year ended December 31, 2009 and $56,284 for the year ended December 31, 2008, an decrease of $54,848, principally due to lower expenditures for computer equipment and software enhancements in 2009 compared to the prior year.

Cash provided by financing activities was $310,864 during the year ended December 31, 2009 and was $226,269 during the 2008 comparable period, resulting in an increase of $84,595. During 2009, the Company received an additional $200,000 in borrowings from an existing lender and a director, officer and shareholder loaned the Company $50,000. In addition, the Company sold and issued to Agile convertible debentures totaling $180,000 during 2009. These increases in cash were partially offset by debt repayments of $97,914 and payments of deferred loan costs on the Agile September and November 2009 Debentures of $21,222. Cash provided by financing activities during 2008 was attributable to the issuance of the Initial Agile Debenture for $600,000. This increase was partially offset by the payment of dividends of $150,000 on the Company’s Series B preferred stock, payment of deferred loan and acquisition costs of $105,500 and debt repayments totaling $118,231.

The net decrease in cash was $182,027 and $712,860 for the years ended December 31, 2009 and 2008, respectively.

The Company’s working capital deficits were $2,147,255 and $840,977 as of December 31, 2009 and 2008, respectively.  Current assets decreased by $219,288, or 42.0%, due to a decrease in cash of $182,027 and a decrease in prepaid expenses of $89,141, partially offset by increases in accounts receivable of $51,880. Current liabilities increased by $1,086,992, or 79.7%, and were principally due to an increase in accounts payable and accrued expenses of $428,669, the deferral of accrued officer’s salary totaling $335,000, an increase of $304,982 attributable to the Agile September and November 2009 Debentures and the accrual of interest due Agile on all of its debentures and the amortization of loan discounts attributable to the Agile debentures.  In addition, there was an increase in short-term and demand notes payable of $68,341.  The decrease of $50,000 in current maturities of long-term debt partially offset the increase in current liabilities.

On May 6, 2008, the Company obtained new financing primarily to fund operations and, as required, in connection with possible acquisitions of companies that would diversify and broaden the Company’s service offerings and product base.  This new financing consisted of the sale and issuance on May 6, 2008 of the Initial Original Agile Debenture in the principal amount of $300,000 and the commitment for the sale and issuance of the Additional Original Agile September 2009 Debenture in the principal amount of $300,000.  The Additional Original Agile September 2008 Debenture was sold and issued to Agile on September 2, 2008.    Interest is accruing on the Agile debentures at 30% per annum, with interest payable monthly at a rate of 15% per annum.  The Company was unable to retire the Agile 2008 Original Debentures that matured on November 6, 2009.  On such maturity date, the Company owed Agile a total of $738,625 that was comprised of principal in the amount of $600,000 and accrued interest of $138,625.  The Company has received a three month extension on the Agile 2008 Original Debentures All of the Agile Debentures were rolled into new notes dated February 2010.

On September 21, 2009, the Company sold and issued the Agile September 2009 Debenture in the principal amount of $100,000.  Interest is accruing on the Agile September 2009 Debenture at 30% per annum, with interest payable monthly at a rate of 15% per annum.  All of the Agile Debentures were rolled into new notes dated February 2010.

On November 23, 2009, the Company sold and issued the Agile November 2009 Debenture in the original principal amount of $80,000.  The Agile November 2009 Debenture is to bear interest at the rate of 15% per annum, payable monthly, although the Agile November 2009 Debenture further provides that, in addition to interest, Agile is entitled to an additional payment, at maturity or whenever principal is paid, such that Agile’s annualized return on the amount of principal payment so paid equals 30%.   All of the Agile Debentures were converted into new notes dated February 2010.

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

The Company has been deferring a portion of the salaries of Garfinkel and Brookstein, its principal executive officers. During the fourth quarter of 2009, Garfinkel deferred $55,000 of his salary and Brookstein deferred $50,000 of his salary. In June of 2009, the Company agreed to grant five-year warrants (each, a “Fourth Quarter 2009 Deferred Salary Warrant”) to purchase shares (each, a “Fourth Quarter 2009 Deferred Salary Warrant Share”) of Company Common Stock at $0.05 per Fourth Quarter 2009 Deferred Salary Warrant Share. Under this agreement, for every $1 of salary deferred during a fiscal quarter, the Company is obligated to issue 40 Fourth Quarter 2009 Deferred Salary Warrants. Accordingly, as of December 31, 2009, Garfinkel was granted 2.2 million Fourth Quarter 2009 Deferred Salary Warrants and Brookstein was granted 2 million Fourth Quarter 2009 Deferred Salary Warrants. The Company believes the grants of these Fourth Quarter 2009 Deferred Salary Warrants were exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act, due to the fact that the grants were conducted pursuant to transactions not involving any public offering.

The Company has failed to pay dividends on the 1.25 million outstanding shares of its Series B Senior Subordinated Convertible Voting Preferred Stock (the “Series B Preferred Stock”) that were payable on the last day of each month during the fourth fiscal quarter of 2009.  Dividends on the Series B Preferred Stock may only be paid out of funds legally available for such purpose.  Under Nevada law, generally, a corporation’s distribution to stockholders may only be made if, after giving effect to such distribution, (i) the corporation would be able to pay its debts as they become due in the usual course of action and (ii) the corporation’s total assets equal or exceed the sum of the corporation’s liabilities plus the amount that would be needed, if the corporation was to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to those receiving the distribution.

All of the outstanding shares of Series B Preferred Stock are held by Brookstein and Spirits.   Although the Company has been and currently is unable to pay the Series B Preferred Stock dividends when due, the dividends have been and are continuing to be accrued until such time as the monthly dividends can lawfully be paid under Nevada law.  For the fourth fiscal quarter of 2009, the amount of dividends not paid on the Series B Preferred Stock totaled $37,500, consisting of $15,000 due Brookstein and $22,500 due Spirits.  To compensate the holders of the outstanding Series B Preferred Stock for the failure to pay dividends when due, in June 2009, the Company agreed to grant five-year warrants (each, a “Dividend Accrual Warrant”) to purchase shares (each, a “Dividend Accrual Warrant Share”) of Company Common Stock to such holders at $0.05 per Dividend Accrual Warrant Share, at the rate of 40 Deferred Accrual Warrants for every $1 of dividend accrued during the fiscal quarter.  Accordingly, the Company granted 600,000 Dividend Accrual Warrants to Brookstein and 900,000 Dividend Accrual Warrants to Spirits.  The Company believes the grants of these Dividend Accrual Warrants were exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act, due to the fact that the grants were conducted pursuant to transactions not involving any public offering.

As noted previously, the Company has failed to pay Series B Preferred Stock dividends when due.  The Company anticipates that it will be necessary to continue to defer these dividend payments for each of Brookstein and Spirits through the first six months of 2010.  The amount of deferred dividends for the first six month of 2010 will total $75,000: $30,000 due to Brookstein, and $45,000 due to Spirits.  Brookstein and Spirits have each agreed to such non-payments, subject to their each receiving five-year warrants (each, a “First Half 2010 Series B Deferred Dividend Warrant”) to purchase shares (each, a “First Half 2010 Series B Deferred Dividend Warrant Share”) of Company Common Stock to such holders at $0.01 per First Half 2010 Series B Deferred Dividend Warrant Share.  The First Half 2010 Series B Deferred Dividend Warrants were granted as of January 1, 2010: 3 million to Brookstein, 4.5 million to Spirits.  The Company believes the grants of these First Half 2010 Series B Deferred Dividend Warrants were exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act, due to the fact that the grants were conducted pursuant to transactions not involving any public offering.

During the fourth quarter of 2009, we failed to pay interest on the promissory notes we previously issued to Brookstein, Ponzio and Nascap.  The Company’s obligations under these notes were secured by the security interests which Brookstein, Ponzio and Nascap subordinated to the security interest we granted to Agile in connection with the issuance of the Agile A&R Debenture.  The principal amounts of such notes and the amounts of interest not paid during the fourth quarter of 2009 are as follows:

Name of Noteholder	Principal Amounts of Note	Interest Not Paid
Barry M. Brookstein	$50,000	$2,250
Henry A. Ponzio	$150,000	$6,750
Nascap Corp.	$350,000	$10,500

To compensate Brookstein, Ponzio and Nascap for the failure to pay interest on their promissory notes during the fourth quarter of 2009, the Company granted to such noteholders warrants (each, a “Fourth Quarter 2009 Deferred Interest Payment Warrant”) to purchase shares of Common Stock at the rate of 40 Fourth Quarter 2009 Deferred Interest Payment Warrants for every $1 of interest not paid.  The Fourth Quarter 2009 Deferred Interest Payment Warrants have terms substantially identical to the Fourth Quarter 2009 Deferred Salary Warrants and Dividend Accrual Warrants.

As noted previously, the Company has been deferring a portion of the salaries of Garfinkel and Brookstein, its principal executive officers.  The Company anticipates that it will be necessary to continue to defer these executive officers’ salaries through the first six months of 2010.  The amount of deferred salary for the first six months of 2010 for each of the executive officers will total $120,000.  Garfinkel and Brookstein each agreed to such deferments, subject to their each receiving five-year warrants (each, a “First Half 2010 Deferred Salary Warrant”) to purchase 12 million shares (each, a “First Half 2010 Deferred Salary Warrant Share”) of Company Common Stock at $0.01 per First Half 2010 Deferred Salary Warrant Share.  The First Half 2010 Deferred Salary Warrants were granted as of January 1, 2010.  The Company believes the grants of these Deferred Salary Warrants were exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act, due to the fact that the grants were conducted pursuant to transactions not involving any public offering.

As noted previously, the Company has failed to pay interest due on the promissory notes payable to Brookstein, Ponzio and Nascap. The Company anticipates that it will be necessary to continue to fail to timely pay interest on these promissory notes through the first six months of 2010. The amount of interest that will become payable on the promissory notes for the first six months of 2010 will total $39,000; $4,500 due to Brookstein, $13,500 due to Ponzio and $21,000 due to Nascap. Brookstein, Ponzio and Nascap each agreed to such non-payments, subject to their each receiving five-year warrants (each, a “First Half 2010 Deferred Salary Warrant”) to purchase an aggregate of 4.6 million shares (each, a “First Half 2010 Deferred Interest Warrant Share”) of Company Common Stock at $0.01 per First Half 2010 Deferred Interest Warrant Share. The First Half 2010 Deferred Interest Warrants were granted as of January 1, 2010; 450,000 to Brookstein, 1.35 million to Ponzio and 2.1 million to Nascap. The Company believes the grants of these First Half 2010 Deferred Interest Warrants were exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act, due to the fact that the grants were conducted pursuant to transactions not involving any public offering.

The Company has a substantial payable due its outside counsel, the law firm of Moritt Hock Hamroff & Horowitz, LLP (“Moritt Hock”).  In consideration for Moritt Hock agreeing to provide services in the future, for which Moritt Hock will continue to charge its customary fees, the Company has granted to Moritt Hock 7.5 million five-year warrants (each, a “Moritt Hock Warrant”), each Moritt Hock Warrant entitling its holder to purchase one share of Company Common Stock at a purchase price of $0.01.  The Company believes the grant of the Moritt Hock Warrants were exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act, due to the fact that the grant was conducted pursuant to transactions not involving any public offering.

The Company’s primary need for cash during the next twelve months is to fund payments of operating costs.  In addition, the Company is presently in negotiations to obtain additional financing to fund operations.

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

Not applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of its Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation the CEO and CFO concluded that our disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, because of material weaknesses in internal control over financial reporting as of December 31, 2009, as described below.

Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting not effective as of December 31, 2009 because of the existence of material weaknesses as described below.

A material weakness in internal control over financial reporting is defined by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified two material weaknesses relating to financial reporting functions:

On January 1, 2010, the Controller, who performs all of the financial reporting functions and has been with the Company for many years, voluntarily left for another employment opportunity. Because of the timing of her departure, management did not have time to find a replacement with sufficient SEC/public company reporting experience as well as a background of the Company’s processes and transactions to perform the year-end preparation and compilation of the financial statements. Thus, material adjustments to the financial information were made to correct mistakes.

Because of the small size of the Company, the Company has always experienced issues related to segregation of duties, its allocation of functions to individual employees. The Company has optimized its allocation of functions based on its limited staff, but further cuts in the current year have exacerbated this issue. In the past, while identified by management as a deficiency in control, segregation of duties has not been considered a material weakness because the former Controller had built many controls and reconciliations into her own work flow to check herself since she knew that it was not likely that someone else would catch a mistake, since there is no one else available at the Company to review her work. However, as a result of her departure at such a critical time, despite the fact that these controls and reconciliations were documented as part of the control activities in process documentation, the new Controller did not have sufficient time to fully understand all of the different types of transactions the Company engages in and the information flow, consequently, not all of these built-in controls were maintained during the preparation and compilation period, resulting in adjustments to the financial information.

Management has already made efforts to remediate and correct these issues by hiring an outside consultant with substantial SEC/public company reporting experience to assist in the drafting of the reporting documents and manage the reporting process. Moreover, management believes that over time, the current Controller will grasp all of the nuances of the Company’s transactions and be fully able to prepare and compile the financial information once he has had further experience at the Company and re-instituted some of the former Controller checks and reconciliations.

Notwithstanding the above, management believes that the consolidated financial statements included in this Annual Report on Form 10-K, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of our Company; and (3) unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements are prevented or timely detected.

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

This annual report does not include an attestation report of Holtz Rubinstein Reminick LLP, our registered public accounting firm regarding internal control over financial reporting. Management's Report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management's Report in this annual report.

As noted above, management is disclosing material weaknesses in internal control over financial reporting that resulted from employment changes which occurred in the first fiscal quarter of 2010. These changes have materially affected our internal control over financial reporting as of December 31, 2009 because they affected our ability to prepare the year-end financial information in a timely and accurate way.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We are committed to improving our financial organization. As part of this commitment, we intend to continue to educate our management personnel to comply with U.S. GAAP and SEC disclosure requirements and to increase management oversight of accounting and reporting functions in the future.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As part of the Execuserve acquisition, Compliance Systems Corporation has realigned its organizational structure to account for the Execuserve acquisition and its operational management team.  The Company's new Execuserve subsidiary division will be managed by its CEO and President Jim Robinson. The Company's Call Compliance, Inc. subsidiary will be led by Stefan Dunigan as its CEO and President.  Dean Garfinkel will remain as Chairman of the Board of Directors and CEO of Compliance Systems Corporation and Barry Brookstein will continue as a member of the Board of Directors and as Secretary and CFO.  Additionally, Tom Eley, the former CEO of Execuserve will be appointed to the Board of Directors of the Company.

The following table sets forth the names and positions of our executive officers and directors.  Our directors are elected at our annual meeting of stockholders and serve for one year or until successors are elected and qualify.  The Board appoints the Company’s officers, and their terms of office are at the discretion of the Board, except to the extent governed by an employment contract.

As of April 24, 2010, our directors and executive officers, their age, principal positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of their terms are as follows:

Name	Age	Principal Positions	Periods Served
Dean Garfinkel	51	Chairman of the Board, Chief Executive Officer and President	February 2006 to Present
Barry Brookstein	68	Chief Financial Officer and Director	February 2006 to Present
Tom Eley	74	Director	February 2010 to Present

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

Dean Garfinkel currently serves as Chairman of the Board of Directors and CEO of Compliance Systems Corporation. Mr. Garfinkel served prior to February 2010 as CSC’s and each of its subsidiaries’ Chairman of the Board and Chief Executive Officer from such entities’ formation through CSC’s merger with and into our company in February 2006.  Since the 2006 merger, he has served as our and each of our subsidiaries’ Chairman of the Board, President and Chief Executive Officer.  Mr. Garfinkel served as Chief Executive Officer and a director of ASN Voice & Data Corp., a telecommunications company he founded in 1991, which specialized in providing voice and data systems for the financial sector.  Mr. Garfinkel also has served as a communications consultant to Fortune 500 companies and other businesses for over 20 years.  Mr. Garfinkel also has served, since 2004, on the Executive Board of Directors of the American Teleservices Association, a trade association.

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

Tom Eley has been appointed to the Board of Directors of Compliance Systems Corporation. Mr. Eley has over 30 years of sales and management experience, having served as Vice President and General Manager of European Operations for Paradyne Corporation and Vice President of U.S. Sales for MDSI, a Schlumberger Company. Previously, Mr. Eley held various sales management positions with IBM and Control Data Corporation. He holds a Bachelor of Science degree in Physics from the College of William and Mary and is a graduate of the IBM Systems Research Institute.

Significant Employees

As of April 24, 2010, our other significant personnel, their ages, positions, the dates of employment, are as follows:

Name	Age	Principal Positions	Periods Served
Stephan Dunigan	38	CEO and President – Call Compliance Inc.	February 2010 to Present
Jim Robinson	52	CEO and President – Execuserve Corp.	February 2010 to Present

Stefan Dunigan CEO and President of CCI from February 2010 to present.  From 2001 to February 2010 Mr. Dunigan was the Company’s VP of Operations. From 1999 to 2001, Mr. Dunigan was Director of Operations for ASN Voice & Data Corp.  Mr. Dunigan’s principal responsibilities include the development and implementation of the systems necessary to successfully launch and administer our wide array of compliance services and solutions.  Additionally, Mr. Dunigan is pro-actively involved in product enhancement and both end-user and telephone carrier support, among other duties.  Mr. Dunigan brings nearly ten years of hands-on experience with all facets of the public telecommunication network, and is considered an expert in broadband delivery and design.

Jim Robinson, President & CEO of Execuserve Corp. from February 2010 to Present, Mr. Robinson holds an MBA from the University of California, Berkeley and has extensive management and consulting experience. He managed a team with worldwide product, sales and support responsibilities at AMF before becoming an independent business consultant in 1996. Jim has worked with Execuserve Corp. since 2007.

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

General

The following table sets forth, with respect to our fiscal years ended December 31, 2009 and 2008, all compensation earned by or paid to all persons who served as our chief executive officer at any time during our fiscal year ended December 31, 2009 and such other executive officer and other employees of our company who were employed by our company as of the close of business on December 31, 2009 and whose total annual salary and bonus earned during our fiscal year ended December 31, 20098  exceeded $100,000.

SUMMARY COMPENSATION TABLE

				Option		All Other
Name and Principal Position	Year	Salary		Awards		Compensation		Total
Dean Garfinkel, Chairman of	2009	$55,000		$520	(2)	$20,448	(4)	$75,968
the Board and Chief	2008	$180,000	(1)	$72,000	(2)	$26,841	(3)	$278,841
Executive Officer

Barry Brookstein, Chief	2009	$90,000		$480	(5)	$18,594	(8)	$109,074
Financial Officer	2008	$180,000	(7)	$36,000	(5)	$14,007	(6)	$230,007

Stefan Dunigan,	2009	$120,000		0		$8,813	(11)	$128,813
CEO and President –	2008	$120,000		36,000	(9)	$8,915	(10)	$164,915

(1)	Excludes $60,000 in deferred compensation that was paid during 2008.
(2)
Represents the three grants for salary deferral during 2009 for a total of 7,400,000 five-year stock purchase warrants at an exercise price of $0.05 per share.  Represents the grant on January 4, 2008 of a five-year option to purchase 20 million shares of our common stock, at an exercise price of $0.026 per share.  Reference the footnotes to the financial which discloses the assumptions made in valuing these options and warrants.

(3)	Mr. Garfinkel received a $12,000 car lease allowance and $14,841 for insurance, repairs and gas in 2008.
(4)	Mr. Garfinkel received a $12,000 car lease allowance and $8,448 for insurance, repairs and gas in 2009.
(5)
Represents the three grants for salary deferral during 2009 for a total of 6,800,000 five-year stock purchase warrants at an exercise price of $0.05 per share.  Represents the grant on January 4, 2008 of a five-year option to purchase ten million shares of our common stock, at an exercise price of $0.026 per share.  Reference the footnotes to the financial which discloses the assumptions made in valuing these options and warrants.

(6)	Mr. Brookstein received a $12,000 car lease allowance and $2,007 for insurance, repairs and gas in 2008.
(7)	Mr. Brookstein deferred $120,000 of salary which was subsequently exchanged for Series C Preferred Stock.
(8)	Mr. Brookstein received a $12,000 car lease allowance and $6,594 for insurance, repairs and gas in 2009.
(9)
Represents the grant on January 4, 2008 of a five-year option to purchase 10 million shares of our common stock, at an exercise price of $0.026 per share.  Reference the footnotes to the financial which discloses the assumptions made in valuing these options and warrants.

(10)	Mr. Dunigan received $8,915 for an automobile lease and gas in 2008.
(11)	Mr. Dunigan received $8,813 for an automobile lease and gas in 2009.
(12)	Mr. Dunigan was promoted to CEO and President of Call Compliance Inc. effective February 2010

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

As described above, Messrs. Garfinkel and Brookstein’s respective employment agreements provide for an annual bonus from a bonus pool, with the amount of each bonus to be determined in the sole discretion of the Board.  The bonus pool shall be equal to a percentage of our pre-tax profits, if any, after the service of any debt on a calendar year basis, starting with 25% of the first $10 million in pretax earnings, and 10% of any pretax earnings in excess of $10 million.  For the fiscal years ended December 31, 2009 and 2008, no bonuses were awarded.  At present, Messrs. Garfinkel and Brookstein’s employment agreements are guaranteed by the Company, as the parent company of Call Compliance, Inc.

Deferred salary from 2007 was paid in equal amounts during the first six months of 2008.

Salaries were also deferred during 2009 for Mr. Brookstein ($150,000)  and Mr. Garfinkel (185,000).  The officers also deferred 100% of the salaries for the first 6 months of 2010.

Mr. Dunigan does not have an employment agreement with the Company.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth in the “General” subsection above, as of April 2, 2009:
•	with respect to each option award -
•	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;
•	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;
•	the exercise price of such option; and
•	the expiration date of such option; and
•	with respect to each stock award -
•	the number of shares of our common stock that have been earned but have not vested;
•	the market value of the shares of our common stock that have been earned but have not vested;
•	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and
•	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

Option Awards and Warrant Awards

	Number of	Number of	Equity Incentive
	Securities	Securities	Plan Awards:
	Underlying	Underlying	Number of
	Unexercised	Unexercised	Securities Underlying	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price	Date
Dean Garfinkel	40,219,514	0	0	$0.031	1/14/2013
Barry Brookstein	36,540,000	0	0	$0.030	1/14/2013
Stefan Dunigan	10,000,000	0	0	$0.026	1/14/2013

Stock Awards

				Equity Incentive
				Plan Awards:
			Number	Market or
	Number of	Market Value	of Unearned	Pay-Out Value of
	Shares That	of Shares That	Shares That	Unearned Shares
Name	Have Not Vested	Have Not Vested	Have Not Vested	Have Not Vested
Dean Garfinkel	0	$—	0	$—
Barry Brookstein	0	—	0	—
Stefan Dunigan	0	—	0	—

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

The following tables set forth information with respect to the beneficial ownership of shares of each class of our voting securities as of April 24, 2010, by:
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

Except as otherwise indicated in the notes to the following table,
•	we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and
•	the address for each beneficial owner listed in the table is c/o Compliance Systems Corporation, 50 Glen Street, Glen Cove NY 11542

Series A Senior Convertible Voting Non-Redeemable Preferred Stock

	Amount and Nature of		Percentage
Name and Address of Stockholder	Beneficial Ownership		of Class
Barry Brookstein (1)	200,000	(2)	8.7%

All executive officers and directors as a group (two persons)	200,000	(2)	8.7%

(1)	Mr. Brookstein is our Chief Financial Officer and a member of our board of directors.
(2)	Does not include 262,500 shares of Series A Preferred Stock pledged to Mr. Brookstein to secure loans made by Mr. Brookstein to the pledgors.

Series B Senior Subordinated Convertible Voting Redeemable Preferred Stock

	Amount and Nature of		Percentage
Name and Address of Stockholder	Beneficial Ownership		of Class
Barry Brookstein (1)	1,250,000	(2)	100.0%

All executive officers and directors as a group (two persons)	1,250,000	(2)	100.0%

(1)	Mr. Brookstein is our Chief Financial Officer and a member of our board of directors.
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

(3)	Mr. Garfinkel is our Chairman of the Board, Chief Executive Officer and President.

Common Stock
	Amount and Nature of		Percentage
Name and Address of Stockholder	Beneficial Ownership		of Class
Barry Brookstein (1)	286,795,131	(2)(10)	52.1%
Dean Garfinkel (3)	94,625,127	(4)(10)	26.1
Stefan Dunigan (5)	18,319,514	(6)	6.2
Summit Trading LLC (7)	38,666,667		14.0
Agile Opportunity Fund (8)	207,647,000	(9)	87.1

All executive officers and directors as a group (two persons)	381,420,258	(2)(4)	59.9%

(1)	Mr. Brookstein is our Chief Financial Officer and a member of our board of directors.
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
(9)
Includes 207,647,000 million shares issuable upon conversion of debentures aggregating to $1,765,000 in principal amount owned of record by the beneficial owner, which debentures are currently convertible into such shares.  Does not include shares issuable upon conversion of interest that is accrued or may accrue under the debentures.

(10)        Dean Garfinkel, our chairman of the board, president and chief executive officer, and Barry Brookstein, our chief financial officer, have entered into "Rule 10b5-1 plans" pursuant to which they each initiated binding, irrevocable sell orders, with respect to up to 1.5 million shares of our common stock owned by each of them, at a price at or above $0.05 per share.  The sale period began October 1, 2008 and terminated on September 30, 2009.  No sales were made under this plan..

Dean R. Garfinkel, our chairman of the board, president and chief executive officer, and Barry M. Brookstein, our chief financial officer, have entered into "Rule 10b5-1 plans," each dated as of September 9, 2009, pursuant to which they each initiated binding, irrevocable sell orders, with respect to up to 3.0 million shares of our common stock owned by each of them, at a price at or above $0.05 per share.  The sale period began September 1, 2009 and terminates on August 31, 2010.  No sales have been made to date as the market price of our common stock remains below the threshold sale price under their Rule 10b5-1 plans.  Under these 10b5-1 plans, Messrs. Garfinkel and Brookstein are prohibited from exercising any subsequent influence over how, when or whether to effectuate any sale of their shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On March 3, 2009, one the Company’s senior executive officers and principal stockholders loaned the Company $50,000, due on demand, with interest at 18%.  On June 24, 2009, this note was exchanged for a secured note with a stated maturity date of January 1, 2011.  The note bears interest at 18%.  As of December 31, 2009 accrued and unpaid interest totaled $2,250.

The Company has failed to pay dividends on the 1.25 million outstanding shares of its Series B Senior Subordinated Convertible Voting Preferred Stock (the “Series B Preferred Stock”) that were payable on the last day of each month during 2009.  Dividends on the Series B Preferred Stock may only be paid out of funds legally available for such purpose.  Under Nevada law, generally, a corporation’s distribution to stockholders may only be made if, after giving effect to such distribution, (i) the corporation would be able to pay its debts as they become due in the usual course of action and (ii) the corporation’s total assets equal or exceed the sum of the corporation’s liabilities plus the amount that would be needed, if the corporation was to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to those receiving the distribution.

All of the outstanding shares of Series B Preferred Stock are held by Barry M. Brookstein, the chief financial officer and principal stockholder, and Spirits Management, Inc. (“Spirits”), an entity controlled by Brookstein.  Although the Company has been and currently is unable to pay the Series B Preferred Stock dividends when due, the dividends have been and are continuing to be accrued until such time as the monthly dividends can lawfully be paid under Nevada law.  As of December 31, 2009, the amount of dividends not paid on the Series B Preferred Stock totaled $150,000, consisting of $60,000 due  Brookstein and $90,000 due Spirits.  To compensate the holders of the outstanding Series B Preferred Stock for the failure to pay dividends when due, the Company has agreed to grant five-year warrants (each, a “Dividend Accrual Warrant”) to purchase shares (each, a “Dividend Accrual Warrant Share”) of Company common stock to such holders at $0.05 per Dividend Accrual Warrant Share.  The holders are to be granted, as of the last day of each fiscal quarter, 40 Deferred Accrual Warrants for every $1 of dividend accrued during the prior three month period.  Accordingly, the Company granted 1.2 million Dividend Accrual Warrants to Brookstein and 1.8 million Dividend Accrual Warrants to Spirits as of June 30, 2009 and granted 600,000 Dividend Accrual Warrants to Brookstein and 900,000 Dividend Accrual Warrants to Spirits as of September 30, 2009 for dividends accrued during the third quarter 2009, 2009 and granted 600,000 Dividend Accrual Warrants to Brookstein and 900,000 Dividend Accrual Warrants to Spirits as of September 30, 2009 for dividends accrued during the fourth quarter 2009.
.
During the year ended December 31, 2008, the Company paid dividends of $150,000 on its outstanding Series B Preferred Stock.

Item 14.	Principal Accounting Fees and Services.

Holtz Rubinstein Reminick LLP (“Holtz Rubinstein”) has served as our independent certified public accountants since October 2007.

Principal Accountant Fees and Services

The following table sets forth the fees billed by our independent certified public accountants for the years ended December 31, 2009 and 2008 for the categories of services indicated.

	Fiscal Year Ended December 31,
Category	2009	2008
Audit fees (1)	$67,500	$67,500
Audit-related fees (2)	0	0
Tax fees (3)	0	0

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

Our board reviewed the audited financial statements of our company for the year ended December 31, 2009 and met with both other members of management and the independent auditors, separately and together, to discuss such financial statements.  Management and the auditors have represented to us that the financial statements were prepared in accordance with generally accepted accounting principles in the United States.  Our board also received written disclosures and a letter from our auditors regarding their independence from us, as required by [Independence Standards Board Standard No. 1,] and discussed with the auditors their independence with respect to all services that our auditors rendered to us.  Our board also discussed with the auditors any matters required to be discussed by Statement on Auditing Standards No. 61.  Based upon these reviews and discussions, our board authorized and directed that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2009.

PART IV

Item 15.	Exhibits, Financial Statements

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

10.14
Patent Security Agreement, dated as of 2003 [sic], between Compliance Systems Corporation and Call Compliance.Com, Inc.  [Incorporated by reference to Exhibit 10.21 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]

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

10.96
Agreement and Plan of Merger, dated as of February 9, 2010, with Execuserve Corp, CSC/Execuserve Acquisition Corp, W.Thomas Eley, James A. Robinson, Jr., and Robin Rennockl [Incorporated by reference to Exhibit 10.18 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 5, 2010].

10.97
Purchase of Software and Intellectual Property, dated April 7, 2010, from Thomas Joseph Koty in exchange for Restricted shares and warrants [Incorporated by reference to Exhibit 10.18 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.98
Cancellation of Lease, dated April 13, 2010,  [Incorporated by reference to Exhibit 10.18 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

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

We have audited the accompanying consolidated balance sheets of Compliance System Corporation and Subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered continued losses from operations since inception, and as of December 31, 2009, had stockholders’ and working capital deficiencies of $2,297,933 and $2,147,255, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
May 17, 2010

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS:
Current assets:
Cash	$26,195	$208,222
Accounts receivable, net	134,774	82,895
Prepaid expenses and other current assets	142,172	231,312
Total current assets	303,141	522,429

Property, equipment and capitalized software costs, net	71,048	98,225

Deferred loan costs, net	11,560	66,411
Patents, net	18,785	20,285
Security deposits	10,600	18,100

Total Assets	$415,134	$725,450

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Current liabilities:
Short-term and demand notes payable	$379,265	$310,925
Accounts payable and accrued expenses	842,924	414,255
Accrued officers’ compensation	335,000	—
Secured convertible debenture and accrued interest thereon	892,275	587,293
Current maturities of long-term debt	933	50,933
Total current liabilities	2,450,396	1,363,406

Long-term debt, less current maturities	209,000	—
Deferred service revenue and other deferred credits	53,670	57,006

Total liabilities	2,713,067	1,420,412

Commitments and contingencies

Stockholders’ deficiency:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,293,750 and 2,500,000 shares issued and outstanding, respectively	2,294	2,500
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Common stock, $.001 par value; 2,000,000,000 shares authorized, 194,611,662 and 169,286,662 shares issued and outstanding, respectively	194,612	169,287
Additional paid-in capital	5,738,510	5,843,999
Accumulated deficit	(8,236,428)	(6,713,827)
Total stockholders’ deficiency	(2,297,933)	(694,962)

Total liabilities and stockholders’ deficiency	$415,134	$725,450

See accompanying notes to consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
Revenues	$1,230,236	$1,857,242
Cost of revenues	579,914	930,169

Gross margin	650,322	927,073

Operating expenses:
Selling, general and administrative expenses	1,749,635	2,142,180
Interest expense	266,025	143,431
Amortization of loan costs and related financing expense	157,263	75,687

Total operating expenses	2,172,923	2,361,298

Operating loss	(1,522,601)	(1,434,225)

Gain on extinguishment of debt, net	—	8,525

Net loss	(1,522,601)	(1,425,700)

Preferred dividends	150,000	150,000

Loss attributable to common shareholders	$(1,672,601)	$(1,575,700)

Basic and diluted per share data:
Loss per share	$(.01)	$(.01)

Weighted average shares outstanding	176,066,525	137,575,649

See accompanying notes to consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY
Years Ended December 31, 2009 and 2008

	Preferred Stock							Total
	Series A	Series B	Series C	Shares	Amount	Additional Paid-In Capital	Accumulated Deficiency	Shareholders’ Equity (Deficiency)

Balances, January 1 ,2008	$2,500	$1,250	$1,886	128,149,238	$128,149	$5,588,900	$(5,288,127)	$434,558

Cashless exercise of warrants	—	—	—	2,756,757	2,757	(2,757)	—	—
Common stock issued for services	—	—	—	27,666,667	27,667	162,333	—	190,000
Common stock issued to secured convertible debenture purchaser	—	—	—	5,000,000	5,000	89,000	—	94,000
Conversion of 57,140 shares of Series C Preferred Stock to common stock	—	—	(57)	5,714,000	5,714	(5,657)	—	—
Stock based compensation value	—	—	—	—	—	162,000	—	162,000
Warrant issuance value	—	—	—	—	—	180	—	180
Preferred dividends	—	—	—	—	—	(150,000)	—	(150,000)
Net loss	—	—	—	—	—	—	(1,425,700)	(1,425,700)
Balances, December 31, 2008	2,500	1,250	1,829	169,286,662	169,287	5,843,999	(6,713,827)	(694,962)

Common stock issued for services	—	—	—	100,000	100	4,900	—	5,000
Common stock issued to secured convertible debenture purchaser	—	—	—	4,600,000	4,600	57,200	—	61,800
Warrant issuance value	—	—	—	—	—	2,830	—	2,830
Conversion of 206,250 shares of Series A Preferred Stock to common stock	(206)			20,625,000	20,625	(20,419)	—	—
Preferred Dividends	—	—	—	—	—	(150,000)	—	(150,000)
Net loss	—	—	—	—	—	—	(1,522,601)	(1,522,601)
Balances, December 31, 2009	$2,294	$1,250	$1,829	194,611,662	$194,612	$5,738,510	$(8,236,428)	$(2,297,933)

See accompanying notes to consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,522,601)	$(1,425,700)
Adjustments to reconcile net loss to net cash used by operating activities:
(Gain) on extinguishment of debt	—	(8,525)
Depreciation of property and equipment	36,113	108,694
Amortization of deferred charges and intangibles	228,764	169,943
Value of warrants expensed	1,430	—
Interest/penalty accrued and not paid or imputed on related party transactions	126,491	44,875
Stock based compensation	—	162,000
Changes in assets and liabilities:
Accounts receivable	(51,879)	10,504
Prepaid expenses and other current assets	50,114	35,182
Accounts payable and accrued expenses	308,419	81,093
Accrued officers’ compensation	335,000	(60,000)
Deferred credits	(3,336)	(911)
Total adjustments	1,031,116	542,855
Net cash used by operating activities	(491,485)	(882,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits and other	7,500	—
Payments for property, equipment and capitalized software	(8,936)	(56,284)
Net cash used by investing activities	(1,436)	(56,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred loan costs	(21,222)	(105,500)
Proceeds from issuance of secured convertible debentures	180,000	600,000
Net increases in short-term and demand loans	152,086	(32,263)
Proceeds from related party loans	50,000	—
Preferred stock dividends	—	(150,000)
Repayments of long-term debt	(50,000)	(85,968)
Net cash provided by financing activities	310,864	226,269

NET DECREASE IN CASH	(182,027)	(712,860)
CASH – beginning of year	208,222	921,082
CASH – end of year	$26,165	$208,222

SUPPLEMENTAL INFORMATION:
Interest paid	$139,533	$124,442

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$5,000	$190,000
Value of common stock issued to secured convertible debenture purchaser	$61,800	$94,000
Conversion of Series A Preferred Stock to common stock	$206,250	$57,140
Insurance premiums financed	$31,004	$32,279
Preferred Dividends declared and approved, but not paid	$150,000	$—
Issuance of promissory note to vendor	$24,750	$—
Value of warrants issued to debt holders	$1,400	$—
Cashless exercise of stock warrants	$—	$2,757
Value of warrants issued to investment banker	$—	$180

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered continued losses from operations since its inception. At December 31, 2009, the Company had stockholders’ and working capital deficiencies of $2,297,933 and $2,147,255, respectively. The Company’s stockholders’ and working capital deficiencies at December 31, 2008 were $694,962 and $840,977, respectively. Between May and September 2008, the Company sold secured convertible debentures in the aggregate principal amount of $600,000 and 5,000,000 shares of the common stock, par value $0.001 per share (the “Common Stock”), of the Company for total gross proceeds of $600,000. Additional secured convertible debentures were sold between September and November 2009 in the aggregate principal amount of $180,000 and 4,600,000 shares of the Common Stock of the Company for total gross proceeds of $180,000. The Company’s debt holder also extended the maturity date based on new notes issued in February 2010 for the secured convertible debentures sold during 2008. The 2008 debentures were originally scheduled to mature on November 6, 2009.

The prolonged trend of net losses incurred over the last seven fiscal years raise substantial doubt about the Company’s ability to continue as a going concern. Such continuation is dependent upon the Company’s ability to obtain additional financing, increase revenues, control costs and operate profitably. To this end, the Company has retained an investment banking firm to explore acquisition opportunities that may diversify the Company’s existing range of services, as well as to assist the Company in obtaining additional financing as required. There is no assurance that the Company will be successful in attaining these objectives or that attaining such objectives will result in operating profits, positive cash flows or an overall improvement in the Company’s financial position in future periods. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Accounts receivable historically have not required any significant write-offs for credit losses. Based on management’s evaluation of collectibility, an allowance for doubtful accounts of approximately $8,710 and $8,950 at December 31, 2009 and 2008, respectively, has been provided applicable to certain peripheral service and commission receivables. For the Company’s TeleBlock services, the Company’s end-users remit their payments to telephone carriers as part of their monthly payments. The telephone carriers are billed for the applicable portion of these payments pursuant to contractual arrangements with a very large connectivity and database provider, such database including among other things the Do-Not-Call lists. Monthly remittances are made to the Company by this connectivity and database provider. Based on the financial strength of this provider, the Company does not provide an allowance for doubtful accounts for these receivables.

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

F.	Amortization of Deferred Loan and Related Costs

Loan costs of $62,680 were incurred in connection with the sale and issuance in May 2008 of a convertible debenture (the “Initial Agile Debenture”) in the principal amount of $300,000 to Agile Opportunity Fund, LLC (“Agile”). These deferred loan costs are being amortized to loan cost amortization over the eighteen month term of the Initial Agile Debenture. Additional loan costs of $43,000 were incurred in connection with the sale and issuance in September 2008 of a second convertible debenture (the “Additional Agile Debenture”) in the principal amount of $300,000 to Agile. These additional deferred loan costs are being amortized over fourteen months, the term of the Additional Agile Debenture. As the Agile Initial Debenture and/or Agile Additional Debenture (Collectively, the “Agile Debentures”) are converted into Common Stock, if ever, the proportionate amounts of unamortized loan costs related to the amounts of the Agile Debentures so converted will be expensed. Loan cost amortization charged to expense with respect to the Agile Debentures was $39,269 and $66,411 for the twelve months ended December 31, 2008 and 2009, respectively. These costs were fully amortized as of December 31, 2009.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Additional loan costs were incurred in connection with the sale and issuance in September and November 2009 convertible debentures (2009 Debentures) in the principal amount of $180,000 to Agile Opportunity Fund, LLC (“Agile”). The Company incurred loan costs of $15,722 on the May 2009 debenture in the amount of $100,000 that matured on March 21, 2010. Additional loan costs of $5,500 were incurred on the November 2009 debenture that matures on May 22, 2010. These deferred loan costs totaling $21,220 are being amortized over the respective terms of the debentures. Loan cost amortization charged to expense with respect to the 2009 Debentures was $9,662 for the twelve months ended December 31, 2009. The balance of $11,560 will be charged to expense in 2010.

G.	Patents

The Company owns the TeleBlock Do-Not-Call blocking patent, which is recorded at cost and is being amortized over its expected 15-year life on a straight-line basis. The Company also has an approved registration for its patent in Europe, which is being amortized over 17.75 years through September 2024. The weighted average expected life of the patents at December 31, 2009 is approximately 13.5 years.

H.	Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate such review include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets used in operations, impairment losses only are recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted cash flows. Impairment losses are measured as the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale under applicable criteria. No assets were held for sale at December 31, 2009 and 2008. There are no impairment charges in the accompanying financial statements.

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

The Company accounts for share based payment arrangements in accordance with guidance provided by the Financial Accounting Standards Board Accounting Standards Codification (“ASC”). This guidance addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as well as share grants and other awards issued to employees and non-employees under free-standing arrangements. These awards are recorded at costs that are measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

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
(Continued)

L.	Cost of Revenues

The Company’s cost of revenues is comprised of fees paid to distributors of its patented technology and its database administrators as well as depreciation of the capitalized costs of software used to maintain the databases.

M.	Advertising

All advertising costs are expensed as incurred. Such costs were $216,991 and $243,692 for the years ended December 31, 2009 and 2008, respectively.

N.	Income Taxes

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2009 and 2008. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its current position.

Net operating losses (“NOLs”) may be utilized under certain conditions as a deduction against future income to offset against future taxes. Internal Revenue Code (“IRC”) Section 382 and the regulations promulgated under IRC Section 382 limit the utilization of NOLs due to ownership changes. If it is determined that a change in control has taken place, utilization of the Company’s NOLs will be subject to severe limitations in future periods, which would have an effect of eliminating the future tax benefits of the NOLs. Income tax benefits resulting from net losses incurred for the twelve months ended December 31, 2009 and 2008 were not recognized as the Company’s annual effective tax rate for both periods was estimated to be 0%.

The Company sustained taxable losses of approximately $1,224,000 and $1,394,000 for the years ended December 31, 2009 and 2008, respectively.

O.	Loss Per Share

Basic and diluted loss per common share is computed on a historical basis by dividing net loss by the weighted average number of common shares actually outstanding. Due to losses, 46,139,514 shares of Common Stock issuable upon exercise of outstanding warrants and 45 million shares of Common Stock issuable upon exercise of outstanding options, as well as an aggregate of 537,231,900 shares of Common Stock issuable upon the conversion of outstanding Preferred Stock, are anti-dilutive, and accordingly, are not included in the calculation of diluted loss per share.

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

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Q.	Recent Accounting Pronouncements

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

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	Property, Equipment and Capitalized Software Cost

Major categories of property, equipment and capitalized software cost at December 31, 2009 and 2008 consist of the following:

	Estimated	December 31,
	Useful Life	2009	2008
Furniture and fixtures	5 years	$379,593	$370,057
Leasehold improvements	39-55 months	14,048	14,048
Capitalized software cost	2-5 years	505,099	505,699
Total, at cost		898,740	889,804
Less: Accumulated depreciation and amortization		827,692	791,579
Property, equipment and capitalized software cost, net		$71,048	$98,225

Depreciation and amortization expense of property, equipment and capitalized software was $36,113 and $108,694 for the years ended December 31, 2009 and 2008, respectively.

4.	Patents

Patents at December 31, 2009 and 2008 consist of the following:

	Remaining	December 31,
	Useful Life	2009	2008
European patent	14.8 years	$19,963	$19,963
United States patent	7.0 years	6,500	6,500
Total, at cost		26,463	26,463
Less: Accumulated amortization		7,678	6,178
Patents, net		$18,785	$20,285

The European patent was approved in February 2006.  Amortization expense was $1,500 and $1,500 for the years ended December 31, 2009 and 2008, respectively.  Estimated annual amortization for both patents is approximately $1,500 per year through 2016, $1,070 per year thereafter through 2023 and $792 in 2024.

5.	Short-Term and Demand Notes Payable

A.	Secured Demand Note

In September 2006, the Company’s principal subsidiary executed a secured $150,000 promissory note and related security agreement with a third-party entity.  Interest at 12% per annum is payable monthly in arrears and the note principal is due on demand.  The note was collateralized by the accounts receivable of the subsidiary’s principal customers and is unconditionally guaranteed by the Company.

As of March 31, 2009, the Company entered into a Loan Modification Agreement with Nascap Corp (“Nascap”).  The original Nascap note was amended and restated as a revolving line of credit promissory note (“Nascap Restated Note”) in the principal amount not to exceed $750,000.  The Nascap Restated Note contains the same terms and conditions as the original note, except for the revolving line of credit nature of the debt.  As consideration for entering into the Loan Modification Agreement, the Company agreed to issue Nascap twenty Class A and twenty Class B warrants for each $1.00 of principal outstanding under the Nascap Restated Note on April 30, 2009.  Each Class A and Class B warrant entitles the holder to purchase one share of the Company’s common stock at $0.05 per share.  The Class B warrants require the holder to pay the exercise price in the form of cancellation of amounts outstanding under the Nascap Restated Note prior the payment of the exercise price in the form of cash.  Accrued and unpaid interest on the Nascap note totaled $10,500 at December 31, 2009.   At December 31, 2009 and 2008, respectively, $350,000 and $150,000 was outstanding on this note.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

B.	Unsecured Demand Note Payable

The Company had outstanding unsecured demand loans due a stockholder in the aggregate principal amount of $150,000 at December 31, 2008. This demand loan bore interest at the rate of 18% per annum, payable monthly in arrears.

As of June 24, 2009, the Company entered into a Promissory Note Exchange whereby Ponzio delivered and assigned to the Company the promissory note of CCI, dated April 27, 2006, in the principal amount of $150,000 and payable to Ponzio in exchange for the Company’s issuing and delivering to Ponzio the Company’s 18% Senior Subordinated Secured Promissory Note, dated June 24, 2009, in the principal amount of $150,000 and payable to Ponzio (the “Ponzio New Note”).

The Ponzio New Note has a stated maturity of January 1, 2011 and bears interest at the rate of 18% per annum (20%, in the case of a default under the Ponzio New Note), with interest payable monthly in arrears.  Accordingly, the balance outstanding as of December 31, 2009 is included in long term debt.

C.	Short-Term Insurance Premium Financing

At December 31, 2009 and 2008, the Company had an outstanding balance of $10,515 and $10,925, respectively, on loans utilized to fund certain financed insurance premiums.  Both loans are payable over 9 month terms and are being paid according to their respective terms.

D.   Pretect Note

The Pretect obligation arose from consulting services provided by Pretect in connection with the Company’s review of its internal control over financial reporting and disclosure controls and procedures.  The Pretect Note provides for no interest (except in the event of default) and repayment of the principal amount in twelve equal monthly installments, commencing on April 1, 2009.  The Balance outstanding as of December 31, 2009 is $8,250.

6.   Agile Debentures

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

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

B.     Agile September 2009 Debenture –

On September 21, 2009, the Company sold and issued to Agile a Secured Convertible Debenture (the “Agile September 2009 Debenture”) in the original principal amount of $100,000 pursuant to the Omnibus Amendment and Securities Purchase Agreement, dated as of September 18, 2009 (the “Agile September 2009 Securities Purchase Agreement”), between the Company and Agile. The Agile September 2009 Debenture was rolled into a new note effective February 2010.

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

C.     Agile November 2009 Debenture –

On November 23, 2009, the Company sold and issued to a Secured Convertible Debenture (the “Agile November 2009 Debenture”) in the original principal amount of $80,000 pursuant to the Second Omnibus Amendment and Securities Purchase Agreement, dated as of November 23, 2009 (the “Agile November 2009 Securities Purchase Agreement”), between the Company and Agile. The Agile November 2009 Debenture was converted to a new note effective February 2010..

The Agile November 2009 Debenture is to bear interest at the rate of 15% per annum, payable monthly, although the Agile November 2009 Debenture further provides that, in addition to interest, Agile is entitled to an additional payment, at maturity or whenever principal is paid, such that Agile’s annualized return on the amount of principal payment so paid equals 30%. The principal and all accrued and unpaid interest under the Agile November 2009 Debenture is, at the option of Agile, convertible into shares (each, an “Agile November 2009 Debenture Share”) of Common Stock at a conversion price of $0.05 per share (subject to anti-dilution adjustment).

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company’s obligations under the Agile November 2009 Debenture are secured by all of the assets of the Corporation and are subject to limited non-recourse guarantees of Dean R. Garfinkel, the Company’s chief executive officer, Barry M. Brookstein, the Company’s chief financial officer, and an entity in which Mr. Brookstein is the sole owner.  Such guarantees have been secured by a pledge of the preferred stock owned by the guarantors.

The total gross consideration received from Agile in connection with the sale and issuance of the Agile November 2009 Debenture, the extension of the maturity date of the 2008 Debentures and the issuance of the 2.6 million Agile November 2009 Equity Incentive Shares was $80,000.

7.	Long-Term Debt

Long-term debt at December 31, 2009 and 2008 consists of the following:

	December 31,
	2008	2008
Notes payable and accrued interest to officer/stockholder (A)	$53,183	$933
Other unsecured debt, due March 31, 2009	—	50,000
Other secured debt and accrued interest (B)	156,750	—
Total long-term debt	209,933	50,933
Current maturities of long-term debt	933	50,933
Long-term debt less current maturities	$209,000	$—

 (A)  Brookstein Promissory Note Exchange Agreement -

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

The Brookstein New Note has a stated maturity of January 1, 2011 and bears interest at the rate of 18% per annum (20%, in the case of a default under the Brookstein New Note), with interest payable monthly in arrears.  As of December 31, 2009, accrued and unpaid interest totaled $2,250.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(B)   Ponzio Promissory Note Exchange Agreement -

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

The Ponzio New Note has a stated maturity of January 1, 2011 and bears interest at the rate of 18% per annum (20%, in the case of a default under the Ponzio New Note), with interest payable monthly in arrears.  Accrued and unpaid interest as of December 31, 2009 totaled $6,750.

8.	Income Taxes

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for the 2006 through 2009 tax years, which years include the 2006 tax year of its predecessor company, GSA Publications, Inc., and the Company’s C Corporation tax years of 2006 through 2009.  The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2009 and 2008.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

In connection with the CSC/GSA Merger in February 2006, the Company’s and its subsidiaries’ “S” corporation elections were terminated.  For the 2009, 2008, 2007 and 2006 fiscal years, the Company sustained tax losses of $1,224,000, $1,394,000, $1,322,000 and $839,000, respectively.  Accordingly, there were no provisions for current or deferred federal or state income taxes for these years.  The income tax benefit for these years differs from the amount of income tax determined by applying the statutory federal income tax rate to continuing operations before income taxes as a result of the following:

Federal income tax benefit at statutory rate	34%
Loss not producing tax benefits	(34)
Income tax benefit	—%

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company has provided a valuation allowance against the total of the net deferred tax assets due to the uncertainty of future realization.  The increase in this valuation allowance for the year ended December 31, 2009 was $516,955 and the increase in this allowance for the year ended December 31, 2008 was $251,720.  The components of deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Current Deferred Tax Liabilities:
Prepaid expenses	$(7,394)	$(3,938)
Total current deferred tax liabilities	(7,394)	(3,938)

Non-Current Deferred Tax Assets (Liabilities):
Property, equipment and capitalized software	8,538	51
Unamortized revenue rights	(140,344)	(163,467)
Deferred income and deferred credits	21,468	22,322
Net operating loss carry-forward	1,911,839	1,422,183
Total non-current deferred tax assets	1,801,501	1,281,089

Total deferred tax assets	1,794,106	1,277,151
Less: Valuation allowance	1,794,106	1,277,151
Net deferred tax asset	$0	$0

9.	Commitments and Contingencies

A.	Minimum Operating Lease Commitments

The Company leased office space in Glen Cove, New York.  The lease requires minimum annual rentals plus operating expenses through July 31, 2011.  The Company, through December 15, 2008, sublet a portion of such facilities on a month to month basis.  Rent expense, including deferred rent expense, net of sublease income, for the year ended December 31, 2009 and 2008 was:

	Gross Rent Expense	Sublease Income	Net Rent Expense
Year ended December 31, 2009	$64,267	—	$64,267
Year ended December 31, 2008	$95,560	$(36,333)	$59,227

The Company was able to terminate its lease effective December 31, 2009 (Reference Note 13).

B.	Employment Agreements and Contribution of Accrued Salary

The Company has employment agreements with its two executive officers through November 30, 2011. During 2007, the officers waived one-half of their salary for a one-year period ending July 1, 2008.  These officers deferred salaries totaling $335,000 during 2009.  Minimum annual aggregate amounts due under these employment agreements are as follows:  2010: $480,000 and 2011: $440,000.

C.  Retention of Marketing Communications Agency

On September 1, 2008, the Company retained the services of Greenstone Fontana Corp., a marketing communications agency, to execute a marketing communications program in accordance with the Company’s existing business plan and develop an advertising campaign including website development and enhancements, as well as the preparation of all relevant advertising materials inclusive of catalogs, data sheet and folders. The one-year agreement requires monthly cash payments of $10,000 and the issuance of three-year warrants to purchase up to 1.2 million shares of Common Stock, issuable in twelve equal monthly installments through September 2009. The warrants are exercisable at a purchase price of $0.05 per share. This agreement was terminated effective July 1, 2009. Accordingly, warrants were issued only during the first six months of 2009. The warrants were valued using a Black-Scholes option pricing model.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

D.  Retention of Investor and Public Relations Consultant

Pursuant to a Consulting Agreement, executed as of December 1, 2008, the Company retained the services of Summit Trading Limited, an investor and public relations consultant, to provide one or more plans, for coordination in executing the agreed-upon plan, and for using various business services as agreed by both the Company and Summit.  The plans and services may include the following: consulting with the Company’s management concerning marketing surveys, availability to expand investor base, investor support, strategic business planning, broker relations, conducting due diligence meetings, attendance at conventions and trade shows, assistance in the preparation and dissemination of press releases and stockholder communications, review and assistance in updating a business plan, review and advise on the capital structure for the Company, assistance in the development of an acquisition profile and structure, recommending financing alternatives and sources and consulting on corporate finance and/or investment banking issues.   This agreement is limited to the United States and has a term of two years.  The Company has the right, but not the obligation, to renew this agreement.  The agreement required the issuance of 26,666,667 shares of Common Stock that were valued at $140,000.  This value was amortized to expense over a two-year period beginning December 1, 2008.

10.	Concentrations

For the years ended December 31, 2009 and 2008, sales through the Company’s principal distributor comprised approximately 82% and 88%, respectively, of the Company’s revenues.  At December 31, 2009 and 2008, amounts due from the principal distributor comprised 79% and 84%, respectively, of the Company’s trade receivables.

11.	Related Party Transactions

A.	Related Party Loan

On March 3, 2009, one the Company’s senior executive officers and principal stockholders loaned the Company $50,000, due on demand, with interest at 18%.  On June 24, 2009, this note was exchanged for a secured note with a stated maturity date of January 1, 2011.  The note bears interest at 18%.  As of December 31, 2009 accrued and unpaid interest totaled $2,250.

B.	Preferred Stock Dividends

The Company has failed to pay dividends on the 1.25 million outstanding shares of its Series B Senior Subordinated Convertible Voting Preferred Stock (the “Series B Preferred Stock”) that were payable on the last day of each month during 2009.  Dividends on the Series B Preferred Stock may only be paid out of funds legally available for such purpose.  Under Nevada law, generally, a corporation’s distribution to stockholders may only be made if, after giving effect to such distribution, (i) the corporation would be able to pay its debts as they become due in the usual course of action and (ii) the corporation’s total assets equal or exceed the sum of the corporation’s liabilities plus the amount that would be needed, if the corporation was to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to those receiving the distribution.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

All of the outstanding shares of Series B Preferred Stock are held by Barry M. Brookstein, the chief financial officer and principal stockholder, and Spirits Management, Inc. (“Spirits”), an entity controlled by Brookstein. Although the Company has been and currently is unable to pay the Series B Preferred Stock dividends when due, the dividends have been and are continuing to be accrued until such time as the monthly dividends can lawfully be paid under Nevada law. As of December 31, 2009, the amount of dividends not paid on the Series B Preferred Stock totaled $150,000, consisting of $60,000 due Brookstein and $90,000 due Spirits. To compensate the holders of the outstanding Series B Preferred Stock for the failure to pay dividends when due, the Company has agreed to grant five-year warrants (each, a “Dividend Accrual Warrant”) to purchase shares (each, a “Dividend Accrual Warrant Share”) of Company common stock to such holders at $0.05 per Dividend Accrual Warrant Share. The holders are to be granted, as of the last day of each fiscal quarter, 40 Deferred Accrual Warrants for every $1 of dividend accrued during the prior three month period. Accordingly, the Company granted 1.2 million Dividend Accrual Warrants to Brookstein and 1.8 million Dividend Accrual Warrants to Spirits as of June 30, 2009 and granted 600,000 Dividend Accrual Warrants to Brookstein and 900,000 Dividend Accrual Warrants to Spirits as of September 30, 2009 for dividends accrued during the third quarter 2009
.
During the year ended December 31, 2008, the Company paid dividends of $150,000 on its outstanding Series B Preferred Stock.

12.	Common Stock Transactions

A.	Treasury Stock and Warrants

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

B.	Issuance and Exercise Debt Extension Warrants

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

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

D.	Shares/Warrants Issued in Connection with the Sale and Issuance of the Initial Agile Debenture

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

E.	Shares/Warrants Issued in Connection with the Sale and Issuance of the Additional Agile Debenture

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

F.   Shares/Warrants Issued in Connection with the Sale and Issuance of the Agile September 2009 Debenture

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

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

G.    Shares/Warrants Issued in Connection with the Sale and Issuance of the Agile November 2009 Debenture

In connection with the sale and issuance of the Agile November 2009 Debenture, (i) Agile extended the maturity date to February 22, 2010 (and were further extended upon the execution of the Execuserve Corp. Acquisition (Reference Note 13) of the Agile Original 2008 Debentures and (ii) the Corporation issued to Agile 2.6 million shares (each, an “Agile November 2009 Equity Incentive Share”) of the Common Stock of the Company.  The Agile November 2009 Equity Incentive Shares were collectively valued at $33,800 and such cost is being amortized over the six month term  of the Agile November 2009 Debentures.

In connection with the sale and issuance of the Agile November 2009 Debenture and the 2.6 million Agile November 2009 Equity Incentive Shares, the Company issued to its investment banker, Cresta Capital Strategies, LLC, five-year warrants (each, a “Cresta November 2009 Warrant”) to purchase 320,000 shares (each, a “Cresta November 2009 Warrant Share”) of Common Stock at a purchase price of $0.05 per share. The warrants were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: expected volatility: 21.82%; risk free interest rate: 2.43%; term: 5 years. The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company. The Company did not use the volatility rate for the common stock as the common stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

H.	Conversion of Preferred Stock to Common Stock

During 2009, 206,250 shares of the 2,500,000 share of Series A Preferred Stock issued and outstanding were converted into 20,625,000 shares of Common Stock.  There are remaining 2,293,750 shares of series A Preferred Stock issued and outstanding as of December 31, 2009.

During 2008, 57,140 shares of Series C Preferred Stock were converted into 5,714,000 shares of Common Stock.  There were remaining 1,828,569 shares of Series C Preferred Stock issued and outstanding as of December 31, 2009 and 2008.

I.	Issuance of Common Shares/Warrants for Prior and Current Services

(1)	Issuance of Shares to Investment Banker

On March 17, 2008, the Company issued 1,000,000 shares of common Stock to Cresta as partial payment for agreeing to provide investment banking services.  The aggregate share value was $50,000, based on the $0.05 market price of the Common Stock per share on March 14, 2008, the business day prior to entering into the agreement.

(2)	Issuance of Warrants to Marketing Communications Agency

 During the last quarter of 2008 and through the first six months of 2009, the Company issued Greenstone Fontana Corp. three year warrants to purchase an aggregate of 900,000 shares of Common Stock at a purchase price of $0.05 per share.  The warrants were issued in 100,000 warrant installments effective the first calendar day of each of month from October 2008 through June 2009.  These warrants were deemed to have minimal value using a Black-Scholes option pricing model with the following additional input ranges: expected volatility: 17.73% - 24.15%; risk free interest rate: 1.12% - 2.28%; term: 3 years. The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for Company common stock as the common stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued

(3)	Issuance of Shares to Investor and Public Relations Consultant

On December 1, 2008, the Company agreed to issue 26,666,667 shares of Common Stock to Summit Trading Limited as payment for investor and public relations services.  The aggregate value of such 26,666,667 shares was $140,000, based on the average of the closing bid and ask prices on December 1, 2008 of $0.00525 per share.

(4)   Issuance of Shares to Pretect, Inc.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

J.  Issuance of Warrants to Nascap –

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

K.  Issuance of Warrants in Connection with the Promissory Note Exchange Agreements dated June 24, 2009 –

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

L.  Issuance of Deferred Salary Warrants –

The Company’s chief executive officer, Dean R. Garfinkel, chief financial officer, Barry M. Brookstein, and controller, Cecilia Carfora, have been deferring all or a portion of their salaries since January 1, 2009.  The amount of deferred salaries totaled $350,000 as of December 31, 2009, consisting of $185,000 due Garfinkel, $150,000 due Brookstein and $15,000 due Ms. Carfora.  The Company has agreed to grant these officers Deferred Salary Warrants, as of the last day of each fiscal quarter, at the rate of 40 Deferred Salary Warrants for every $1 of salary deferred during such quarter, except for the quarter ended June 30, 2009, where the number of Deferred Salary Warrants will be based on the amount of salary accrued through June 30, 2009.  Accordingly, as of June 30, 2009, Garfinkel was granted 3.4 million Deferred Salary Warrants, Brookstein was granted 2.8 million Deferred Salary Warrants and Ms. Carfora was granted 600,000 Deferred Salary Warrant,, for the three months ending September 30, 2009, Garfinkel was granted 1.8 million Deferred Salary Warrants and Brookstein was granted as of 1.2 million Deferred Salary Warrants for salary deferred during the third quarter 2009, and  for the three months ending December 31, 2009, Garfinkel was granted 2.2 million Deferred Salary Warrants and Brookstein was granted as of 2.0 million Deferred Salary Warrants for salary deferred during the fourth quarter 2009.

The 6.8 million Deferred Salary Warrants granted as of June 30, 2009, the 3.0 million Deferred Salary Warrants granted as of September 30, 2009 and the 4.2 million Deferred Salary Warrants granted as of December 31, 2009 were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: expected volatility: 21.51 -24.29%; risk free interest rate: 2.28 - 2.66%; term: 5 years.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for Company common stock as the common stock has not been trading for the sufficient length of time to accurately compute its volatility.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

M.  Issuance of Dividend Accrual Warrants –

The 3 million Dividend Accrual Warrants granted as of June 30, 2009, the 1.5 million Dividend Accrual Warrants granted as of September 30, 2009 and December 31, 2009 the were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: expected volatility: 21.51 – 24.29%; risk free interest rate: 2.28 - 2.66%; term: 5 years. The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company. The Company did not use the volatility rate for common stock as the common stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

13.	Subsequent Events

On February 5, 2010, the Company entered into an Agreement and Plan of Merger, dated as of February 5, 2010 (the “Merger Agreement”), with Execuserve Corp., a Virginia corporation (“Execuserve”), CSC/Execuserve Acquisition Corp., a Virginia corporation and wholly-owned subsidiary of the Company (“Merger Sub”), W. Thomas Eley (“Eley”), James A. Robinson, Jr. (“Robinson”) and Robin Rennockl (“Rennockl”).  The Merger Agreement contemplated, among other matters, the consummation of the following transactions:

(a)	merger (the “Merger”) of Merger Sub with and into Execuserve, with Execuserve being the surviving corporation and wholly-owned by the Company;
(b)
issuance of an aggregate of 19,915,285 shares (each, a “Merger Share”) of Common Stock of the Company in exchange for all of the issued and outstanding common and preferred stock of Execuserve (collectively, (the “Execuserve Shares”);

(c)
issuance of an additional 28,114,495 shares (each, a “Exchanged Debt Share”) of Company Common Stock in exchange for certain outstanding debt of Execuserve in the aggregate principal amount of $647,000 (the “Execuserve Exchanged Debt”);

(d)
issuance of an aggregate 7,970,220 shares (each, a “Retention Share”) of Company Common Stock to certain employees of Execuserve, including Robinson, who is to receive 3,170,220 Retention Shares, and Rennockl, who is to receive 4,000,000 Retention Shares;

(e)
satisfaction of certain other debt (the “Satisfied Debt”) of Execuserve, including approximately $28,000 owed to Eley relating to charges made on Eley’s personal credit card for Execuserve’s benefit and on a corporate charge card account which Eley had personally guaranteed the payment of all charges on such account;

(f)	Execuserve retaining Eley as a consultant pursuant to a written consulting agreement;
(g)	Execuserve retaining Robinson as its chief executive officer and president pursuant to a written Employment Agreement;
(h)	Execuserve retaining Rennockl as its Vice President of Sales pursuant to a written Employment Agreement;
(i)	Eley being elected to the Company’s Board of Directors;
(j)
all of the Merger Shares, Exchanged Debt Shares and Retention Shares being subject to lock-up arrangements pursuant to which each of the recipients of such shares would be entitled to sell or otherwise dispose of up to 25% of the shares such recipient received beginning six months following the effective date of the Merger, up to 50% of the shares such recipient received beginning twelve months following the effective date of the Merger, up to 75% of the shares such recipient received beginning eighteen months following the effective date of the Merger and all of the shares such recipient received beginning 24 months following the effective date of the Merger.

The Merger became effective on February 9, 2010.  As a result of the Merger’s effectiveness, among other matters, (i) the Company became obligated to issue all of the Merger Shares, Exchanged Debt Shares and Retention Shares, (ii) the Company tendered payment in full against the Satisfied Debt, (iii) Execuserve retained Eley as a consultant, Robinson as its Chief Executive Officer and President and Rennockl as its Vice President of Sales, and (iv) Eley became a member of the Company’s Board of Directors.

As Execuserve becomes integrated into the Company, we believe our strategic opportunities will be expanded, allowing us to pursue a growth strategy.  Starting from a fairly small core base of loyal users, we need to further expand our client base, target specific industries which can realize a high return on investment in better hiring through effective job candidate evaluation, increase our product availability through various sales channels and broaden our base of product offerings.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In connection with the consummation of the Merger and in order to fund the future operations of the Company and Execuserve, to fund the payment of outstanding accounts payable of the Company and Execuserve, including the Satisfied Debt, and to restructure the debt currently owed to Agile by the Company and Execuserve, the Company agreed to borrow additional funds from Agile and restructure the outstanding indebtedness owed to Agile by the Company and Execuserve pursuant to an Amended and Restated Securities Purchase Agreement, dated as of February 5, 2010 (the “Agile A&R Agreement”), among the Company, Execuserve, Spirits Management Inc. (“Spirits”), Barry Brookstein (“Brookstein”), Dean Garfinkel (“Garfinkel”) and Agile.  Garfinkel is the President, Chief Executive Officer and a director of the Company, Brookstein is the Chief Financial Officer and a director of the Company and Spirits is a New York corporation in which Brookstein is an executive officer and the sole shareholder.

The following represents the unaudited condensed pro forma financial results of the Company as if the acquisition of Execuserve had occurred as of the beginning of the annual period presented.  Unaudited condensed pro forma results are based upon accounting estimates and judgments that the Company believes are reasonable.  The unaudited condensed pro forma results also include adjustments to interest expense as all existing convertible notes and bridge loans of Execuserve were repaid or converted to common stock upon execution of the acquisition.  The condensed pro forma results are not necessarily indicative of the actual results of operations of the Company had the acquisition occurred at the beginning of the years presented, nor does it purport to represent the results of operations for future periods.

For the years ended December 31,	2009	2008
Total revenues	$1,303,027	$2,069,240
Net loss	$(1,691,035)	$(1,745,876)
Earnings per share	$(.01)	$(.01)

The Agile A&R Agreement is an amendment and restatement of the previous agreements between the Company, Spirits, Brookstein, Garfinkel and Agile.  These previous agreements were dated as of May 6, 2008, January 31, 2009, September 21, 2009 and November 23, 2009.  Under such previous agreements, the Company sold and issued to Agile secured convertible debentures (the “Existing Company Debentures”) in the aggregate principal amount of $780,000 and 9.6 million shares (the “Existing Company Shares”) of Company Common Stock for gross proceeds of $780,000.  The Company had granted Agile a security interest in substantially all of the Company’s assets (subject to then existing security interests granted others) to secured the Company’s obligations under the Existing Company Debentures and Spirits, Brookstein and Garfinkel had pledged their shares of preferred stock of the Company as further security for the payment of amounts due under the Existing Company Debentures.

In addition, between November 16, 2007 and June 8, 2008, Execuserve had sold and issued to Agile secured convertible promissory notes (the “Existing Execuserve Notes”) in the aggregate principal amount of $460,000 and warrants (the “Existing Execuserve Warrants”) to purchase shares of the common stock of Execuserve or Execuserve’s successor by merger.  Execuserve had granted Agile a security interest in substantially all of Execuserve’s assets (subject to then existing security interests granted others) to secured Execuserve’s obligations under the Existing Execuserve Notes.

As of the date of the Agile A&R Agreement, accrued and unpaid interest under the Existing Company Debentures totaled $21,925 and accrued and unpaid interest under the Existing Execuserve Notes totaled $117,319.

The Agile A&R Agreement contemplated, among other matters, the following transactions:

(a)	Agile providing the Company with $525,000 in new funds (the “New Agile Funds”);
(b)
amending and restating the obligations of the Company and Execuserve contained in the Existing Company Debentures and Existing Execuserve Notes, and the new obligations arising in connection with the loan of the New Agile Funds, into one Amended and Restated Secured Convertible Debenture of the Company in the principal amount of $1,765,000 (the “Agile A&R Debenture”) with a maturity date of February 1, 2011 and delivering to Agile the Agile A&R Debenture, with the obligations under the Agile A&R Debenture being guaranteed by Call Compliance Inc., another wholly-owned subsidiary of the Company, and Execuserve;

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(c)
subordination of the security interests in the assets of the Company held by Brookstein, Henry A. Ponzio (“Ponzio”) and Nascap Corp. (“Nascap”), to the security interest in the assets of the Company held by Agile;

(d)
repayment (through the use of a portion of the New Agile Funds) to Agile of $10,000 of accrued and unpaid interest under the Existing Company Debentures and $50,000 of accrued and unpaid interest under the Existing Execuserve Notes, with the remaining portions of the accrued and unpaid interest under both the Existing Company Debentures and Existing Execuserve Notes, totaling $79,244, being acknowledged as a remaining obligation of the Company due and payable on the maturity date of the Agile A&R Debenture;

(e)	termination of the Existing Execuserve Warrants; and
(f)	issuance to Agile of 2.4 million shares (the “Agile A&R Shares”) of Company Common Stock.

The transactions contemplated by the Agile A&R Agreement were consummated as of February 9, 2010.

The principal and accrued and unpaid interest under the Agile A&R Debenture is convertible, in whole or part, at a per share price equal to the market price of the Company Common Stock on the date of conversion exercise.  If the market price of the Company Common Stock decreases between the date of conversion exercise and the date the stock certificate evidencing the subject conversion shares are delivered to Agile, the Company is obligated to issue to Agile additional shares of Company Common Stock to the effect that Agile receives a total number of shares that Agile would have received if Agile had made the conversion exercise on the date on which the stock certificate had been delivered to Agile.  The Agile A&R Debenture provides for cashless exercise.

In consideration for their agreeing to subordinate their security interests to the security interest of Agile, effective as of February 9, 2010, the Company issued 1 million shares of Company Common Stock to Brookstein, 3 million shares of Company Common Stock to Ponzio and 7 million shares to Nascap (collectively, the (“Subordination Shares”).

In connection with the consummation of the Merger, the Company issued to Summit Trading Limited (“Summit”) 12 million shares of Company Common Stock as consideration for services rendered with respect to the Merger Agreement in addition to shares of Company Common Stock previously issued to Summit (reference is made to the Company’s filing of a Current Report on Form 8-K, dated December 5, 2008).

During the fourth quarter of 2009, the Company failed to pay interest on the promissory notes that were previously issued to Brookstein, Ponzio and Nascap.  The Company’s obligations under these notes were secured by the security interests that Brookstein, Ponzio and Nascap subordinated to the security interest we granted to Agile in connection with the issuance of the Agile A&R Debenture.  The principal amounts of such notes and the amounts of interest not paid during the fourth quarter of 2009 are as follows:

Name of Noteholder	Principal Amounts of Note	Interest Not Paid
Barry M. Brookstein	$50,000	$2,250
Henry A. Ponzio	$150,000	$6,750
Nascap Corp.	$350,000	$10,500

To compensate Brookstein, Ponzio and Nascap for the failure to pay interest on their promissory notes during the fourth quarter of 2009, the Company granted to such noteholders warrants (each, a “Fourth Quarter 2009 Deferred Interest Payment Warrant”) to purchase shares of Common Stock at the rate of 40 Fourth Quarter 2009 Deferred Interest Payment Warrants for every $1 of interest not paid.  For the Fourth Quarter 2009, 780,000 Deferred Interest Payment Warrants were issued and have terms substantially identical to the Fourth Quarter 2009 Deferred Salary Warrants and Dividend Accrual Warrants.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company has a substantial payable due its outside counsel, the law firm of Moritt Hock Hamroff & Horowitz, LLP (“Moritt Hock”).  In consideration for Moritt Hock agreeing to provide services in the future, for which Moritt Hock will continue to charge its customary fees, the Company has granted to Moritt Hock 7.5 million five-year warrants (each, a “Moritt Hock Warrant”), each Moritt Hock Warrant entitling its holder to purchase one share of Company Common Stock at a purchase price of $0.01.

On April 7, 2010, the Company entered into an agreement with the owner and developer (the “Seller”) of certain software and intellectual proprerty rights. In exchange for the transfer of the software and intellectual property, the Company will provide the Seller with the following:
•	2,750,000 restricted shares of the Compliance Systems Corporation common stock, and
•	500,000 warrants to purchase shares of Compliance Corporation Common Stock at a per Warrant Share exercise price of $.05.

On April 13, 2010, the Company and the lessor of its office space in Glen Cove, New York mutually terminated the office space agreement between the two parties effective December 31, 2009. The agreed upon terms of the lease termination were as follows:
•	The Company would pay $1,000 a month for 10.5 months starting April 15, 2010,
•	The Company would provide the lessor with 1,675,000 5-year warrants with an exercise price of $.02 a share,
•	The Company is relieved of $39,000 in CAM expenses and real estate taxes owed to the lessor,
•	The Company has forgiven the $10,600 security deposit held with the lessor, and
•	The Company is relieved of future lease obligations effective January 1, 2010 through July 31, 2011, the former maturity date of the lease.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2010	Compliance Systems Corporation.

	By:	/s/ Dean Garfinkel
Dean Garfinkel, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Dean Garfinkel	Chief Executive Officer, President	May 15, 2010
Dean Garfinkel	and Director
(Principal Executive Officer)

/s/ Barry M. Brookstein	Chief Financial Officer and Director	May 15, 2010
Barry M. Brookstein	(Principal Financial Officer and
Principal Accounting Officer)