Form 10-Q
period 2010-03-31
COMPLIANCE SYSTEMS CORP
filed 2010-06-24
CIK 1206133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 23, 2010, 281,761,662 shares of common stock of the issuer were outstanding.

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS

Current Assets:
Cash	$125,401	$26,195
Accounts receivable, net	136,971	134,774
Prepaid expenses and other current assets	138,826	142,172
Total Current Assets	401,198	303,141

Property, equipment and capitalized software costs, net	62,981	71,048

Deferred loan costs, net	142,329	11,560
Intangible assets, net	416,371	18,785
Goodwill	689,462
Security deposits	3,544	10,600

Total Assets	$1,715,885	$415,134

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Short-term and demand notes payable	$377,188	$379,265
Accounts payable and accrued expenses	932,169	842,924
Accrued officers' compensation	455,000	335,000
Short-term note payable - related party	54,500	-
Secured convertible debenture and accrued interest thereon	2,033,472	892,275
Current maturities of long-term debt	164,433	933
Total Current Liabilities	4,016,762	2,450,397

Long-term loans payable - related parties	140,000	52,500
Long-term debt, less current maturities	-	156,500
Deferred service revenue and other deferred credits	50,870	53,670

Total Liabilities	4,207,631	2,713,067

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,293,750 shares issued and outstanding, respectively	2,294	2,294
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 279,011,662 and 194,611,662 shares issued and outstanding, respectively	279,011	194,612
Additional paid-in capital	6,113,343	5,738,510
Accumulated deficit	(8,889,473)	(8,236,428)
Total Stockholders' Deficiency	(2,491,746)	(2,297,933)

Total Liabilities and Stockholders' Deficiency	$1,715,885	$415,134

See accompanying notes to financial statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Revenues	$299,520	$312,132

Cost of Revenues	135,899	155,957

Gross Margin	163,621	156,175

Operating Expenses:
Selling, general and administrative expenses	565,883	507,934
Interest expense	173,385	58,331
Amortization of loan costs and related financing expense	77,398	36,660
Total Operating Expenses	816,666	602,925

Net loss	(653,045)	(446,750)

Preferred Dividends	37,500	37,500

Loss Attributable to Common Shareholders	$(690,545)	$(484,250)

Basic and Diluted Per Share Data:
Loss per share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	241,407,218	169,319,995

See accompanying notes to financial statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(653,045)	$(446,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based payments	68,147	-
Depreciation and amortization	18,157	8,824
Amortization of deferred charges and debt discount	79,558	54,535
Interest/penalty accrued and not paid or imputed	31,678	38,093
Bad debt expense	60,000
Changes in assets and liabilities:
Accounts receivable	(60,276)	(29,736)
Prepaid expenses and other current assets	42,798	(8,896)
Security deposits	7,056	-
Accounts payable and accrued expenses	(33,134)	161,611
Accrued officers' compensation	120,000	80,000
Deferred credits	(2,800)	(5,153)
Total adjustments	331,184	299,278
Net Cash Used in Operating Activities	(321,861)	(147,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term and demand loan increases (repayments)	(12,577)	29,075
Proceeds from issuance of secured convertible debentures	525,000
Proceeds from related party loans	-	50,000
Stock issuance costs	(7,388)	-
Loan costs paid in cash	(83,967)
Repayment of long-term debt	-	(50,000)
Net Cash Provided By Financing Activities	421,068	29,075

NET INCREASE (DECREASE)	99,207	(118,397)

CASH - Beginning of Period	26,195	208,222

CASH - End of Period	$125,402	$89,825

SUPPLEMENTAL INFORMATION:
Cash Paid During the Year for:
Interest	$60,000	$20,237

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued for debt repayment/services/future services	$43,039	$5,000
Preferred dividends declared and accrued, but not paid	$37,500	$37,500
Issuance of promissory note to vendor	$-	$24,750
Issuance of shares as a debt discount	$12,960	$-
Loan costs paid in stock	$124,200	$-
Value of common stock issued for acquisition	$259,361	$-

See accompanying notes to financial statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.	Basis of Presentation:

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

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on May 17, 2010.

NOTE 2.	Liquidity and Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered continued losses from operations since its inception and incurred a net loss of $653,045 for the three months ended March 31, 2010. The Company had stockholders’ deficiencies of $2,491,746 and $2,297,933 and working capital deficiencies of $3,615,564 and $2,147,255 at March 31, 2010 and December 31, 2009, respectively.

The prolonged trend of net losses incurred over the last six fiscal years raises substantial doubt about the Company’s ability to continue as a going concern.  Such continuation is dependent upon the Company’s ability to obtain additional financing, increase revenues, control costs and operate profitably.  To this end, the Company retained an investment banking firm and completed an acquisition of Execuserve Corp. that may diversify the Company’s existing range of products and services.  The Company continues to seek additional financing to help execute the business plan. There can be no assurance that the Company will be successful in attaining these objectives or that attaining such objectives will result in operating profits, positive cash flows or an overall improvement in the Company’s financial position in future periods.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3.	Significant Accounting Policies Applicable to Interim Financial Statements:

A.    Intangible Assets –

Expenditures on purchased intangible assets are capitalized. Intangible assets are amortized over their useful lives.

B.  Income Taxes -

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded as an other expense within selling, general and administrative expenses, and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2010 and 2009.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  The Company expects continued losses for the next 12 months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its current position.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Net operating losses (“NOLs”) may be utilized under certain conditions as a deduction against future income to offset against future taxes. Internal Revenue Code (“IRC”) Section 382 and the regulations promulgated under IRC Section 382 limit the utilization of NOLs due to ownership changes.  If it is determined that a change in control has taken place, utilization of the Company’s NOLs will be subject to severe limitations in future periods, which would have an effect of eliminating the future tax benefits of the NOLs.  Income tax benefits resulting from net losses incurred for the three months ended March 31, 2010 and 2009 were not recognized as the Company’s annual effective tax rate for both periods was estimated to be 0%.

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

The Company earns a fee for each telephone solicitor’s call attempt which generates a query to the Company’s database of “Do Not Call” telephone numbers.  These inquiries are first routed through telephone carriers and then to the Company‘s database distributor; the volume of queries is tracked by the distributor with such data being available to the Company for monitoring.  Distributors submit monthly remittances together with the related monthly activity reports.  The Company has the contractual right to audit such reports.  The Company records its revenues based on the remittances and reports submitted.  Any applicable adjustments resulting from Company audits, which historically have not been significant, are recorded when billed, which occurs upon resolution with the distributor of the difference between the reported and audited amounts.

The Company recognizes test service revenue ratably over the term of the contract.  As of March 31, 2010, all contracts were paid on a month to month basis and revenue was earned during the period services were provided.

D.	Cost of Revenues -

The Company’s cost of revenues is comprised of fees paid to its distributors and database administrators as well as depreciation of the capitalized costs of software used to maintain the Company’s databases.

NOTE 4.	Merger:

The Company entered into an Agreement and Plan of Merger, dated as of February 5, 2010 (“the Merger Agreement”) with Execuserve Corp., a Virginia corporation (“Execuserve”), CSC/Execuserve Acquisition Corp., a Virginia corporation and wholly-owned subsidiary of the Company (“Merger Sub”), W. Thomas Eley (“Eley”), James A. Robinson, Jr. (“Robinson”) and Robin Rennockl (“Rennockl”).

As Execuserve becomes integrated into the Company, we believe our strategic opportunities will be expanded allowing us to pursue a growth strategy.  Starting from a fairly small core base of loyal users, we need to further expand our client base, target specific industries which can realize a high return on investment in better hiring through effective job candidate evaluation, increase our product availability through various sales channels and broaden our base product offerings.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The Merger Agreement contemplated, among other matters, the consummation of the following transactions:

(a)	merger (the “Merger”) of Merger Sub with and into Execuserve, with Execuserve being the surviving corporation and wholly-owned by the Company;
(b)
issuance of an aggregate of 19,915,285 shares (each, a “Merger Share”) of Company Common Stock in exchange for all of the issued and outstanding common and preferred stock of Execuserve (collectively, (the “Execuserve Shares”);

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

The Company calculated the purchase price of the acquisition to be an aggregate of $1,099,059, which was derived from two components of the purchase consideration as follows:  (1) The value of the debt and equity shares was valued at $259,361 ($0.0054 per share of the Company’s common stock exchanged as quoted on the Over-the-Counter Bulleting Board on the effective date of the transaction); (2)  $839,698 of assumed liabilities.

The Company recorded the following assets at fair value:

Current assets	$1,921
Brand names	124,486
Non-compete agreements	33,022
ERP systems	250,168
Goodwill	689,462
Total assets acquired	$1,099,059

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The Company recorded the 7,970,220 Retention Shares for retention of key personnel as a prepaid expense in the amount of $43,039 ($0.0054 per share of the Company Common Stock exchanged as quoted on the Over-the-Counter Bulleting Board on the effective date of the transaction).  The prepaid will be expensed over the 24 month service period.

In connection with the acquisition, the Company incurred $182,463 in costs to complete the transaction.  The Company capitalized $44,376 to deferred loan costs relating to the amendment and restatement of the then outstanding debentures of the Company and Execuserve (See Note 6).  These costs will be amortized over the term of the restructured Secured Convertible Debenture.  The Company recorded $7,388 as stock issuance costs.  The Company expensed the remaining $130,699 as incurred; $48,055 was expensed during the year ended December 31, 2009 and $82,644 was expensed during the three months ended March 31, 2010.

In consideration for their agreeing to subordinate their security interests to the security interest of the Agile Opportunity Fund, LLC (“Agile”), effective as of February 9, 2010, the Company issued 1 million shares of Company Common Stock to Barry Brookstein (“Brookstein”), the Company’s Chief Financial Officer, 3 million shares of Company Common Stock to Henry Ponzio (“Ponzio”) and 7 million shares to Nascap Corp (“Nascap”).

In connection with the consummation of the Merger, the Company issued to Summit Trading Limited (“Summit”) 12 million shares of Company Common Stock as consideration for services rendered with respect to the Merger Agreement in addition to shares of Company Common Stock previously issued to Summit.

NOTE 5.	Goodwill

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with ASC Topic 350, “Intangibles - Goodwill and Other Intangible Assets,” goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge.

In connection with the Execuserve acquisition, the Company recorded goodwill in the amount of $689,462. The Company will perform the goodwill impairment test annually in the fourth quarter.

NOTE 6.	Intangibles Other - Net

In accordance with Accounting Standards Codification Topic 350-20 “Intangibles - Goodwill and Other” (ASC 350-30), intangible assets that have finite lives are amortized over the period during which the asset is expected to contribute directly or indirectly to future cash flows of the entity (useful lives). The amortization method should reflect the pattern in which the asset's economic benefits are consumed by the entity. If the pattern cannot be determined, the straight-line method is used.

The identified intangible assets recorded in connection with the Execuserve Merger transaction will be amortized over their estimated useful lives of 4-5 years.   Amortization began on February 5, 2010 as per the guidance under ASC topic 350-30.

With the acquisition of Execuserve, the Company acquired the following intangible assets which are used in operations:

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

		March 31, 2010
	Period of Amortization	Amounts
Intangibles assets - other, net:
Brand Name	Indefinite	$124,486
Non-Compete Agreements	4 years	33,022
ERP System	5 years	250,168
Subtotal		407,676
Less: Amortization		(9,715)

Intangibles assets - other, net		$397,961

The Company also has capitalized patents, net in the amount of $18,410.

NOTE 7.	Secured Convertible Debentures:

In connection with the consummation of the Merger and in order to fund the future operations of the Company and Execuserve, to fund the payment of outstanding accounts payable of the Company and Execuserve, including the Satisfied Debt, and to amend & restate the debt currently owed to Agile by the Company and Execuserve, the Company agreed to borrow additional funds from Agile and restructure the outstanding indebtedness owed to Agile by the Company and Execuserve pursuant to an Amended and Restated Securities Purchase Agreement (“Agile A&R Agreement”), dated as of February 5, 2010, among the Company, Execuserve, Spirits Management Inc. (“Spirits”), Brookstein, Dean Garfinkel (“Garfinkel”) and Agile.  Garfinkel is the President, Chief Executive Officer and a director of the Company, Brookstein is the Chief Financial Officer and a director of the Company and Spirits is a New York corporation in which Brookstein is an executive officer and the sole shareholder.

The Agile A&R Agreement is an amendment and restatement of the previous agreements between the Company, Spirits, Brookstein, Garfinkel and Agile.  These previous agreements were dated as of May 6, 2008, January 31, 2009, September 21, 2009 and November 23, 2009.  Under such previous agreements, the Company sold and issued to Agile secured convertible debentures in the aggregate principal amount of $780,000 and 9.6 million shares of Company Common Stock for gross proceeds of $780,000.  The Company had granted Agile a security interest in substantially all of the Company’s assets to secure the Company’s obligations under the Existing Company Debentures and Spirits, Brookstein and Garfinkel had pledged their shares of preferred stock of the Company as further security for the payment of amounts due under the Existing Company Debentures.

In addition, between November 16, 2007 and June 8, 2008, Execuserve had sold and issued to Agile secured convertible promissory notes in the aggregate principal amount of $460,000 and warrants to purchase shares of the common stock of Execuserve or Execuserve’s successor by merger.  Execuserve had granted Agile a security interest in substantially all of Execuserve’s assets to secured Execuserve’s obligations under the Existing Execuserve Notes.

The following is a summary of the transaction:

(a)	Agile providing the Company with $525,000 in new funds (the “New Agile Funds”);
(b)
the obligations of the Company and Execuserve contained in the Existing Company Debentures and Existing Execuserve Notes were amended and restated, and the new obligations arising in connection with the loan of the New Agile Funds, into one Amended and Restated Secured Convertible Debenture of the Company in the principal amount of $1,765,000 with a maturity date of February 1, 2011 (“Agile A&R Debenture”) and the Company delivered to Agile the Agile A&R Debenture, with the obligations under the Agile A&R Debenture being guaranteed by Call Compliance Inc., another wholly-owned subsidiary of the Company, and Execuserve;

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

(c)
repayment to Agile of $10,000 of accrued and unpaid interest under the Existing Company Debentures and $50,000 of accrued and unpaid interest under the Existing Execuserve Notes, with the remaining portions of the accrued and unpaid interest under both the Existing Company Debentures and Existing Execuserve Notes, totaling $79,243.56, being acknowledged as a remaining obligation of the Company due and payable on the maturity date of the Agile A&R Debenture;

(d)	issuance to Agile of 2.4 million shares of Company Common Stock.

The transactions contemplated by the Agile A&R Agreement were consummated as of February 9, 2010.

The principal and accrued and unpaid interest under the Agile A&R Debenture is convertible, in whole or part, at a per share price equal to the market price of the Company Common Stock on the date of conversion exercise, subject to a minimum conversion price of $0.001.  If the market price of the Company Common Stock decreases between the date of conversion exercise and the date the stock certificate evidencing the subject conversion shares is delivered to Agile, the Company is obligated to issue to Agile additional shares of Company Common Stock to the effect that Agile receives a total number of shares that Agile would have received if Agile had made the conversion exercise on the date on which the stock certificate had been delivered to Agile.  The Agile A&R Debenture provides for cashless exercise.

In connection with the 2.4 million share issuance, the Company recorded the value $12,960 ($0.0054 per share as quoted on the Over-the-Counter Bulletin Board on the date of issuance) as a deferred loan cost and is being amortized over the life of the loan.

Note 8.	Related Party Transactions:

A.  Deferred Officers’ Compensation –

For the three months ended March 31, 2010, the Company’s chief executive officer and principal stockholder, Garfinkel, and the Company’s chief financial officer and principal stockholder, Brookstein each agreed to defer the payment of their respective salaries. The amount of such deferred salaries for the three months March 31, 2010 totaled $120,000, each.  The Company agreed to grant five-year warrants (each, a “Deferred Salary Warrant”) to purchase shares (each, a “Deferred Salary Warrant Share”) of Company Common Stock at $0.01 per Deferred Salary Warrant Share at the rate of 100 Deferred Salary Warrants for each $1.00 of deferred salary.  Under this agreement, the Company granted 12.0 million Deferred Salary Warrants to Garfinkel and 12.0 million Deferred Salary Warrants to Brookstein.  This Deferred Salary Warrant Issuance was for the first six months of 2010, of which the first 6 million was issued to each of Garfinkel and Brookstein for the three months ended March 31, 2010.  The Company valued these issuances utilizing a Black-Scholes option pricing model.  The Company utilized the following management assumptions:  Share Price of $0.0054;  Exercise Price of $0.01;  Expected  Volatility of 29%; and Risk-Free Rate of 2.4%.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications.  The Company did not use the volatility rate for Company common stock as the common stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.  As of the date of issuance, the Deferred Salary Warrants had nominal value.

B.  Preferred Stock Dividends -

The Company has failed to pay dividends on the 1.25 million outstanding shares of its Series B Senior Subordinated Convertible Voting Preferred Stock (the “Series B Preferred Stock”) that were payable on the last day of each month during the first three months of 2010.  Dividends on the Series B Preferred Stock may only be paid out of funds legally available for such purpose.  Under Nevada law, generally, a corporation’s distribution to stockholders may only be made if, after giving effect to such distribution, (i) the corporation would be able to pay its debts as they become due in the usual course of action and (ii) the corporation’s total assets equal or exceed the sum of the corporation’s liabilities plus the amount that would be needed, if the corporation was to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to those receiving the distribution.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The Company deferred dividends for the first three months of 2010 equal to $37,500: $15,000 due to Brookstein, and $22,500 due to Spirits.  Brookstein and Spirits have each agreed to such non-payments, subject to their each receiving five-year warrants (each, a “First Quarter 2010 Series B Deferred Dividend Warrant”) to purchase shares (each, a “First Quarter 2010 Series B Deferred Dividend Warrant Share”) of Company Common Stock to such holders at $0.01 per First Quarter 2010 Series B Deferred Dividend Warrant Share.  The First Quarter 2010 Series B Deferred Dividend Warrants were granted 3.0 million to Brookstein, 4.5 million to Spirits.  The Company believes the grants of the First Quarter 2010 Series B Deferred Dividend Warrants were exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act, due to the fact that the grants were conducted pursuant to transactions not involving any public offering.

C.  Issuance of Deferred Interest Payment Warrants

The Company issued Brookstein 450,000 Deferred Interest Payment Warrants in exchange for a deferral on current interest due through June 30, 2010.  The Company continues to accrue for the interest on these notes.  These issuances were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: share price:  $0.0054; strike price $0.01; expected volatility: 29%; risk free interest rate: 2.4%; term: 5 years.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for Company common stock as the common stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

D.  Management Agreement

The Company entered into a verbal management agreement with an entity wholly owned by Garfinkel, the Company’s Chief Executive Officer.  Under the terms of this verbal agreement, the Company is to receive customer service support, content updates and promotional and growth support for the Regulatory Guide line of business.  The Company is responsible for accounting, software upgrades, web changes, and hardware and internet costs.  In consideration, the Company is committed to pay 50% of the Company’s net revenues from this line of business and 75% of the Company’s net above the 2009 base year.  For the three months ended March 31, 2010, the Company paid approximately $10,500.

Note 9.    Major Distributor:

At March 31, 2010, one distributor comprised approximately 56.5% of the Company’s accounts receivable.  This distributor generated 70.5% and 87.6% of the Company’s revenues for the three month period ended March 31, 2010 and March 31, 2009, respectively.

Note 10.    Common Stock Transactions:

In addition to the common stock issuances described in Note 4 and Note 8, and the stock warrant issuances described in Note 7, the Company issued the following during the three months ended March 31, 2010:

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

A.   Issuance of Shares to Atlanta Capital Partners, LLC. -

The Company entered into a one year services agreement with Atlanta Capital Partners, LLC, effective February 15 2010.  In consideration for services provided by Atlanta Capital Partners, LLC, the Company agreed to issue 3.0 million shares of the Company’s common stock, valued at $13,500 ($0.0045 per share as quoted on the Over-the-Counter Bulletin on the date of Issuance).  These shares are non-forefeitable and are fully vested upon issuance.  The Company expensed upon issuance.  In addition to the common share issuance, the Company is obligated to pay $3,000 per quarter for services rendered.

B.  Issuance of Warrants for Legal Services –

The aggregate 7.5 million warrants issued to Moritt Hock, LLP, the Company legal advisor, as of February 9, 2010 were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: share price: $0.0054; strike price: $0.01; expected volatility: 29%; risk free interest rate: 2.4%; term: 5 years.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for Company common stock as the common stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

C.  Issuance of Deferred Interest Warrants–

The Company issued to Ponzio and Nascap an aggregate 3.45 million Deferred Interest Payment Warrants in exchange for a deferral on current interest due through June 30, 2010.  The Company continues to accrue for the interest on these notes.  These issuances were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: share price: $0.0054; strike price: $0.01; expected volatility: 29%; risk free interest rate: 2.4%; term: 5 years.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

Note 11.	Recent Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “Fair Value Measurements” ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations.

Other accounting guidance that has been issued or proposed by FASB and other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon their respective adoptions.

NOTE 12 – Segment Information

On February 9, 2010, the Company consummated the transactions contemplated by the Merger Agreement with Execuserve.  The Company had historically been involved in a single industry, providing compliance technologies and services to the teleservices industry.  Execuserve provides employment test and services to organizations looking to hire new employees.  Therefore, as of February 9 2010, our operations are now managed in two segments; the compliance technologies and the employment test and services.  A segment is determined primarily by the method in which it delivers its products and services.  Selected information about the Company’s two operating segments for the three months ended March 31, 2010 is as follows:

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Management reviews the Company’s assets on a consolidated basis because it is not meaningful to allocate assets to the various segments.  Management evaluates segment performance based on revenues and operating income.  The Company does not allocate income taxes or charges determined to be non-recurring in nature.

	Revenue	Cost of sales	Gross profit	Sales, marketing, & administrative expense	Depreciation & amortization expense	Income (loss) from operations
Compliance Technologies	$272,730	$135,899	$136,831	$49,125	$4,411	$83,295
Employment Test and Services	26,790		26,790	60,146	3,828	(37,184)
Corporate costs				695,840	3,316	(699,156)
Total consolidated	$299,520	$135,899	$163,621	$805,111	$11,555	$(653,045)

NOTE 13 – Select Pro-Forma Financial Information

The following represents the unaudited condensed pro forma financial results of the Company as if the acquisition of Execuserve had occurred as of the beginning of the periods presented.  Unaudited condensed pro forma results are based upon accounting estimates and judgments that the Company believes are reasonable.  The unaudited condensed pro forma results also include adjustments to interest expense as all existing convertible notes and bridge loans of Execuserve were repaid or converted to common stock upon execution of the acquisition.  The condensed pro forma results are not necessarily indicative of the actual results of operations of the Company had the acquisition occurred at the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

For the periods ended March 31,	March 31, 2010	March 31, 2009
Total revenues	$302,056	$341,725
Net loss	$(655,030)	$(516,804)
Earnings per share	$(.00)	$(.00)

Note 14.    Subsequent Events

On April 7, 2010, the Company entered into an agreement with the owner and developer (the “Seller”) of certain software and intellectual property rights. In exchange for the transfer of the software and intellectual property, the Company compensated the Seller with the following:
•	2.75 million restricted shares of the Company Common Stock, and
•	500,000 warrants to purchase shares of the Company Common Stock with a per warrant share exercise price of $.05.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

On April 13, 2010, the Company and the lessor of its former office space in Glen Cove, New York mutually terminated the office space agreement between the two parties effective January 1, 2010. The agreed upon terms of the lease termination were as follows:

·	The Company would pay $1,000 a month for 10.5 months starting April 15, 2010,
·	The Company would provide the lessor with 1.675 million 5-year stock purchase warrants with an exercise price of $.02 a share,
·	The Company is relieved of $39,000 in CAM expenses and real estate taxes owed to the lessor,
·	The Company has forgiven the $10,600 security deposit held with the lessor, and
·	The Company is relieved of future lease obligations effective January 1, 2010 through July 31, 2011, the former maturity date of the lease.

On April 21, 2010, the Company entered into a Letter Agreement with a vendor.  In consideration for services rendered valued at $10,650, the Company would issue 532,500 5-year stock purchase warrants with an exercise price of $0.02 per share.  The warrant issuance was accepted by the vendor as full satisfaction of the Company’s $10,650 obligation.

Robin Rennockl’s position as Vice President of Sales was eliminated as a cost containment measure effective 5/31/2010.

The Eley consulting agreement was mutually terminated effective 5/31/2010. The Corporation accepted the written resignation of Eley from his position as a director of the Corporation effective June 14, 2010.

On June 15, 2010, Execuserve Corp entered into an Independent Sales Representative Agreement with EPC, LLC, a Virginia limited liability company of which Eley is a principal member.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performances, or achievements expressed or implied by such forward-looking statements. Readers are cautioned to review carefully all discussions containing forward-looking statements due to the risks and uncertainties which can materially affect the Company's business, operations, financial condition and future prospects. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “seek,” “intend,” “expect,” “anticipate,” “assume,” "hope," “plan,” “believe,” “estimate,” “predict,” “approximate,” “potential,” “continue” or the negative of such terms.  Statements including these words and variations of such words, and other similar expressions, are forward-looking statements.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable based upon its knowledge of its businesses and industries, the Company cannot predict or guarantee its future results, levels of activity, performances or achievements, or that such expectations will otherwise be realized.  Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.

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
● the outcome of the Company’s efforts to expand its products and service offerings, both internally and through acquisitions of other businesses having similar or complementary products or service offerings; and
● other risks and uncertainties set forth in this Form 10-Q, the Company’s Form 10-K for the year ended December 31, 2009, and, from time to time, in the Company’s other filings with the Securities and Exchange Commission.

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

Critical Accounting Policies

The Company’s condensed consolidated financial statements and related public information are based on the application of accounting principles generally accepted in the United States (“GAAP”). The Company’s significant accounting policies are summarized in Note 3 to the interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q and in Note 2 to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  While all of these significant accounting policies impact its financial condition and results of operations, the Company views certain of them as critical.  Policies determined to be critical are those policies that have the most significant impact on the Company’s condensed consolidated financial statements.  The Company’s critical accounting policies are discussed below.

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

Revenue Recognition

The Company earns a fee for each telephone solicitor’s call attempt (whether or not the call is completed) which generates a query to a data base of Do-Not-Call telephone numbers.  Through its Call Compliance Inc. subsidiary, the Company has an annually renewable contract with its data base distributor to perform the following functions:

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

Through its Execuserve Corp. (“Execuserve”) subsidiary, the Company recognizes test service revenue ratably over the term of the contract.  As of March 31, 2010, all contracts were paid on a month to month basis and revenue was earned during the period services were provided.

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

The Company periodically reviews its long-lived assets, in light of our history of operating losses, but under the methodology described above, to determine if it is required to record any impairment losses.  Should applicable external factors such as competition, governmental regulations or other market conditions change in such a way as to be materially adverse to its business, impairment losses might be required in the future.

Results of Operations for the Three Month Period Ended March 31, 2010 Compared to the Three Month Period Ended March 31, 2009

The Company believes the following selected revenue and expense data, the percentage relationship between revenues and major categories in the Company’s condensed consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented is important in evaluating the performance of its business operations.

	Three Months Ended March 31,
	2010		2009		2010 vs. 2009
		Percentage		Percentage	Amount	Percentage
		of		of	Increase	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	(Decrease)
Revenues	$299,520	100.0%	$312,132	100.0%	$(12,612)	(4.01)%
Cost of revenues	135,899	45.4	155,957	50.0	(20,058)	(37.5)
Gross margin	163,621	54.6	156,175	50.0	7,446	4.8
Selling, general and administrative expenses	565,883	188.9	507,934	162.7	(57,949)	11.4
Interest expense	173,385	57.9	58,331	18.7	115,054	197.2
Amortization of loan costs and related financing expense	77,398	25.8	36,660	11.7	40,738	111,1
Operating loss	(653,045)	(218.0)	(446,750)	(143.1)	(206,295)	46.2
Gain on extinguishment of debt	—	—	—	—	—	—
Net loss	(653,045)	(218.0)	(446,750)	(143.1)	(206,295)	46.2
Preferred dividends	37,500	12.5	37,500	12.0	—	—
Loss attributable to common stockholders	(690,545)	(230.6)	(484,250)	(155.1)	(206,295)	42.6

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

As Execuserve becomes integrated into the Company, we believe our strategic opportunities will be expanded allowing us to pursue a growth strategy.  Starting from a fairly small core base of loyal users, we need to further expand our client base, target specific industries which can realize a high return on investment in better hiring through effective job candidate evaluation, increase our product availability through various sales channels and broaden our base product offerings.

Revenues for the three months ended March 31, 2010 were $299,520, compared to revenues of $312,132 for the corresponding period in 2009. This decrease of $12,612 or 4.0% was mainly attributable to lower revenues generated by the Company’s principal product, TeleBlock, offset by minimal income from the Company’s Execuserve Corp subsidiary (approximately $18,465).  The Company acquired Execuserve in February 2010.  Revenues derived by the Company’s key distributor comprised 73.8% and 84.9% of the Company’s total revenues for the three months ended March 31, 2010 and 2009, respectively.  Call counts for the Company’s TeleBlock service decreased by approximately 26% or 23.3 million call counts.  Although TeleBlock revenues have decreased across all industries, a major portion of the Company’s decrease in TeleBlock revenues is attributable to reduced telemarketing efforts within the time share industry, a major contributor to the Company’s revenues.  As a result, TeleBlock revenues decreased by $63,415, or 25.4%, for the first quarter of 2010 compared to the 2009 first quarter.  There also were marginal decreases in database management fees from the Company’s TeleBlock subscribers, decreased revenues from its VoIP services and lower commissions and other ancillary fees revenues aggregating $17,251.  These decreases were partially offset by increases of $19,480 or 127.5% in revenues attributable to the Company’s enhanced caller ID and $14,072 or 29.7% in revenues attributable to the Company’s online regulatory guides.

Cost of revenues for the three months ended March 31, 2010 totaled $135,899, a decrease of 20,058, or 12.9% compared to $155,957 for the 2009 first quarter.  In dollar terms, fees payable to the Company’s principal distributor decreased by $23,127 as a result of the above-mentioned call count decrease to the Company’s database on the distributor’s platform. In addition, other costs of revenue, including amortization of software, VoIP services, hosting fees and regulatory expenses, fluctuated by a net increase of $3,067 for the period ended March 31, 2010 compared to the same period in 2009.

As a percentage of revenues, cost of revenues for the current quarter decreased to 45.4% from 49.9% compared to the same period last year.  This decrease reflects a decline in TeleBlock revenues when compared to total revenues as well as decreased software amortization expense and lower production and back-up site hosting fees that are attributable to the TeleBlock platform.  As a percentage of revenues, costs of revenues related to VeriSign-sourced revenues were 22.5% in the 2010 and 53.0% in the 2009 quarterly periods.

Selling, general, and administrative expenses increased by $57,949, or 11.41%, to $565,883 for the three months ended March 31, 2010 compared to $507,934 for the same period last year. This increase was attributable to the following: the addition of Execuserve expenses, an increase in professional fees of approximately $20,000 and an increase in the bad debt expense of approximately $60,000.  These increases were partially offset by decreased advertising and marketing expenses, a decline of approximately $38,000.

As a percentage of revenues, selling, general, and administrative expenses for the quarter were 188.9% in 2010 and 162.7% in 2009.  The increase in this percentage is principally due to the decline in revenue and the increase in selling, general and administrative expenses during the first quarter 2010 compared to the same quarter in the prior year.

Quarterly interest expense increased by $115,054, or 197.2%, to $173,385 for the 2010 first fiscal quarter from $58,331 in the 2009 first fiscal quarter.  This increase reflects additional interest of approximately $56,900 on the Agile Debentures that were sold and issued in May and September 2008 and September 2009 as well as higher interest of $10,500 on the Nascap Restated Note as the principal outstanding increased to $350,000 from $150,000 in April 2009.  In addition, the Company incurred interest of $2,250 during the 2010 first fiscal quarter on the Brookstein Note that was sold and issued in March 2009. The Company also incurred interest expenses of $51,060 on deferred expenses paid in the form of warrants. The components of the change in this category closely paralleled the changes in the quarterly period.  As a percentage of revenues, interest expense for the current quarter increased to 39.8% from 18.9% compared to the same period last year.

The Company’s quarterly loan cost amortization and related financing expense, including amortization of loan discount, was $77,398 for the 2010 first fiscal quarter, an increase of $40,738, or 111.1%, compared to $36,600 for the 2009 first fiscal quarter.  Deferred loan costs and loan discount amortized during the 2010 and 2009 first fiscal quarters are related to the Agile Debentures that were issued to Agile in May and September 2008 and September 2009 and subsequently restructured as part of the Execuserve merger in February 2010.  As a percentage of revenues, amortization of loan costs and related financing expense for the current periods increased to 83.7% from 30.4% compared to the same period last year.

The Company’s 2010 first fiscal quarter net loss increased by $206,295, or 46.2%, to $653,045 from $446,750 in the 2009 comparable quarter.  As a percentage of revenues, the net loss increased by 74.9 percentage points to 218.0% from 143.1% for the quarter.

Dividends of $37,500 were accrued on the Series B Preferred Stock during each of the 2010 and 2009 quarters, and are taken into account when computing loss per common share.  As a percentage of revenues, preferred dividends were 12.5% and 12.0% for 2010 and 2009 first fiscal quarters respectively. The dividends were not paid during 2010 and 2009 as Nevada law prohibited such payment.

For the three months ended March 31, 2010 and 2009, the Company’s annual effective tax rate was estimated to be 0%. Accordingly, no tax benefit or cost was recognized in either of such periods.  The Company believes that future taxable losses, as well as those incurred from February 10, 2006 (the date on which the Company was no longer subject to Sub-part S of the Internal Revenue Code) to March 31, 2010 will be available to offset subsequent future taxable income, if any.

Liquidity and Capital Resources

Cash used in operating activities of $128,786 and $147,472 for the period ended March 31, 2010 and 2009, respectively, was comprised of the net loss, reduced by non-cash items of $372,272 and $101,452, plus or minus the effect of changes in assets and liabilities.  The net loss as adjusted for non-cash items was $280,773 for the period ended March 31, 2010, compared to $345,298 for the period ended March 31, 2009.  This decrease of $64,525 was due to a higher net loss of $206,298 and a decrease in depreciation and amortization charges of $44,689.  These increases were offset by higher interest and penalties that were financed of $130,840, the change of $60,000 for the current period addition of bad debt expense and the increase of approximately $124,700 for share based payments during the quarter.  The changes in assets and liabilities increased the Company’s net cash used in operating activities by $151,987 and $197,826 in the first quarter 2010 and 2009, respectively.

Cash provided by financing activities was $227,992 during the period ended March 31, 2010 and was $29,075 during the period ended March 31, 2009 resulting in an increase of $198,917. During the period ended March 31, 2010, the Company received an additional $480,000 in borrowings from an existing lender.  These increases in cash were partially offset by debt repayments of $35,152 and payments of short term and demand loans of $216,856.

The net change in cash was an increase of $99,206 and a decrease of $118,397 for the periods ended March 31, 2010 and the 2009, respectively.

The Company’s working capital deficits were $3,615,563 and $2,147,255 as of March 31, 2010 and December 31, 2009, respectively.  Current assets increased by $98,057, or 32.4%, due to an increase in cash of $99,206 and an increase in accounts receivable of $2,197, offset by a decrease in prepaid expenses of $3,346. Current liabilities increased by $1,566,365 or 63.9, and were principally due to an increase in accounts payable and accrued expenses of $89,245, the deferral of accrued officers’ salary totaling $455,000, an increase of $1,141,197 attributable to the Agile September and November 2009 Debentures and the accrual of interest due Agile on all of its debentures and the amortization of loan discounts attributable to the Agile debentures.  In addition, there was a net increase in short-term and demand notes payable and long term debt of $146,923.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

(a)	Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2010.   Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 17, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.3
Security Agreement dated as of May 6, 2008, between Compliance Systems Corporation and Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]

10.4
Limited Non-Recourse Guaranty Agreement dated as of May 6, 2008, between Dean Garfinkel and Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]

10.5
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

10.8
Secured Convertible Debenture of Compliance Systems Corporation, dated September 2, 2008, in the principal amount of $300,000 and payable to Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: September 2, 2008), filed with the SEC on September 5, 2008.]

10.9
Consulting Agreement, executed as of December 1, 2008, between Compliance Systems Corporation and Summit Trading Limited.  [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: December 1, 2008), filed with the SEC on December 5, 2008.]

10.10
Agreement to Amend and Restate Secured Convertible Debentures, dated as of January 31, 2009, between Compliance Systems Corporation and Agile Opportunity Fund, LLC [Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.11
Amended and Restated Secured Convertible Debenture of Compliance Systems Corporation, dated May 6, 2008, in the principal amount of $300,000 and payable to Agile Opportunity Fund, LLC [Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.12
Amended and Restated Secured Convertible Debenture of Compliance Systems Corporation, dated September 2, 2008, in the principal amount of $300,000 and payable to Agile Opportunity Fund, LLC[Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.13
Waiver and Standstill Agreement, dated as of January 26, 2009, between Compliance Systems Corporation, Call Compliance, Inc. and Nascap Corp [Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.14
Loan Modification Agreement, dated as of March 31, 2009, among Compliance Systems Corporation, Call Compliance, Inc. and Nascap Corporation [Incorporated by reference to Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.15
Amended and Restated Promissory Note of Call Compliance, Inc., dated March 31, 2009, in the principal amount of up to $750,000 and payable to Nascap Corporation [Incorporated by reference to Exhibit 10.13 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.16
Form of Class A Warrant Certificate of Compliance Systems Corporation registered in the name of Nascap Corp. [Incorporated by reference to Exhibit B to the Loan Modification Agreement made Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.17
Form of Class B Warrant Certificate of Compliance Systems Corporation registered in the name of Nascap Corp. [Incorporated by reference to Exhibit C to the Loan Modification Agreement made Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.18
Promissory Note of Call Compliance, Inc., dated as of March 3, 2009, in the principal amount of $50,000 and payable to Barry Brookstein [Incorporated by reference to Exhibit 10.16 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.19
Corporate Guaranty, dated March 3, 2009, of Compliance Systems Corporation in favor of Barry Brookstein [Incorporated by reference to Exhibit 10.17 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.20
Promissory Note of Compliance Systems Corporation, dated as of March 2, 2009, in the principal amount of $24,750 and payable to Pretect, Inc [Incorporated by reference to Exhibit 10.18 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.21
Agreement and Plan of Merger, dated as of February 9, 2010, with Execuserve Corp, CSC/Execuserve Acquisition Corp, W.Thomas Eley, James A. Robinson, Jr., and Robin Rennockl [Incorporated by reference to Exhibit 2.2 of the registrant’s Current Report on Form 8-K (Date of Report: February 9, 2010), filed with the Securities and Exchange Commission on February 5, 2010].

10.22	Asset Purchase Agreement, dated April 7, 2010, between Thomas Joseph Koty and Call Compliance.com, Inc.
10.23	Letter Agreement, dated April 13, 2010, between Chestnut Cove Development LLC and Compliance Systems Corporation.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Dean Garfinkel.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Barry M. Brookstein.
32.1	Section 1350 Certification of Dean Garfinkel.
32.2	Section 1350 Certification of Barry M. Brookstein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 24, 2010	Compliance Systems Corporation

	By:	/s/ Dean Garfinkel
Dean Garfinkel
President and Chief Executive Officer
(Duly Authorized Officer
and Principal Executive Officer)

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein
Chief Financial Officer
(Duly Authorized Officer
and Principal Financial Officer)