Form 10-Q
period 2010-06-30
COMPLIANCE SYSTEMS CORP
filed 2010-08-19
CIK 1206133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54007

Compliance Systems Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-4292198
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Glen Street – Suite 308, Glen Cove, New York	11542
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 4, 2010, 284,761,662 shares of common stock of the issuer were outstanding.

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS

Current Assets:
Cash	$18,961	$26,195
Accounts receivable, net	165,540	134,774
Prepaid expenses and other current assets	140,027	142,172
Total Current Assets	324,528	303,141

Property, equipment and capitalized software costs, net	55,172	71,048

Deferred loan costs, net	106,880	11,560
Intangible assets, net	401,425	18,785
Goodwill	689,462	-
Security deposits	3,544	10,600

Total Assets	$1,581,011	$415,134

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Short-term and demand notes payable	$446,629	$379,265
Accounts payable and accrued expenses	1,062,569	842,924
Accrued officers' compensation	575,000	335,000
Short-term note payable - related party	56,750	-
Secured convertible debenture and accrued interest thereon	2,135,623	892,275
Current maturities of long-term debt	171,183	933
Total Current Liabilities	4,447,754	2,450,397

Long-term loans payable - related parties	143,500	52,500
Long-term debt, less current maturities	-	156,500
Deferred service revenue and other deferred credits	55,570	53,670

Total Liabilities	4,646,824	2,713,067

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,293,750
shares issued and outstanding	2,294	2,294
Series B: 1,500,000 shares authorized, 1,250,000 shares issued
and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued
and outstanding	1,829	1,829
Common stock, $0.001 par value; 2,000,000,000 shares authorized,
278,761,662 and 194,611,662 shares issued and outstanding, respectively	278,761	194,612
Additional paid-in capital	6,119,501	5,738,510
Accumulated deficit	(9,469,448)	(8,236,428)
Total Stockholders' Deficiency	(3,065,813)	(2,297,933)

Total Liabilities and Stockholders' Deficiency	$1,581,011	$415,134

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$317,271	$277,777	$598,326	$589,909

Cost of Revenues	146,896	137,855	282,795	293,812

Gross Margin	170,375	139,922	315,531	296,097

Operating Expenses:
Selling, general and administrative expenses	541,216	412,400	1,107,099	920,334
Interest expense	161,589	64,520	334,974	122,851
Amortization of loan costs and related financing expense	47,544	36,660	124,942	73,320
Total Operating Expenses	(750,349)	(513,580)	(1,567,015)	(1,116,505)

Operating Loss	(579,974)	(373,658)	(1,251,484)	(820,408)

Other Income - Forgiveness of Debt	-	-	18,465	-

Net loss	(579,974)	(373,658)	(1,233,019)	(820,408)

Preferred Dividends	37,500	37,500	75,000	75,000

Loss Attributable to Common Shareholders	$(617,474)	$(411,158)	$(1,308,019)	$(895,408)

Basic and Diluted Per Share Data:
Loss per share	(0.00)	(0.00)	(0.01)	(0.01)

Weighted Average Shares Outstanding	280,561,113	171,447,102	261,092,325	170,389,424

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,233,019)	$(820,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based payments	106,284	-
Depreciation and amortization	40,912	18,512
Amortization of deferred charges and debt discount	124,942	109,070
Interest/penalty accrued and not paid or imputed	182,155	61,480
Bad debt expense	61,266	-
Changes in assets and liabilities:
Accounts receivable	(90,111)	10,231
Prepaid expenses and other current assets	36,218	15,540
Security deposits	7,056	-
Accounts payable and accrued expenses	107,916	122,595
Accrued officers' compensation	240,000	155,000
Deferred credits	1,900	(2,569)
Total adjustments	818,538	489,859
Net Cash Used in Operating Activities	(414,481)	(330,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, equipment and capitalized software	-	(8,100)
Net Cash Used In Investing Activities	-	(8,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term and demand loan increases (repayments)	(19,703)	182,888
Proceeds from issuance of secured convertible debentures	525,000
Proceeds from related party loans	-	50,000
Stock issuance costs	(7,388)	-
Loan costs paid in cash	(90,662)	-
Repayment of long-term debt	-	(50,000)
Net Cash Provided By Financing Activities	407,247	182,888

NET DECREASE IN CASH	(7,234)	(155,761)

CASH - Beginning of Period	26,195	208,222

CASH - End of Period	$18,961	$52,461

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for:
Interest	$60,000	$62,351

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued for debt repayment/services/future services	$53,689	$5,000
Preferred dividends declared and accrued, but not paid	$75,000	$75,000
Issuance of promissory note to vendor	$-	$24,750
Issuance of shares as a debt discount	$12,960	$-
Loan costs paid in stock	$124,200	$-
Value of common stock issued for acquisition	$259,361	$-
Insurance premium financed	$-	$31,004
Value of warrants issued to debt holder	$-	$1,400

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

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on May 17, 2010.

The Company executed the acquisition of Execuserve Corp. on February 9, 2010 (See Note 5).  Upon execution of the Agreement and Plan of Merger, the Company determined the existence of two reportable segments, Compliance Technologies and Employment Test and Services.

NOTE 2.    Liquidity and Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered continued losses from operations since its inception and incurred a net loss of $1,233,019 for the six months ended June 30, 2010. The Company had stockholders’ deficiencies of $3,065,813 and $2,297,933 and working capital deficiencies of $4,123,226 and $2,147,256 at June 30, 2010 and December 31, 2009, respectively.

The prolonged trend of net losses incurred over the last eight fiscal years raises substantial doubt about the Company’s ability to continue as a going concern.  Such continuation is dependent upon the Company’s ability to obtain additional financing, increase revenues, control costs and operate profitably.  To this end, the Company retained an investment banking firm and completed an acquisition of Execuserve Corp. that may diversify the Company’s range of products and services.  The Company continues to seek additional financing to help execute its business plan. There can be no assurance that the Company will be successful in attaining these objectives or that attaining such objectives will result in operating profits, positive cash flows or an overall improvement in the Company’s financial position in future periods.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3.  Significant Accounting Policies Applicable to Interim Financial Statements:

A.  Intangible Assets and Long-Lived Assets–

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

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
 Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

B.  Income Taxes -
The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded as an other expense within selling, general and administrative expenses, and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  There were no amounts accrued for penalties or interest as of or during the six months ended June 30, 2010 and 2009.  The Company does not expect its unrecognized tax benefit position to change during the remainder of the current fiscal year. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its current position.

Net operating losses (“NOLs”) may be utilized under certain conditions as an offset against future income tax liability. Internal Revenue Code (“IRC”) Section 382 and the regulations promulgated under IRC Section 382 limit the utilization of NOLs due to ownership changes.  If it is determined that a change in control has taken place, utilization of the Company’s NOLs will be subject to severe limitations in future periods, which would have an effect of eliminating the future tax benefits of the NOLs.  Income tax benefits resulting from net losses incurred for the three and six months ended June 30, 2010 and 2009 were not recognized as the Company’s annual effective tax rate for both periods was estimated to be 0%.

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

C. Revenues -

The Company earns a fee for each telephone solicitor’s call attempt (whether or not the call is completed) which generates a query to a data base of Do-Not-Call telephone numbers.  Through its principal subsidiary, Call Compliance, Inc., the Company has an annually renewable contract with its data base distributor to perform the following functions:

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

Through its Execuserve Corp. (“Execuserve”) subsidiary, the Company recognizes test service revenue ratably over the term of the contract.  As of June 30, 2010, all contracts were paid on a month to month basis and revenue was earned during the period services were provided.

D. Cost of Revenues -

The Company’s cost of revenues is comprised of fees paid to its distributors and database administrators as well as depreciation of the capitalized costs of software used to maintain the Company’s databases.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
 Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The Execuserve Corp. cost of revenues is solely comprised of depreciation of the capitalized costs of software used to generate revenues.

E.   Stock-Based Payments

From time to time, the Company’s shares of common stock have been issued as payment to employees and non-employees for services. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in the Company’s consolidated financial statements for certain of its assets and expenses.

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

As Execuserve becomes integrated into the Company, the Company believe the strategic opportunities will be expanded allowing the Company to pursue a growth strategy.  Starting from a fairly small core base of loyal users, we need to further expand our client base, target specific industries which can realize a high return on investment in better hiring through effective job candidate evaluation, increase our product availability through various sales channels and broaden our base product offerings.

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

(d)
issuance of an aggregate 7,970,220 shares (each, a “Retention Share”) of Company Common Stock to certain employees of Execuserve, including Robinson, who is to receive 3,170,220 Retention Shares, and Rennockl, who is to receive 4,000,000 Retention Shares;  Robin Rennockl’s position as Vice President of Sales was eliminated as a cost containment measure effective May 31, 2010.  In accordance with the termination agreement, Ms Rennockl fully vested into 1,000,000 shares of the Company Common Stock.   The remaining 3,000,000 shares that Ms. Rennockl was to receive as retention shares were cancelled.

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
(h)
Execuserve retaining Rennockl as its Vice President of Sales pursuant to a written Employment Agreement;  Robin Rennockl’s position as Vice President of Sales was eliminated as a cost containment measure effective May 31, 2010.

(i)	Eley being elected to the Company’s Board of Directors; On June 14, 2010, the Company accepted a written resignation of Ely from his position as a director of the Company.
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

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
 Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The Merger became effective on February 9, 2010. As a result of the Merger’s effectiveness, among other matters, (i) the Company became obligated to issue all of the Merger Shares, Exchanged Debt Shares and Retention Shares, (ii) the Company tendered payment in full against the Satisfied Debt, (iii) Execuserve retained Eley as a consultant, Robinson as its Chief Executive Officer and President and Rennockl as its Vice President of Sales. The Eley consulting agreement was mutually terminated effective 5/31/2010. On June 15, 2010, Execuserve Corp entered into an Independent Sales Representative Agreement with EPC, LLC, a Virginia limited liability company of which Eley is a principal member, (iv) the Execuserve Exchanged Debt was satisfied, , and (v) Eley became a member of the Company’s Board of Directors.

The Company calculated the purchase price of the acquisition to be an aggregate of $1,099,059, which was derived from two components of the purchase consideration as follows:  (1) The value of the debt and equity shares was valued at $259,361 ($0.0054 per share of the Company’s common stock exchanged as quoted on the Over-the-Counter Bulleting Board on the effective date of the transaction); and (2) $839,698 of assumed liabilities.

The Company recorded the following Execuserve assets at fair value:

Current assets	$1,921
Brand names	124,486
Non-compete agreements	33,022
ERP systems	250,168
Goodwill	689,462
Total assets acquired	$1,099,059

The Company recorded the 7,970,220 Retention Shares for retention of key personnel as a prepaid expense in the amount of $43,039 ($0.0054 per share of the Company Common Stock exchanged as quoted on the Over-the-Counter Bulleting Board on the effective date of the transaction).  The prepaid share based compensation will be expensed over the 24 month service period.   On May 31, 2010, the Company eliminated the position of Vice President Execuserve Corp. Sales held by Robin Rennockl.  In consideration for the termination of her employment and, in satisfaction of any claims as provided in her employment agreement, the Company immediately vested 1,000,000 of her 4,000,000 Retention Share issuance.  The remaining 3,000,000 shares were cancelled.

The Company incurred $182,463 in costs to complete the Execuserve Merger transaction.  The Company capitalized $44,376 to deferred loan costs relating to the amendment and restatement of the then outstanding debentures of the Company and Execuserve (See Note 6).  These costs will be amortized over the term of the restructured Secured Convertible Debenture.  The Company recorded $7,388 as stock issuance costs.  The Company expensed the remaining $130,699 as incurred; $48,055 was expensed during the year ended December 31, 2009 and $82,644 was expensed during the three months ended March 31, 2010.

In consideration for their agreeing to subordinate their existing security interests to the security interest of the Agile Opportunity Fund, LLC (“Agile”), effective as of February 9, 2010, the Company issued 1 million shares of Company Common Stock to Barry Brookstein (“Brookstein”), the Company’s Chief Financial Officer, 3 million shares of Company Common Stock to Henry Ponzio (“Ponzio”) and 7 million shares to Nascap Corp. (“Nascap”).  Collectively, these security interest holders own $550,000 of debt of the Company.

In connection with the consummation of the Merger, the Company issued to Summit Trading Limited (“Summit”) 12 million shares of Company Common Stock as consideration for services rendered with respect to the Merger Agreement in addition to shares of Company Common Stock previously issued to Summit.

NOTE 5.    Goodwill

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with ASC Topic 350, “Intangibles - Goodwill and Other Intangible Assets,” goodwill and other indefinite life intangible assets are no longer amortized, instead are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
 Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

In connection with the Execuserve acquisition, the Company recorded goodwill in the amount of $689,462. The Company will perform the goodwill impairment test at least annually commencing in the fourth quarter of the current fiscal year.

NOTE 6.    Intangibles Other - Net

In accordance with ASC Topic 350-20 “Intangibles - Goodwill and Other” (ASC 350-30), intangible assets that have finite lives are amortized over the period during which the asset is expected to contribute directly or indirectly to cash flows of the entity (useful lives). The amortization method should reflect the pattern in which the asset's economic benefits are consumed by the entity. If the pattern cannot be determined, the straight-line method is used.

The identified intangible assets recorded in connection with the Execuserve Merger transaction will be amortized over their estimated useful lives of 4-5 years.   Amortization began on February 5, 2010 in accordance with the guidance under ASC Topic 350-30.

With the acquisition of Execuserve, the Company acquired the following intangible assets which are used in operations:

		June 30, 2010
	Period of Amortization	Amounts
Intangibles assets - other, net:
Brand Name	Indefinite	$124,486
Non-Compete Agreements	4 years	33,022
ERP System	5 years	250,168
Subtotal		407,676
Less: Amortization		(24,286)

Intangibles assets - other, net		$383,390

The Company also has capitalized patents, net in the amount of $18,035.

NOTE 7.    Secured Convertible Debentures:

In connection with the consummation of the Execuserve Merger and in order to fund the future operations of the Company and Execuserve, to fund the payment of outstanding accounts payable of the Company and Execuserve, including the Satisfied Debt, and to amend and restate the debt currently owed to Agile by the Company and Execuserve, the Company agreed to borrow additional funds from Agile and restructure the outstanding indebtedness owed to Agile by the Company and Execuserve pursuant to an Amended and Restated Securities Purchase Agreement (“Agile A&R Agreement”), dated as of February 5, 2010, among the Company, Execuserve, Spirits Management Inc. (“Spirits”), Brookstein, Dean Garfinkel (“Garfinkel”) and Agile.  Garfinkel is the President, Chief Executive Officer and a director of the Company, Brookstein is the Chief Financial Officer and a director of the Company and Spirits is a New York corporation in which Brookstein is an executive officer and the sole shareholder.

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

The following is a summary of the transaction with Agile:

(a)	Agile provides the Company with $525,000 in new funds (the “New Agile Funds”);
(b)
the obligations of the Company and Execuserve contained in the Existing Company Debentures and Existing Execuserve Notes were amended and restated, and the new obligations arising in connection with the loan of the New Agile Funds were consolidated into one Amended and Restated Secured Convertible Debenture of the Company in the principal amount of $1,765,000 with a maturity date of February 1, 2011 (“Agile A&R Debenture”) and the Company delivered to Agile the Agile A&R Debenture, with the obligations under the Agile A&R Debenture being guaranteed by Call Compliance Inc., another wholly-owned subsidiary of the Company, and Execuserve;

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

NOTE 8.    Related Party Transactions:

A.  Deferred Officers’ Compensation –

For the six months ended June 30, 2010, the Company’s chief executive officer and principal stockholder, Garfinkel, and the Company’s chief financial officer and principal stockholder, Brookstein, each agreed to defer the payment of their respective salaries. The amount of such deferred salaries for the six months June 30, 2010 totaled $120,000, each.  As compensation for Garfinkel and Brookstein agreeing to defer their salaries, the Company granted to each of them five-year warrants (each, a “Deferred Salary Warrant”) to purchase 12 million shares (each, a “Deferred Salary Warrant Share”) of Company Common Stock at $0.01 per Deferred Salary Warrant Share at the rate of 100 Deferred Salary Warrants for each $1.00 of deferred salary.  The Deferred Salary Warrants were issued as of January 1, 2010. The Company valued these issuances utilizing a Black-Scholes option pricing model.  The Company utilized the following management assumptions:  Share Price of $0.0054; Exercise Price of $0.01; Expected Volatility of 29%; and Risk-Free Rate of 2.4%.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications.  The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.  As of the date of issuance, the Deferred Salary Warrants had nominal value.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
 Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

B.  Preferred Stock Dividends -

The Company has failed to pay dividends on the 1.25 million outstanding shares of its Series B Senior Subordinated Convertible Voting Preferred Stock (the “Series B Preferred Stock”) that were payable on the last day of each month during the first six months of 2010.  Dividends on the Series B Preferred Stock may only be paid out of funds legally available for such purpose.  Under Nevada law, generally, a corporation’s distribution to stockholders may only be made if, after giving effect to such distribution, (i) the corporation would be able to pay its debts as they become due in the usual course of action and (ii) the corporation’s total assets equal or exceed the sum of the corporation’s liabilities plus the amount that would be needed, if the corporation was to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to those receiving the distribution.

The Company deferred dividends for the first six months of 2010 equal to $75,000: $30,000 due to Brookstein, and $45,000 due to Spirits.  Brookstein and Spirits have each agreed to such non-payments, subject to their each receiving five-year warrants (each, a “First Quarter 2010 Series B Deferred Dividend Warrant” and “Second Quarter 2010 Series B Deferred Dividend Warrant”)) to purchase shares (each, a “First Quarter 2010 Series B Deferred Dividend Warrant Share” and “Second Quarter 2010 Series B Deferred Dividend Warrant Share”) of Company Common Stock to such holders at $0.01 per First and Second Quarter 2010 Series B Deferred Dividend Warrant Share.  The total of the First and Second Quarter 2010 Series B Deferred Dividend Warrants were granted 3.0 million to Brookstein, 4.5 million to Spirits.

C.  Issuance of Deferred Interest Payment Warrants

Effective January 1, 2010, the Company issued Brookstein 450,000 Deferred Interest Payment Warrants in exchange for a deferral of interest due through June 30, 2010 on a $50,000 secured loan Brookstein made to the Company in June 2009.  The Company continues to accrue interest on these notes.  The issuance of the deferred interest payment warrants were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: share price:  $0.0054; strike price $0.01; expected volatility: 29%; risk free interest rate: 2.4%; term: 5 years.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

D.  Management Agreement

The Company entered into a verbal management agreement with an entity wholly owned by Garfinkel, the Company’s Chief Executive Officer.  Under the terms of this verbal agreement, the Company is to receive customer service support, content updates and promotional and growth support for the Regulatory Guide line of business.  The Company is responsible for accounting, software upgrades, web changes, and hardware and internet costs.  In consideration, the Company is committed to pay 50% of the Company’s net revenues from this line of business and 75% of the Company’s net above the 2009 base year.  For the three months and six months ended June 30, 2010, the Company paid approximately $10,500 and $21,000, respectively.  This Management Agreement ended on June 30, 2010.

NOTE 9.    Major Distributor:

At June 30, 2010, one distributor comprised approximately 42.1% of the Company’s accounts receivable. This distributor generated 75.1% and 78.4% of the Company’s revenues for the six month period ended June 30, 2010 and June 30, 2009, respectively

NOTE 10.    Stockholders’ Equity Transactions:

In addition to the common stock issuances described in Note 4 and Note 8, and the stock warrant issuances described in Note 7, the Company issued the following during the three months ended March 31, 2010:

A.   Issuance of Shares to Atlanta Capital Partners, LLC. -

The Company entered into a one year services agreement with Atlanta Capital Partners, LLC, effective February 15, 2010.  In consideration for services provided by Atlanta Capital Partners, LLC, the Company agreed to issue 3.0 million shares of the Company Common Stock, valued at $13,500 ($0.0045 per share as quoted on the Over-the-Counter Bulletin Board on the effective date of the agreement).  These shares are non-forfeitable and are fully vested upon issuance.  The Company expensed such value upon issuance.  In addition to the share issuance, the Company is obligated to pay $3,000 per quarter for services rendered.

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

C.  Issuance of Deferred Interest Warrants–

On January 1, 2010, the Company issued to Ponzio and Nascap an aggregate 3.45 million Deferred Interest Payment Warrants in exchange for a deferral of payment of interest due through June 30, 2010 on notes owned by such entities in aggregate principal amount of $500,000.  The Company continues to accrue for the interest on these notes.  These issuances were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: share price: $0.0054; strike price: $0.01; expected volatility: 29%; risk free interest rate: 2.4%; term: 5 years.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

D.  Asset Acquisition

On April 7, 2010, the Company entered into an agreement with the owner and developer (the “Seller”) of certain software and intellectual property rights. In exchange for the transfer of the software and intellectual property, the Company compensated the Seller with the following:

•	2.75 million shares of the Company Common Stock (valued at $0.0065/share as quoted on the Over-the-Counter Bulletin Board or $17,875 in aggregate) , and
•
warrants to purchase 500,000 shares of the Company Common Stock with a per warrant share exercise price of $.05. These issuances were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: share price: $0.0065; strike price: $0.05; expected volatility: 29%; risk free interest rate: 2.4%; term: 5 years.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

The Company expensed the value of the shares and warrants on the date of acquisition, April 7, 2010..

E.  Issuance of Warrants to Terminate Lease Agreement

On April 13, 2010, the Company and the lessor of its former office space in Glen Cove, New York mutually terminated the office space agreement between the two parties effective January 1, 2010. The agreed upon terms of the lease termination were as follows:

·	The Company would pay $1,000 a month for 10.5 months starting April 15, 2010,
·	The Company would grant the lessor 1.675 million 5-year warrants with an exercise price of $.02 a share,
·	The Company would be relieved of $39,000 in CAM expenses and real estate taxes owed to the lessor,
·	The Company forfeited the $10,600 security deposit held with the lessor, and
·	The Company would be relieved of future lease obligations effective January 1, 2010 through July 31, 2011, the former maturity date of the lease.

F.  Issuance of Warrants to a Vendor

On April 21, 2010, the Company entered into a Letter Agreement with a vendor.  In consideration for services rendered, valued at $10,650, the Company would issue 532,500 5-year warrants with an exercise price of $0.02 per share.  The warrant issuance was accepted by the vendor as full satisfaction of the Company’s $10,650 obligation.

G.  Cancellation of Retention Shares

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
 Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Robin Rennockl’s position as Vice President of Sales was eliminated as a cost containment measure effective May 31, 2010.  In accordance with the termination agreement, Ms Rennockl fully vested into 1,000,000 shares of the Company Common Stock.   The remaining 3,000,000 shares that Ms. Rennockl was to receive as retention shares were cancelled.

NOTE 11.    Recent Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “Fair Value Measurements” ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 will not have a significant effect on the Company’s consolidated financial position or results of operations.

Other accounting guidance that has been issued or proposed by FASB and other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon their respective adoptions.

NOTE 12.  Segment Information

On February 9, 2010, the Company consummated the transactions contemplated by the Merger Agreement with Execuserve.  The Company had historically been involved in a single industry, providing compliance technologies and services to the teleservices industry.  Execuserve provides employment test and services to organizations looking to hire new employees.  Therefore, as of February 9 2010, the Company’s operations are now conducted in two segments; the compliance technologies and the employment test and services.  The Company identified the reportable segments by segmenting the different types of products and service offerings.  Selected information about the Company’s two operating segments for the six months ended June 30, 2010 is as follows:

	Revenue	Cost of Revenues	Gross Margin	Total Operating Expenses	Other Income	Income (loss) from operations
Compliance Technologies	$565,662	$278,967	$286,695	$98,213	$-	$188,482
Employment Test and Services	32,664	3,828	28,836	86,820	18,465	(39,519)
Corporate costs	-	-	-	1,381,983	-	(1,381,983)
Total consolidated	$598,326	$282,795	$315,531	$1,567,016	$18,465	$(1,233,019)

Management reviews the Company’s assets on a consolidated basis because it is not meaningful to allocate assets to the various segments.  Management evaluates segment performance based on revenues and operating income.  The Company does not allocate income taxes or charges determined to be non-recurring in nature.

NOTE 13. Select Pro-Forma Financial Information

The following represents the unaudited condensed pro forma financial results of the Company as if the acquisition of Execuserve had occurred as of the beginning of the periods presented.  Unaudited condensed pro forma results are based upon accounting estimates and judgments that the Company believes are reasonable.  The unaudited condensed pro forma results also include adjustments to interest expense as all existing convertible notes and bridge loans of Execuserve were repaid or converted to Company common stock upon consummation of the Execuserve merger.  The condensed pro forma results are not necessarily indicative of the actual results of operations of the Company had the acquisition occurred at the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
 Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

	For the 3 months ended June 30
	2010	2009
Total revenues	$298,806	$298,043
Net loss	$(579,974)	$(446,353)
Earnings per share	$0.00	$0.00

	For the 6 months ended June 30
	2010	2009
Total revenues	$630,990	$639,768
Net loss	$(1,346,554)	$(916,272)
Earnings per share	$(0.01)	$(0.01)

NOTE 14.    Subsequent Events

A.  Sale and Issuance – Secured Convertible Debentures

On July 1, 2010, the Company sold and issued to Agile a Secured Convertible Debenture (the “Agile 2010 Debenture”) in the original principal amount of $175,000 pursuant to the Omnibus Amendment and Securities Purchase Agreement, dated as of July 1, 2010 (the “July 2010 Omnibus Amendment and Agreement”), between the Company and Agile.  The July 2010 Omnibus Amendment and Agreement further provides that, upon the exercise of the rights granted Agile in Section 1, thereof, the Company shall sell and issue to Agile a second Secured Convertible Debenture (the “Agile August 2010 Debenture,” and, collectively with the Agile July 2010 Debenture, the “Agile 2010 Debentures”) in the principal amount of $125,000.

The Agile July 2010 Debenture matures on June 30, 2011 (the “July 2010 Debenture Maturity Date”) and is to bear interest at the rate of 20% per annum.  The Company further agreed that, in addition to the interest due under the Agile July 2010 Debenture, Agile shall be entitled to an additional payment, on the July 2010 Debenture Maturity Date (or whenever the Agile July 2010 Debenture is paid in full), such that Agile’s annualized rate of return on such principal payment shall be equal to 30%.  The Company was required to pre-pay all interest on the Agile July 2010 Debenture accruing through September 30, 2010.  Payments of interest accruing pursuant to the Agile July 2010 Debenture after September 30, 2010 shall be due and payable on a monthly basis beginning on October 31, 2010.

The Agile August 2010 Debenture matures on August 30, 2011 and is to bear interest at the rate of 20% per annum.

In connection with the sale and issuance of the Agile July 2010 Debenture, the Company issued to Agile 6,000,000 shares (each, an “Agile July 2010 Debenture Equity Incentive Share”) of the Company common stock.

The principal and all accrued and unpaid interest under the Agile 2010 Debentures are, at the option of Agile, convertible into shares (each, an “Agile 2010 Convertible Share”) of Company Common Stock at a per-share conversion price equal to the closing trading price of the Common Stock on the conversion date but in no event less than $0.001 per share.

The Company’s obligations under the Agile 2010 Debentures are secured by all of the assets of the Company.

B.  Issuance of Deferred Interest Warrants–

The Company previously issued Deferred Interest Payment Warrants in exchange for a deferral of interest due on promissory notes payable to Brookstein, the Company’s Chief Financial Officer, Ponzio and Nascap through June 30, 2010.  The Company anticipates that it will be necessary to continue to defer payment of interest on these promissory notes through the three months ending September 30, 2010.  The amount of interest that will become payable on the promissory notes for such three month period of 2010 will total $19,500; with $2,250 due to Brookstein, $6,750 due to Ponzio and $10,500 due to Nascap.  Brookstein, Ponzio and Nascap each agreed to such non-payments, subject to their each receiving five-year warrants (each, a “Third Quarter 2010 Deferred Interest Warrant”) to purchase an aggregate 1.95 million shares (each, a “Third Quarter 2010 Deferred Interest Warrant Share”) of Company Common Stock at $0.01 per Third Quarter 2010 Deferred Interest Warrant Share.  The Third Quarter 2010 Deferred Interest Warrants were issued on July 7, 2010; with 225,000 Third Quarter 2010 Deferred Interest Warrants granted to Brookstein, 675,000 Third Quarter 2010 Deferred Interest Warrants granted to Ponzio and 1.05 million Third Quarter 2010 Deferred Interest Warrants granted to Nascap.

C.  Issuance of Deferred Salary Warrants–

The Company has been deferring a portion of the salaries of Garfinkel and Brookstein, its principal executive officers. The Company determined that it is necessary to continue to defer a portion of these executive officers’ salaries through the third fiscal quarter of 2010. The executive officers agreed to defer their salaries as follows: Garfinkel agreed to defer $45,000 of $60,000 of his salary and Brookstein agreed to defer all of his salary. The deferral agreements of Garfinkel and Brookstein were subject to their each receiving five-year warrants (each, a “Third Quarter 2010 Deferred Salary Warrant”) to purchase shares (each, a “Third Quarter 2010 Deferred Salary Warrant Share”) of Company Common Stock at $0.01 per Third Quarter 2010 Deferred Salary Warrant Share, at the rate of 100 Third Quarter 2010 Deferred Salary Warrants for every $1 of salary deferred. Accordingly, the corporation granted Garfinkel 4.5 million Third Quarter 2010 Deferred Salary Warrants and granted Brookstein 6 million Third Quarter 2010 Deferred Salary Warrants. The Third Quarter 2010 Deferred Salary Warrants were granted on July 7, 2010.

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
● the Company’s ability to generate increased sales and operate profitably for both reportable segments;
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
● the outcome of the Company’s efforts to expand its products and service offerings, both internally and through acquisitions of other businesses having similar or complementary products or service offerings; and
● the ability of the Company to efficiently and effectively transition the acquisition of Execuserve Corp.; and
● other risks and uncertainties set forth in this Form 10-Q, the Company’s Form 10-K for the year ended December 31, 2009, and, from time to time, in the Company’s other filings with the Securities and Exchange Commission.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied.  It bases its estimates on historical experience and on various assumptions that it believes are reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.

Revenue Recognition

The Company earns a fee for each telephone solicitor’s call attempt (whether or not the call is completed) which generates a query to a data base of Do-Not-Call telephone numbers.  Through its principal subsidiary, Call Compliance, Inc., the Company has an annually renewable contract with its data base distributor to perform the following functions:

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

Through its Execuserve Corp. (“Execuserve”) subsidiary, the Company recognizes test service revenue ratably over the term of the contract.  As of June 30, 2010, all contracts were paid on a month to month basis and revenue was earned during the period services were provided.

Stock-Based Payments

From time to time, the Company’s shares of common stock have been issued as payment to employees and non-employees for services. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in the Company’s consolidated financial statements for certain of its assets and expenses.

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

Results of Operations for the Periods Ended June 30, 2010 Compared to the Periods Ended June 30, 2009

The Company believes the following selected revenue and expense data, the percentage relationship between revenues and major categories in the Company’s condensed consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented is important in evaluating the performance of its business operations.

	Three Months Ended June 30,
	2010		2009		2010 vs. 2009
		Percentage		Percentage	Amount	Percentage
		of		of	Increase	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	(Decrease)
Revenues	$317,271	100.0%	$277,777	100.0%	$39,494	14.2
Cost of Revenues	146,896	46.3	137,855	49.6	9,041	6.6
Gross Margin	170,375	53.7	139,922	50.4	30,453	21.8
Selling, general and
administrative expenses	541,216	170.6	412,400	148.5	128,816	31.2
Interest expense	161,589	50.9	64,520	23.2	97,069	150.4
Amortization of loan costs
and related financing
expense	47,544	15.0	36,660	13.2	10,884	29.7
Operating loss	(579,974)	(182.8)	(373,658)	(134.5)	(206,316)	55.2
Net loss	(579,974)	(182.8)	(373,658)	(134.5)	(206,316)	55.2
Preferred dividends	37,500	11.8	37,500	13.5	-	-
Loss attributable to common
stockholders	(617,474)	(194.6)	(411,158)	(148.0)	(206,316)	50.2

	Six Months Ended June 30,
	2010		2009		2010 vs. 2009
		Percentage		Percentage	Amount	Percentage
		of		of	Increase	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	(Decrease)
Revenues	$598,326	100.0%	$589,909	100.0%	$8,417	1.4
Cost of Revenues	282,795	47.3	293,812	49.8	(11,017)	-3.7
Gross Margin	315,531	52.7	296,097	50.2	19,434	6.6
Selling, general and
administrative expenses	1,107,099	185.0	920,334	156.0	186,765	20.3
Interest expense	334,974	56.0	122,851	20.8	212,123	172.7
Amortization of loan costs
and related financing
expense	124,942	20.9	73,320	12.4	51,622	70.4
Operating loss	(1,251,484)	(209.2)	(820,408)	(139.1)	(431,076)	52.5
Other income	18,465	3.1	-	0.0	18,465	-
Net loss	(1,233,019)	(206.1)	(820,408)	(139.1)	(412,611)	50.3
Preferred dividends	75,000	12.5	75,000	12.7	-	-
Loss attributable to common
stockholders	(1,308,019)	(218.6)	(895,408)	(151.8)	(412,611)	46.1

Revenues for the three months ended June 30, 2010 were $317,271, compared to revenues of $277,777 for the corresponding period in 2009. This increase of $39,494 or 14.2% was mainly attributable to an increase in revenues generated by Execuserve Corp. (which was acquired on February 9, 2010) for the three months ended June 30, 2010 in the amount of $24,340.  Revenues also increased due to an increase in revenues generated by the Company’s enhanced caller ID product in the amount of $38,998.  These increases were offset by a decrease in revenues generated by the Company’s principal product, Teleblock, by $16,294 as well as, regulatory and charitable fundraising guide revenues decreasing by $7,360.

For the six months ended June 30, 2010, revenues were $598,326, compared to revenues of $589,909 for the corresponding period in 2009, an increase of $8,417, or 1.4%. This increase was primarily attributable to revenues generated from Execuserve Corp. (which was acquired on February 9, 2010) in the amount of $32,664, and an increase in the Company’s enhanced caller ID product in the amount of $58,478.  These increases were offset by lower revenues generated by the Company’s principal product, TeleBlock, in the amount of $79,708.

Cost of revenues for the three months ended June 30, 2010 totaled $146,896, an increase of $9,041, or 6.6% compared to $137,855 for the 2009 second quarter.  In dollar terms, fees payable to the Company’s principal distributor decreased by $5,136 as a result of the decrease in revenues generated by the Company’s principal product, Teleblock. The Company experienced an increase in of $4,294 in expensed associated with the enhanced caller ID product and the Company experienced an increase of $10,500 in management fees paid to an affiliate of the Company during the three months ended June 30, 2010.

For the six months ended June 30, 2010, cost of revenues totaled $282,795, a decrease of $11,017, or 3.7%, when compared to cost of revenues of $293,812 for the same period last year. The decrease is primarily attributable to a decrease in fees payable to our principal distributor, VeriSign, which decreased by $28,262 as a result of the decrease in revenues generated by the Company’s principal product, Teleblock.  The decrease was offset by increases in Execuserve Corp. cost of revenues and an increase in cost of revenues associated with the enhanced caller ID product in the amount of $6,830. Execuserve was acquired in February 2010, accordingly, there were no costs of revenues associated with Execuserve in 2009.

As a percentage of revenues, cost of revenues for the current quarter and 2010 year-to-date periods decreased to 46.3% from 49.6% and to 47.3% from 49.8%, respectively, compared to those periods last year.  These decreases reflect a decline in TeleBlock revenues when compared to total revenues as well as decreased software amortization expense and lower production and back-up site hosting fees that are attributable to the TeleBlock platform.  These decreases are also attributable to strengthened gross margins experienced by Execuserve Corp. product line and the enhanced caller ID products.

Selling, general, and administrative expenses increased by $128,816, or 31.2%, to $541,216 for the three months ended June 30, 2010 compared to $412,400 for the same period last year. This increase was attributable to the following: the addition of Execuserve expenses of approximately $77,500, an increase in professional fees of approximately $105,000 and an increase in the bad debt expense of approximately $37,360.  Professional fees increased by approximately $105,000 during the 2010 period due as a result of the acquisition and as a result of increased compliance costs. The increase in bad debt expense is attributable to a write-off of TeleBlock receivables.  These increases were partially offset by decreased advertising and marketing expenses, which declined by approximately $42,000.

For the six months ended June 30, 2010, selling, general, and administrative expenses totaled $1,107,099, which were $186,765, or 20.3%, higher than selling, general, and administrative expenses of $920,334 for the comparable six month period in 2009. The Company experienced an increase in professional fees by approximately $124,000, primarily attributable to fees associated with the Execuserve Corp. acquisition and Agile loan.  The Company also experienced an increase in Execuserve Corp. selling, general and administrative expenses by approximately $55,000. Execuserve was acquired in February 2010, accordingly, there were no selling, general and administrative expenses associated with Execuserve in 2009.

As a percentage of revenues, selling, general, and administrative expenses for the quarter were 170.6% in 2010 and 148.5% in 2009.  As a percentage of revenues, selling, general, and administrative expenses for the six month periods, the expense categories were 185.0% in 2010 and 156.0% in 2009. The increase in this percentage is principally due to the slight increase in revenue and the significant increase in selling, general and administrative expenses during the second quarter 2010 compared to the same quarter in the prior year and Execuserve was acquired in February 2010, accordingly, there were no selling, general and administrative expenses associated with Execuserve in 2009.

Quarterly interest expense increased by $97,069, or 150.4%, to $161,589 for the 2010 second fiscal quarter from $64,520 in the 2009 second fiscal quarter.  This increase reflects additional interest of $90,660 on the Agile Debentures that were sold and issued in February 2010 as well as higher interest of $10,500 on the Nascap Restated Note as the principal outstanding increased to $350,000 from $150,000 in April 2009.  In addition, the Company incurred interest of $6,750 during the second quarter 2010 on the Brookstein Note that was issued in 2009. The Company also incurred interest expenses of $51,060, the fair market value of warrants issued for deferring salary, dividend and interest payments. . The components of the change in this category closely paralleled the changes in the quarterly period.  As a percentage of revenues, interest expense for the current quarter and year-to-date periods increased to 50.9% from 23.2% and to 56.0% from 20.8%, respectively, compared to those periods last year.

For the six months ended June 30, 2010, interest expense increased by $212,123, or 172.7%, to $334,974 for the six months ended June 30, 2010 from $122,851 for the six months ended June 30, 2009.  This increase reflects additional interest of $147,560 on the Agile Debentures that were sold and issued in February 2010 as well as higher interest of $21,000 on the Nascap Restated Note as the principal outstanding increased to $350,000 from $150,000 in April 2009.  The Company also incurred interest expenses of $51,060 , the fair market value of warrants issued for deferring salary, dividend and interest payments..

The Company’s quarterly loan cost amortization and related financing expense, including amortization of loan discount, was $47,544 for the 2010 second fiscal quarter, an increase of $10,884, or 29.7%, compared to $36,660 for the 2009 second fiscal quarter.  Deferred loan costs and loan discount amortized during the 2010 and 2009 second fiscal quarters are related to the debentures that were issued to Agile in May and September 2008 and September 2009 and subsequently restructured in connection with the Execuserve Corp. acquisition in February 2010.  As a percentage of revenues, amortization of loan costs and related financing expense for the current quarter and year-to-date periods increased to 15.0% from 13.2% and to 20.9% from 12.4%, respectively, compared to the same periods last year.

The Company’s quarterly loan cost amortization and related financing expense, including amortization of loan discount, was $124,942 for the six months ended June 30, 2010, an increase of $51,622, or 70.4%, compared to $73,320 for the six months ended June 30, 2009.  Deferred loan costs and loan discount amortized during the 2010 and 2009 second fiscal quarters are related to the debentures that were issued to Agile in May and September 2008 and September 2009 and subsequently restructured parting connection with the Execuserve Corp. acquisition in February 2010.

As a result of the foregoing, the Company’s 2010 second fiscal quarter net loss increased by $206,316, or 55.2%, to $579,974 from $373,658 in the 2009 comparable quarter.

Dividends of $37,500 and $75,000 were accrued on the Series B Preferred Stock during the 2010 and 2009 quarter and year-to-date periods, respectively, and are taken into account when computing loss per common share.  The dividends were not paid during 2010 and 2009 as Nevada law prohibited such payment.

For the three and the six-month periods ended June 30, 2010 and 2009, the Company’s annual effective tax rate was estimated to be 0%. Accordingly, no tax benefit or cost was recognized in either of such periods.  The Company believes that future taxable losses, as well as those incurred from February 10, 2006 (the date on which the Company was no longer subject to Sub-part S of the Internal Revenue Code) to June 30, 2010 will be available to offset subsequent future taxable income, if any.

Liquidity and Capital Resources

Cash used in operating activities of $414,481 and $330,549 for the six month periods ended June 30, 2010 and 2009, respectively, was comprised of the net loss, reduced by non-cash items of $515,559 and $189,062, plus or minus the effect of changes in assets and liabilities.  The net loss as adjusted for non-cash items was $717,460 for the six months ended June 30, 2010, compared to $631,346 for the six months ended June 30, 2009.  This increase of $86,114 was due to a higher net loss of $1,233,019 and an increase in depreciation and amortization charges of $38,273, of which $124,942 was amortization of deferred charges and debt discount.  In addition, the increase for interest and penalties that were effectively financed of $120,675, the change of $61,266 for the current period addition of bad debt expense and the increase of approximately $103,259 for share based payments during the quarter.  The changes in assets and liabilities increased the Company’s net cash used in operating activities by $302,979 and $300,797 in the six months ended June 30, 2010 and 2009, respectively.

Cash used in investing activities was $8,100 for the six months ended June 30, 2009 and was used to develop capitalized software.

Net cash provided by financing activities was $407,247 during the six months ended June 30, 2010 and was $182,888 during the six months ended June 30, 2009 resulting in an increase of $224,359. During the six months ended June 30, 2010, the Company received an additional $525,000 in borrowings from an existing lender. These increases in cash were partially offset by loan cost payments of $90,662 and payments of short term and demand loans of $19,703. No assurance can be given that financing will be available when needed or, if available, such financing will be on terms beneficial to the Company.

The net change in cash was a decrease of $7,234 and a decrease of $155,761 for the six months ended June 30, 2010 and the 2009, respectively.

The Company’s working capital deficits were $4,123,226 and $2,147,255 as of June 30, 2010 and December 31, 2009, respectively.  Current assets increased by $21,387, or 7.1%, due to an increase in accounts receivable of $30,766, offset by a decrease in cash of $7,234 and prepaid expenses of $2,145. Current liabilities increased by $1,997,357 or 81.5%, and were principally due to an increase in accounts payable and accrued expenses of $219,645, the deferral of accrued officer’s salary totaling $575,000 (an increase of $240,000), an increase of $1,243,348 attributable to the Agile September and November 2009 Debentures and subsequently restructured during February 2010 and the accrual of interest due Agile on all of its debentures and the amortization of loan discounts attributable to the Agile debentures.  In addition, there was a net increase in short-term and demand notes payable and long term debt of $228,864.

On July 1, 2010, the Company sold and issued to Agile a Secured Convertible Debenture (the “Agile 2010 Debenture”) in the original principal amount of $175,000 pursuant to the Omnibus Amendment and Securities Purchase Agreement, dated as of July 1, 2010 (the “July 2010 Omnibus Amendment and Agreement”), between the Company and Agile.  The July 2010 Omnibus Amendment and Agreement further provides that, upon the exercise of the rights granted Agile in Section 1, thereof, the Company shall sell and issue to Agile a second Secured Convertible Debenture (the “Agile August 2010 Debenture,” and, collectively with the Agile July 2010 Debenture, the “Agile 2010 Debentures”) in the principal amount of $125,000.

The Agile July 2010 Debenture matures on June 30, 2011 (the “July 2010 Debenture Maturity Date”) and is to bear interest at the rate of 20% per annum.  The Company further agreed that, in addition to the interest due under the Agile July 2010 Debenture, Agile shall be entitled to an additional payment, on the July 2010 Debenture Maturity Date (or whenever the Agile July 2010 Debenture is paid in full), such that Agile’s annualized rate of return on such principal payment shall be equal to 30%.  The Company was required to pre-pay all interest on the Agile July 2010 Debenture accruing through September 30, 2010.  Payments of interest accruing pursuant to the Agile July 2010 Debenture after September 30, 2010 shall be due and payable on a monthly basis beginning on October 31, 2010.

The Agile August 2010 Debenture matures on August 30, 2011 and is to bear interest at the rate of 20% per annum.

In connection with the sale and issuance of the Agile July 2010 Debenture, the Company issued to Agile 6,000,000 shares (each, an “Agile July 2010 Debenture Equity Incentive Share”) of the Company common stock.

The principal and all accrued and unpaid interest under the Agile 2010 Debentures are, at the option of Agile, convertible into shares (each, an “Agile 2010 Convertible Share”) of Company Common Stock at a per-share conversion price equal to the closing trading price of the Common Stock on the conversion date but in no event less than $0.001 per share.

The Company’s obligations under the Agile 2010 Debentures are secured by all of the assets of the Company.

Going Concern

The Company’s continued losses raise substantial doubt about its ability to continue as a going concern.  Operating losses have resulted from a shortfall of sales revenues to cover the Company’s operating and marketing expenditures during the implementation of the Company’s operating plan, which targets significant sales growth and is long-range in nature. The Company’s ability to operate as a going concern is dependent upon its ability to increase revenues, control costs and operate profitably. The Company (i) has and continues to seek reductions in its operating expenses and (ii) has retained an investment banker to explore acquisition opportunities that may diversify the Company’s range of products and services, as well as to assist the Company in obtaining additional financing as required.  There is no assurance that the Company will be successful in attaining these objectives or that attaining such objectives will result in operating profits, positive cash flows or an overall improvement in the Company’s financial position.

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

Item 4.  Controls and Procedures

(a)           Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2010.   Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 17, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.22
Asset Purchase Agreement, dated April 7, 2010, between Thomas Joseph Koty and Call Compliance.com, Inc. [Incorporated by reference to Exhibit 10.22 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2010), filed with the Securities and Exchange Commission on June 24, 2010].

10.23
Letter Agreement, dated April 13, 2010, between Chestnut Cove Development LLC and Compliance Systems Corporation. [Incorporated by reference to Exhibit 10.23 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2010), filed with the Securities and Exchange Commission on June 24, 2010].

10.24
Omnibus Amendment and Securities Purchase Agreement, dated as of July 1, 2010, among Compliance Systems Corporation, Execuserve Corp., Call Compliance, Inc., Spirits Management Inc., Barry Brookstein, Dean Garfinkel and Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 9, 2010].

10.25
Secured Convertible Debenture of Compliance Systems Corporation, dated July 1, 2010, in the principal amount of $175,000 and payable to Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 9, 2010].

10.26
Warrant Certificate of Compliance Systems Corporation, dated June 30, 2010, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein.  [Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 9, 2010].

10.27
Warrant Certificate of Compliance Systems Corporation, dated June 30, 2010, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc.  [Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 9, 2010].

10.28
Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 6 million common stock purchase warrants registered in the name of Barry M. Brookstein.  [Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 9, 2010].

10.29
Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 4.5 million common stock purchase warrants registered in the name of Dean R. Garfinkel.  [Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 9, 2010].

10.30
Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein.  [Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 9, 2010].

10.31
Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio.  [Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 9, 2010].

10.32
Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 1.05 million common stock purchase warrants registered in the name of Nascap Corp.  [Incorporated by reference to Exhibit 10.9 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 9, 2010].

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

Dated: August 19, 2010	Compliance Systems Corporation

	By:	/s/ Dean Garfinkel
Dean Garfinkel
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Compliance Systems Corporation

By:	/s/ Barry M. Brookstein
Barry M. Brookstein
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)