Form 10-Q
period 2010-09-30
COMPLIANCE SYSTEMS CORP
filed 2010-11-15
CIK 1206133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(516) 674-4545
(Registrant’s telephone number , including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 11, 2010, 284,761,662 shares of common stock of the issuer were outstanding.

INDEX PAGE

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)

ASSETS

Current Assets:
Cash	$25,683	$26,195
Accounts receivable, net	141,630	134,774
Prepaid expenses and other current assets	89,790	142,172
Total Current Assets	257,103	303,141

Property, equipment and capitalized software costs, net	47,362	71,048

Deferred loan costs, net	78,523	11,560
Intangible assets, net	386,479	18,785
Goodwill	689,462	-
Security deposits	3,544	10,600

Total Assets	$1,462,473	$415,134

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Short-term and demand notes payable	$441,377	$379,265
Accounts payable and accrued expenses	1,031,369	842,924
Accrued officers' compensation	680,000	335,000
Short-term note payable - related party	59,000	-
Secured convertible debentures and accrued interest thereon	2,442,943	892,275
Current maturities of long-term debt	177,933	933
Deferred service revenue	51,787	53,670
Total Current Liabilities	4,884,409	2,504,067

Long-term loans payable - related parties	145,600	52,500
Long-term debt, less current maturities	-	156,500

Total Liabilities	5,030,009	2,713,067

Commitments

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 284,761,662 and 194,611,662 shares issued and outstanding, respectively	284,761	194,612
Additional paid-in capital	6,097,824	5,738,510
Accumulated deficit	(9,955,494)	(8,236,428)
Total Stockholders' Deficiency	(3,567,536)	(2,297,933)

Total Liabilities and Stockholders' Deficiency	$1,462,473	$415,134

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$298,233	$329,832	$896,559	$919,741

Cost of Revenues	130,230	145,430	413,025	439,242

Gross Margin	168,003	184,402	483,534	480,499

Operating Expenses:
Selling, general and administrative expenses	420,243	389,581	1,527,342	1,309,915

Operating Loss	(252,240)	(205,179)	(1,043,808)	(829,416)

Interest expense (including amortization of loan costs and related financing expenses)	(233,807)	(105,351)	(693,723)	(301,522)
Other Income - Forgiveness of Debt	-	-	18,465	-

Net Loss	(486,047)	(310,530)	(1,719,066)	(1,130,938)

Preferred Dividends	37,500	37,500	112,500	112,500

Net Loss Attributable to Common Shareholders	$(523,547)	$(348,030)	$(1,831,566)	$(1,243,438)

Basic and Diluted Per Share Data:
Loss per share	$0.00	$0.00	$(0.01)	$(0.01)

Weighted Average Shares Outstanding -
Basic and Diluted	284,696,445	174,101,336	269,046,827	171,640,325

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,719,066)	$(1,130,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	110,350	-
Depreciation and amortization	63,045	28,343
Amortization of deferred charges and debt discount	182,404	165,427
Interest/penalty accrued and not paid or imputed	245,019	96,263
Stock based compensation		-
Bad debt expense	61,266	-
Changes in assets and liabilities:
Accounts receivable	(66,201)	(61,611)
Prepaid expenses and other current assets	122,991	31,505
Security deposits	7,056	-
Accounts payable and accrued expenses	113,716	222,445
Accrued officers' compensation	345,000	230,000
Deferred service revenue	(1,883)	3,723
Total adjustments	1,182,763	716,095
Net Cash Used in Operating Activities	(536,303)	(414,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, equipment and capitalized software	-	(8,936)
Net Cash Used In Investing Activities	-	(8,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) proceeds of short-term and demand loans	(45,543)	166,545
Proceeds from issuance of secured convertible debentures	700,000	100,000
Proceeds from related party loans	-	50,000
Stock issuance costs	(7,388)	-
Loan costs paid in cash	(111,277)	(15,722)
Repayment of long-term debt	-	(50,000)
Net Cash Provided By Financing Activities	535,792	250,823

NET DECREASE IN CASH	(512)	(172,956)

CASH - Beginning of Period	26,195	208,222

CASH - End of Period	$25,683	$35,266

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for:
Interest	$70,416	$94,887

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued for debt repayment/services/future services	$53,689	$5,000
Preferred dividends declared and accrued, but not paid	$112,500	$112,500
Issuance of shares as a debt discount	$33,960	$-
Loan costs paid in stock	$124,200	$-
Value of common stock issued for acquisition	$259,361	$-
Insurance premium financed	$39,155	$31,004
Issuance of promissory note to vendor	$-	$24,750
Value of warrants issued to debt holder	$-	$1,400
Value of common stock issued to secured convertible debenture holder	$-	$28,000
Value of preferred stock converted to common stock	$-	$131,250

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.	Basis of Presentation:

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

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on May 17, 2010.

Certain reclassifications were made to the 2009 presentation to conform to the 2010 presentation.  There was no effect to net loss attributable to common stockholders and stockholders’ deficiency as a result of these reclassifications.

The Company executed the acquisition of Execuserve Corp. on February 9, 2010 (See Note 4).  Upon execution of the Agreement and Plan of Merger, the Company determined the existence of two reportable segments, Compliance Technologies and Employment Tests and Services.

NOTE 2.    Liquidity and Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered continued losses from operations since its inception and incurred a net loss of $1,719,066 for the nine months ended September 30, 2010. The Company has stockholders’ deficiencies of $3,567,536 and $2,297,933 and working capital deficiencies of $4,627,306 and $2,200,926 at September 30, 2010 and December 31, 2009, respectively.

The prolonged trend of net losses incurred over the last eight fiscal years raises substantial doubt about the Company’s ability to continue as a going concern.  Such continuation is dependent upon the Company’s ability to obtain additional financing, increase revenues, control costs and operate profitably and/or selling business operations and/or assets.  The Company continues to seek additional financing to help execute its business plan. There can be no assurance that the Company will be successful in attaining these objectives or that attaining such objectives will result in operating profits, positive cash flows or an overall improvement in the Company’s financial position in future periods.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3.    Significant Accounting Policies Applicable to Interim Financial Statements:

A.  Intangible Assets and Long-Lived Assets–

Expenditures for purchased intangible assets are capitalized. Intangible assets are amortized over their useful lives.

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

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
 Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

B. Stock Based Compensation Arrangements -

The Company accounts for stock-based compensation arrangements in accordance with guidance provided by the Financial Accounting Standards Board Accounting Standards Codification (“ASC”).  This guidance addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as well as share grants and other awards issued to employees and non-employees under free-standing arrangements.  These awards are recorded at costs that are measured at fair value on the awards’ grant dates, based on the estimated number of awards that are expected to vest and will result in charges to operations.

From time to time, the Company’s shares of common stock and warrants have been issued as payment to employees and non-employees for services. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in the Company’s consolidated financial statements for certain of its assets and expenses.

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

Through its Execuserve Corp. (“Execuserve”) subsidiary, the Company recognizes test service revenue ratably over the term of the contract.  As of September 30, 2010, all contracts were paid on a month to month basis and revenue was earned during the period services were provided.

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

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
 Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

E.   Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive:

	September 30, 2010	September 30, 2009
Convertible debentures and accrued interest	703,718,000	15,915,920
Preferred stock	537,231,900	557,856,900
Warrants	107,907,500	40,119,514
Stock options	45,000,000	45,000,000

F.   Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments, consisting primarily of cash, accounts receivable, accounts payable and accrued expenses and all debt, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

G.   Subsequent Events

Management has evaluated subsequent events through the date of this filing.

NOTE 4.	Merger:

The Company entered into an Agreement and Plan of Merger, dated as of February 5, 2010 (the “Merger Agreement”) with Execuserve Corp., a Virginia corporation (“Execuserve”), CSC/Execuserve Acquisition Corp., a Virginia corporation and wholly-owned subsidiary of the Company (“Merger Sub”), W. Thomas Eley (“Eley”), James A. Robinson, Jr. (“Robinson”) and Robin Rennockl (“Rennockl”).

As Execuserve becomes integrated into the Company, the Company believes the strategic opportunities will be expanded allowing the Company to pursue a more defined growth strategy.  Starting from a fairly small core base of loyal users, we need to further expand our client base, target specific industries which can realize a high return on investment in better hiring through effective job candidate evaluation, increase our product availability through various sales channels and broaden our base product offerings.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The Merger Agreement included, among other matters, the consummation of the following transactions:

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

(i)	Eley being elected to the Company’s Board of Directors. On June 14, 2010, the Company accepted a written resignation of Ely from his position as a director of the Company.
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

The Merger became effective on February 9, 2010. As a result of the Merger’s effectiveness, among other matters, (i) the Company became obligated to issue all of the Merger Shares, Exchanged Debt Shares and Retention Shares, (ii) the Company tendered payment in full against the Satisfied Debt, (iii) Execuserve retained Eley as a consultant, Robinson as its Chief Executive Officer and President and Rennockl as its Vice President of Sales. The Eley consulting agreement was mutually terminated effective May 31, 2010. On June 15, 2010, Execuserve Corp entered into an Independent Sales Representative Agreement with EPC, LLC, a Virginia limited liability company of which Eley is a principal member, (iv) the Execuserve Exchanged Debt was satisfied, and (v) Eley became a member of the Company’s Board of Directors.

The Company calculated the purchase price of the acquisition in accordance with the provisions of ASC 805, “Business Combinations” at an aggregate of $1,099,059, which was derived from two components of the purchase consideration as follows:  (1) the value of the debt and equity shares was valued at $259,361 ($0.0054 per share of the Company’s common stock exchanged as quoted on the Over-the-Counter Bulleting Board on the effective date of the transaction); and (2) $839,698 of assumed liabilities.

The Company recorded the following Execuserve assets at fair value:

Current assets	$1,921
Brand names	124,486
Non-compete agreements	33,022
ERP systems	250,168
Goodwill	689,462
Total assets acquired	$1,099,059

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The Company recorded the 7,970,220 Retention Shares for retention of key personnel as a prepaid expense in the amount of $43,039 ($0.0054 per share of the Company Common Stock exchanged as quoted on the Over-the-Counter Bulleting Board on the effective date of the transaction).  The prepaid share based compensation is being expensed over the 24 month service period.   On May 31, 2010, the Company eliminated the position of Vice President - Execuserve Corp. - Sales held by Robin Rennockl.  In consideration for the termination of her employment and, in satisfaction of any claims as provided in her employment agreement, the Company immediately vested 1,000,000 of her 4,000,000 Retention Share issuance.  The remaining 3,000,000 shares were cancelled.

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

	For the three months ended September 30,
	2010	2009
Total revenues	$279,768	$350,098
Net loss attributable to common stockholders	$(486,047)	$(383,225)
Loss per share	$0.00	$0.00

	For the nine months ended September 30,
	2010	2009
Total revenues	$929,223	$969,600
Net loss attributable to common stockholders	$(1,870,101)	$(1,264,302)
Loss per share	$(0.01)	$(0.01)

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.	Goodwill

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with ASC 350, “Intangibles - Goodwill and Other Intangible Assets,” goodwill and other indefinite life intangible assets are no longer amortized, instead are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge.

In connection with the Execuserve acquisition, the Company recorded goodwill in the amount of $689,462. The Company will performs its goodwill impairment test at least annually commencing at the conclusion of the fourth quarter of the current fiscal year.

NOTE 6.    Intangibles Other - Net

In accordance with ASC 350-20 “Intangibles - Goodwill and Other” (ASC 350-30), intangible assets that have finite lives are amortized over the period during which the asset is expected to contribute directly or indirectly to cash flows of the entity (useful lives). The amortization method should reflect the pattern in which the asset's economic benefits are consumed by the entity. If the pattern cannot be determined, the straight-line method is used.

The identified intangible assets recorded in connection with the Execuserve Merger transaction are being amortized over their estimated useful lives.   Amortization began on February 5, 2010 in accordance with the guidance under the ASC.

With the acquisition of Execuserve, the Company acquired the following intangible assets which are used in operations:

		September 30, 2010
	Period of Amortization	Amounts
Intangibles assets - other, net:
Brand Name	Indefinite	$124,486
Non-Compete Agreements	4 years	33,022
ERP System	5 years	250,168
Subtotal		407,676
Less: Amortization		(38,857)

Intangibles assets - other, net		$368,819

The Company also has capitalized patents, net in the amount of $17,660 at September 30, 2010.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.	Secured Convertible Debentures:

Secured convertible debentures consist of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Agile A& R Debentures	$1,765,000	$740,409

Agile 2010 Debentures	175,000	—

Accrued interest	523,013	151,866

Total	2,463,013	892,275

Less: Discount	(20,070)	—

Total	$2,442,943	$892,275

Agile A&R Debenture

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

The following is a summary of the transaction with Agile:

(a)	Agile provided the Company with $525,000 in new funds (the “New Agile Funds”);
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

The Agile A&R  Debenture bears interest at the rate of 20% per annum.  The Company further agreed that, in addition to the interest due under the Agile A&R Debenture, Agile shall be entitled to an additional payment, on the A&R Debenture Maturity Date (or whenever the Agile A&R Debenture is paid in full), such that Agile’s annualized rate of return on such principal payment shall be equal to 30%.  Payments of interest accruing pursuant to the Agile A&R Debenture were due and payable on a monthly basis beginning on March 1, 2010.  The Company has not paid the accrued interest.  However, Agile has not declared a default.

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

In connection with the 2.4 million share issuance, the Company recorded the value $12,960 ($0.0054 per share as quoted on the Over-the-Counter Bulletin Board on the date of issuance) as a debt discount and is being amortized over the life of the loan.

Agile 2010 Debentures

On July 1, 2010, the Company sold and issued to Agile a Secured Convertible Debenture (the “Agile 2010 Debenture”) in the original principal amount of $175,000 pursuant to the Omnibus Amendment and Securities Purchase Agreement, dated as of July 1, 2010 (the “July 2010 Omnibus Amendment and Agreement”), between the Company and Agile.  The July 2010 Omnibus Amendment and Agreement further provides that, upon the exercise of the rights granted Agile in Section 1, thereof, the Company shall sell and issue to Agile a second Secured Convertible Debenture (the “Agile Second 2010 Debenture,” and, collectively with the Agile July 2010 Debenture, the “Agile 2010 Debentures”) in the principal amount of $125,000.  Agile has indicated that they will not purchase the Agile Second 2010 Debenture at this time.

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

In connection with the sale and issuance of the Agile July 2010 Debenture, the Company issued to Agile 6,000,000 shares (each, an “Agile July 2010 Debenture Equity Incentive Share”) of the Company Common Stock.  In connection with the 6 million share issuance, the Company recorded the value $21,000 ($0.0035 per share as quoted on the Over-the-Counter Bulletin Board on the date of issuance) as a debt discount and is being amortized over the life of the loan.

The principal and all accrued and unpaid interest under the Agile 2010 Debentures are, at the option of Agile, convertible into shares (each, an “Agile 2010 Convertible Share”) of Company Common Stock at a per-share conversion price equal to the closing trading price of the Common Stock on the conversion date but in no event less than $0.001 per share..  If the market price of the Company Common Stock decreases between the date of conversion exercise and the date the stock certificate evidencing the subject conversion shares is delivered to Agile, the Company is obligated to issue to Agile additional shares of Company Common Stock to the effect that Agile receives a total number of shares that Agile would have received if Agile had made the conversion exercise on the date on which the stock certificate had been delivered to Agile.

The Company’s obligations under the Agile 2010 Debentures are secured by all of the assets of the Company.

NOTE 8.	Related Party Transactions:

A.	Deferred Officers’ Compensation –

The Company’s chief executive officer and principal stockholder, Garfinkel, and the Company’s chief financial officer and principal stockholder, Brookstein, each agreed to defer the payment of their respective salaries. The amount of such deferred salaries for the six months June 30, 2010 totaled $120,000 each.  As compensation for Garfinkel and Brookstein agreeing to defer their salaries, the Company granted to each of them five-year warrants (each, a “Deferred Salary Warrant”) to purchase 12 million shares (each, a “Deferred Salary Warrant Share”) of Company Common Stock at $0.01 per Deferred Salary Warrant Share at the rate of 100 Deferred Salary Warrants for each $1.00 of deferred salary.  The Deferred Salary Warrants were issued as of January 1, 2010. The Company valued these issuances utilizing a Black-Scholes option pricing model.  The Company utilized the following management assumptions:  Share Price of $0.007; Exercise Price of $0.01; Expected Volatility of 27%; and Risk-Free Rate of 2.93%.

Effective July 1, 2010, Brookstein agreed to continue deferring his full salary while Garfinkel agreed to defer a portion of his salary.  The amount of such deferred salaries for the three months September 30, 2010 totaled $60,000 for Brookstein and $45,000 for Garfinkel.  As compensation, the Company granted to Brookstein and Garfinkel five-year warrants to purchase an aggregate of 10.5 million shares (each, a “Third Quarter 2010 Deferred Salary Warrant Share”) of Company Common Stock at $0.01 per Deferred Salary Warrant Share at the rate of 100 Deferred Salary Warrants for each $1.00 of deferred salary.  The Deferred Salary Warrants were issued as of July 7, 2010. The Company valued these issuances utilizing a Black-Scholes option pricing model.  The Company utilized the following management assumptions:  Share Price of $0.0035; Exercise Price of $0.01; Expected Volatility of 27%; and Risk-Free Rate of 1.8%.

The volatility rate used was based upon an average volatility rate for two entities providing telecommunications.  The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.  As of the date of issuance, the Deferred Salary Warrants and the Third Quarter 2010 Deferred Salary Warrants had nominal value.

Effective October 1, 2010, Brookstein agreed to continue deferring his full salary while Garfinkel agreed to defer a portion of his salary.  The amount of such deferred salaries for the three months ending December 31, 2010 will total $60,000 for Brookstein and $45,000 for Garfinkel.  As compensation, the Company granted to Brookstein and Garfinkel five-year warrants to purchase an aggregate of 10.5 million shares (each, a “Fourth Quarter 2010 Deferred Salary Warrant Share”) of Company Common Stock at $0.01 per Deferred Salary Warrant Share at the rate of 100 Deferred Salary Warrants for each $1.00 of deferred salary.  The Deferred Salary Warrants were issued as of October 4, 2010. The Company will value these issuances utilizing a Black-Scholes option pricing model.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

B.	Preferred Stock Dividends -

The Company has failed to pay dividends on the 1.25 million outstanding shares of its Series B Senior Subordinated Convertible Voting Preferred Stock (the “Series B Preferred Stock”) that were payable on the last day of each month during the first nine months of 2010.  Dividends on the Series B Preferred Stock may only be paid out of funds legally available for such purpose.  Under Nevada law, generally, a corporation’s distribution to stockholders may only be made if, after giving effect to such distribution, (i) the corporation would be able to pay its debts as they become due in the usual course of action and (ii) the corporation’s total assets equal or exceed the sum of the corporation’s liabilities plus the amount that would be needed, if the corporation was to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to those receiving the distribution.

The Company deferred dividends totaling $112,500 for the nine months ended September 30, 2010: $45,000 due to Brookstein, and $67,500 due to Spirits.  Brookstein and Spirits have each agreed to such non-payments, subject to their each receiving five-year warrants to purchase shares of Company Common Stock at $0.01 per share.  Warrants granted totaled 4.5 million to Brookstein and 6.75 million to Spirits for the nine months ended September 30, 2010.  The issuance of the warrants were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: share price:  $0.0035 - $0.008; strike price $0.01; expected volatility: 27%; risk free interest rate: 1.27% - 2.55%; term: 5 years.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

C.	Issuance of Deferred Interest Payment Warrants

Effective January 1, 2010, the Company issued Brookstein 450,000 Deferred Interest Payment Warrants in exchange for a deferral of interest due through June 30, 2010 on a $50,000 secured loan Brookstein made to the Company in June 2009.  Effective July 1, 2010, the Company issued Brookstein 225,000 Deferred Interest Payment Warrants in exchange for a deferral of interest due through September 30, 2010.  The Company continues to accrue interest on this note.  The issuance of the deferred interest payment warrants were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: share price:  $0.0035 - $0.007; strike price $0.01; expected volatility: 27%; risk free interest rate: 1.8% - 2.93%; term: 5 years.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

Effective October 1, 2010, the Company issued Brookstein an additional 225,000 Deferred Interest Payment Warrants in exchange for a deferral of interest due through December 31, 2010 on the note.  The Company continues to accrue interest on this note.  The Company will value these issuances utilizing a Black-Scholes option pricing model.

D.	Management Agreement

The Company had a verbal management agreement with an entity wholly-owned by Garfinkel.  Under the terms of this verbal agreement, the Company received customer service support, content updates and promotional and growth support for the Regulatory Guide line of business.  The Company was responsible for accounting, software upgrades, web changes, and hardware and internet costs.  In consideration, the Company was committed to pay 50% of the Company’s net revenues from this line of business and 75% of the Company’s net above the 2009 base year.  For the three months and nine months ended September 30, 2010, the Company paid approximately $0 and $21,000, respectively.  This Management Agreement ended on June 30, 2010.

NOTE 9.	Major Distributor:

At September 30, 2010, one distributor comprised approximately 42% of the Company’s accounts receivable. This distributor generated 73% and 93% of the Company’s revenues for the three months ended September 30, 2010 and 2009, respectively, and 74% and 84% of the Company’s revenues for the nine months ended September 30, 2010 and 2009, respectively.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
 Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.	Capital Transactions:

In addition to the common stock issuances described in Note 4 and Note 8, and the stock warrant issuances described in Note 7, the Company issued the following securities during the nine months ended September 30, 2010:

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

The aggregate 7.5 million warrants issued to the Company’s outside legal advisor as of February 9, 2010 were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: share price: $0.005; strike price: $0.01; expected volatility: 27%; risk free interest rate: 2.32%; term: 5 years.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

C.	Issuance of Deferred Interest Warrants–

On January 1, 2010, the Company issued to Ponzio and Nascap an aggregate 3.45 million Deferred Interest Payment Warrants in exchange for a deferral of payment of interest due through June 30, 2010 on notes owned by such entities in aggregate principal amount of $500,000.  Effective July 1, 2010, the Company issued to Ponzio and Nascap an aggregate 1.725 million Deferred Interest Payment Warrants in exchange for a deferral of payment of interest due through September 30, 2010. The Company continues to accrue for the interest on these notes.  These issuances were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: share price: $0.0035 - $0.007; strike price: $0.01; expected volatility: 27%; risk free interest rate: 1.8% - 2.93%; term: 5 years.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

Effective October 1, 2010, the Company issued to Ponzio and Nascap an additional aggregate of 1.725 million Deferred Interest Payment Warrants in exchange for a deferral of payment of interest due through December 31, 2010. The Company continues to accrue for the interest on these notes.  The Company will value these issuances utilizing a Black-Scholes option pricing model.

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

On April 7, 2010, the Company entered into an agreement with the owner and developer (the “Seller”) of certain software and intellectual property rights. In exchange for the transfer of the software and intellectual property, the Company compensated the Seller with the following:

•	2.75 million shares of the Company Common Stock (valued at $0.0065 per share as quoted on the Over-the-Counter Bulletin Board or $17,875 in aggregate , and
•
warrants to purchase 500,000 shares of the Company Common Stock with a per warrant share exercise price of $0.05. These issuances were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: share price: $0.0065; strike price: $0.05; expected volatility: 27%; risk free interest rate: 2.84%; term: 5 years.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

The Company expensed the value of the shares and warrants on the date of acquisition as the total purchase price of the acquisition was deemed to be not material..

E.	Issuance of Warrants to Terminate Lease Agreement

On April 13, 2010, the Company and the lessor of its former office space in Glen Cove, New York mutually terminated the office space agreement between the two parties effective January 1, 2010. The agreed upon terms of the lease termination were as follows:

·	The Company would pay $1,000 a month for 10.5 months starting April 15, 2010,
·	The Company would grant the lessor 1.675 million five-year warrants with an exercise price of $0.02 a share,
·	The Company would be relieved of $39,000 in common area maintenance expenses and real estate taxes owed to the lessor,
·	The Company forfeited the $10,600 security deposit held with the lessor, and
·	The Company would be relieved of future lease obligations effective January 1, 2010 through July 31, 2011, the former maturity date of the lease.

F.	Issuance of Warrants to a Vendor

On April 21, 2010, the Company entered into a Letter Agreement with a vendor.  In consideration for services rendered, valued at $10,650, the Company issued 532,500 five-year warrants with an exercise price of $0.02 per share.  The warrant issuance was accepted by the vendor as full satisfaction of the Company’s $10,650 obligation to such vendor.

G.	Cancellation of Retention Shares

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

In April 2010, the FASB issued Accounting Standards Update 2010-17 (“ASU 2010-17”), “Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.”  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. ASU 2010-17 will not have a significant effect on the Company’s consolidated financial position or results of operations.

Other accounting guidance that has been issued or proposed by FASB and other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon their respective adoptions.

NOTE 12.  Segment Information

On February 9, 2010, the Company consummated the transactions contemplated by the Merger Agreement with Execuserve.  The Company had historically been involved in a single industry, providing compliance technologies and services to the teleservices industry.  Execuserve provides employment test and services to organizations looking to hire new employees.  Therefore, as of February 9 2010, the Company’s operations are now conducted in two segments; the compliance technologies and the employment test and services.  The Company identified the reportable segments by segmenting the different types of products and service offerings.  Selected information about the Company’s two operating segments for the three and nine months ended September 30, 2010 is as follows:

Three Months Ended September 30, 2010	Revenue	Cost of Revenues	Gross Margin	Total Operating Expenses	Other (Expense) Income	Income (loss) from operations
Compliance Technologies	$283,655	$117,348	$166,307	$66,254	$(155)	$99,898
Employment Test and Services	14,578	12,882	1,696	60,640	(5,600)	(64,544)
Corporate costs	-	-	-	293,349	(228,052)	(521,401)
Total consolidated	$298,233	$130,230	$168,003	$420,243	$(233,807)	$(486,047)

Nine Months Ended September 30, 2010	Revenue	Cost of Revenues	Gross Margin	Total Operating Expenses	Other (Expense) Income	Income (loss) from operations
Compliance Technologies	$848,551	$400,143	$448,408	$334,550	$(1,115)	$112,743
Employment Test and Services	48,008	12,882	35,126	236,026	10,806	(190,094)
Corporate costs	-	-	-	956,766	(684,949)	(1,641,715)
Total consolidated	$896,559	$413,025	$483,534	$1,527,342	$(675,258)	$(1,719,066)

Management reviews the Company’s assets on a consolidated basis because it is not meaningful to allocate assets to the various segments.  Management evaluates segment performance based on revenues and operating income.  The Company does not allocate income taxes or charges determined to be non-recurring in nature.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

NOTE 13.	Interest Expense:
Interest expense consists of the following:

	For the three months ended September 30,
	2010	2009
Interest on debt	$176,345	$66,869
Amortization of loan costs and related financing expenses	57,462	38,482
Total interest expense	$233,807	$105,351

	For the nine months ended September 30,
	2010	2009
Interest on debt	$511,319	$189,720
Amortization of loan costs and related financing expenses	182,404	111,802
Total interest expense	$693,723	$301,522

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company as of the date of this Form 10-Q, and are subject to various risks and uncertainties. Such risks and uncertainties include without limitation:
● the Company’s ability to raise capital to finance its operations and growth, when needed and on terms advantageous to the Company;
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
● the outcome of the Company’s efforts to expand its products and service offerings, both internally and through acquisitions of other businesses having similar or complementary products or service offerings; and
● the ability of the Company to efficiently and effectively integrate the acquisition of Execuserve Corp. into its operations and merge administrative functions; and
● other risks and uncertainties set forth in this Form 10-Q, the Company’s Form 10-K for the year ended December 31, 2009, and, from time to time, in the Company’s other filings with the Securities and Exchange Commission.

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

Critical Accounting Policies

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) with certain amounts based on management’s best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that they believe are reasonable. Actual results could differ from those estimates.

The Company’s critical accounting policies are described in Note 2 to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes to our critical accounting policies as of and for the three and nine month periods ended September 30, 2010.

Results of Operations for the Periods Ended September 30, 2010 Compared to the Periods Ended September 30, 2009

The Company believes the following selected revenue and expense data, the percentage relationship between revenues and major categories in the Company’s condensed consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented is important in evaluating the performance of its business operations.

	Three Months Ended September 30,
	2010		2009		2010 vs. 2009
		Percentage		Percentage	Amount	Percentage
		of		of	Increase	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	(Decrease)
Revenues	$298,233	100.0%	$329,832	100.0%	$(31,599)	(9.6)
Cost of revenues	130,230	43.7	145,430	44.1	(15,200)	(10.5)
Gross margin	168,003	56.3	184,402	55.9	(16,399)	(8.9)
Selling, general and administrative expenses	420,243	140.9	389,581	118.1	30,662	7.9
Operating loss	(252,240)	(84.6)	(205,179)	(62.2)	(47,061)	22.9
Interest expense	(233,807)	(78.4)	(105,351)	(31.9)	(128,456)	121.9
Net loss	(486,047)	(163.0)	(310,530)	(94.1)	(175,517)	56.5
Preferred dividends	37,500	12.6	37,500	11.4	-	-
Loss attributable to common stockholders	(523,547)	(175.6)	(348,030)	(105.5)	(175,517)	50.4

	Nine Months Ended September 30,
	2010		2009		2010 vs. 2009
		Percentage		Percentage	Amount	Percentage
		of		of	Increase	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	(Decrease)
Revenues	$896,559	100.0%	$919,741	100.0%	$(23,182)	(2.5)
Cost of revenues	413,025	46.1	439,242	47.8	(26,217)	(6.0)
Gross margin	483,534	53.9	480,499	52.2	3,035	.6
Selling, general and administrative expenses	1,527,342	170.4	1,309,915	142.4	217,427	16.6
Operating loss	(1,043,808)	(116.5)	(829,416)	(90.2)	(214,392)	25.8
Interest expense	(693,723)	(77.4)	(301,522)	(32.8)	(392,201)	130.1
Other income	18,465	2.0	-	-	18,465	-
Net loss	(1,719,066)	(191.7)	(1,130,938)	(123.0)	(588,128)	52.0
Preferred dividends	112,500	12.6	112,500	12.2	-	-
Loss attributable to common stockholders	(1,831,566)	(204.3)	(1,243,438)	(135.2)	(588,128)	47.3

Revenues for the three months ended September 30, 2010 were $298,233, compared to revenues of $329,832 for the corresponding period in 2009. This decrease of $31,599 or 9.6% was mainly attributable to a decrease in revenues generated by the Company’s principal product, Teleblock, by $46,000 (19%) offset by the revenues generated by Execuserve Corp. (which was acquired on February 9, 2010) of $15,000.   Revenues generated by the Company’s enhanced caller ID product as well as by the Company’s regulatory and charitable fundraising guides were approximately the same for both periods.

For the nine months ended September 30, 2010, revenues were $896,559, compared to revenues of $919,741 for the corresponding period in 2009, a decrease of $23,182, or 2.5%.  This decrease was mainly attributable to a decrease in revenues generated by the Company’s principal product, Teleblock, by $125,000 (18%) offset by an increase in the revenues generated by the Company’s enhanced caller ID product of $59,000 (71%) and revenues generated by Execuserve Corp. (which was acquired on February 9, 2010) of $47,000.  Revenues generated by the Company’s regulatory and charitable fundraising guides were approximately the same for both periods.

Cost of revenues for the three months ended September 30, 2010 totaled $130,230, a decrease of $15,200, or 10.5% compared to $145,430 for the 2009 period.  In dollar terms, fees payable to the Company’s principal distributor decreased by $16,000 as a result of the decrease in revenues generated by the Company’s principal product, Teleblock. The Company experienced an increase of $6,000 in expenses associated with the enhanced caller ID product and a decrease of $4,000 in expenses relating to the Company’s regulatory and charitable fundraising guides.

For the nine months ended September 30, 2010, cost of revenues totaled $413,025, a decrease of $26,217, or 6.0%, when compared to cost of revenues of $439,242 for the same period last year. The decrease is primarily attributable to a decrease in fees payable to our principal distributor of $44,000 due to lower revenues offset by increases in the enhanced caller ID product and the Company’s regulatory and charitable fundraising guides. Costs related to Execuserve (which was acquired on February 9, 2010) totaled $13,000.

The gross margin percentage for the three months ended September 30, 2010 and 2009 was 56.3% and 55.9%, respectively.  The gross margin percentage for the nine months ended September 30, 2010 and 2009 was 53.9% and 52.2%, respectively.   The increases in the gross margin percentages are attributable to the larger gross margins experienced by Execuserve.

Selling, general and administrative expenses primarily consist of salaries and benefits, consulting and other professional fees and other costs related to administrative functions.   Selling, general, and administrative expenses increased by $30,662, or 7.9%, to $420,243 for the three months ended September 30, 2010 compared to $389,581 for the same period last year. This increase was attributable to the following: the addition of Execuserve expenses, an increase in professional fees offset by a decrease in various expenses such as office and insurance expenses.

For the nine months ended September 30, 2010, selling, general, and administrative expenses totaled $1,527,342, which were $217,427, or 16.6%, higher than selling, general, and administrative expenses of $1,309,917 for the comparable nine month period in 2009. The Company experienced an increase in professional fees of approximately $145,000, primarily attributable to fees associated with the Execuserve Corp. acquisition and Agile loan.  The Company also experienced an increase due to the Execuserve Corp. expenses of approximately $236,000.

As a percentage of revenues, selling, general, and administrative expenses for the quarter were 140.9% in 2010 and 118.1% in 2009.  As a percentage of revenues, selling, general, and administrative expenses for the nine month periods, the expense categories were 170.4% in 2010 and 142.4% in 2009. The increase in the percentages is principally due to higher levels of expenses and a reduction of revenues.  In addition, Execuserve was acquired in February 2010.

Quarterly interest expense increased by $109,476, or 163.7%, to $176,345 for the 2010 quarter from $66,869 in the 2009 quarter.  This increase reflects additional interest of $107,000 on the Agile Debentures reflecting higher amounts owed.  At September 30, 2010 and 2009, the Company owed Agile $1,940,000 and $600,000, respectively.

For the nine months ended September 30, 2010, interest expense increased by $321,599, or 169.5%, to $511,319 for the nine months ended September 30, 2010 from $189,720 for the nine months ended September 30, 2009.  This increase is primarily related to additional interest of $252,000 on the Agile Debentures reflecting higher amounts owed as well as $51,060 related to the fair market value of warrants issued for deferring salary, dividend and interest payments in 2010.

The Company’s quarterly loan cost amortization and related financing expense, including amortization of loan discount, was $57,462 for the 2010 third fiscal quarter, an increase of $18,980, or 49.3%, compared to $38,482 for the 2009 quarter.  Deferred loan costs and loan discount amortized during the 2010 and 2009 quarters are related to the debentures that were issued to Agile in May 2008, September 2008, September 2009 (subsequently restructured parting connection with the Execuserve Corp. acquisition in February 2010) and July 2010.

The Company’s loan cost amortization and related financing expense, including amortization of loan discount, was $182,404 for the nine months ended September 30, 2010, an increase of $70,602, or 63.1%, compared to $111,802 for the nine months ended September 30, 2009.  Deferred loan costs and loan discount amortized during the 2010 and 2009 second fiscal quarters are related to the debentures that were issued to Agile in May 2008, September 2008, September 2009 (subsequently restructured parting connection with the Execuserve Corp. acquisition in February 2010) and July 2010.

As a result of the foregoing, the Company’s 2010 third fiscal quarter net loss increased by $175,517, or 56.5%, to $486,047 from $310,530 in the 2009 comparable quarter.  The Company year-to-date net loss increased by $588,128, or 52.0%, to $1,719,066 from $1,130,938 in 2009.

Dividends of $37,500 and $112,500 were accrued on the Series B Preferred Stock during the 2010 and 2009 quarter and year-to-date periods, respectively, and are taken into account when computing loss per common share.  The dividends were not paid during 2010 and 2009 as Nevada law prohibited such payment.

For the three and the nine months ended September 30, 2010 and 2009, the Company’s annual effective tax rate was estimated to be 0%. Accordingly, no tax benefit or cost was recognized in either of such periods.  The Company believes that future taxable losses, as well as those incurred from February 10, 2006 (the date on which the Company was no longer subject to Sub-part S of the Internal Revenue Code) to September 30, 2010 will be available to offset subsequent future taxable income, if any.

Liquidity and Capital Resources

At September 30, 2010, we had a cash balance of $25,683 compared to $26,195 at December 31, 2009.

Cash used in operating activities of $536,303 for the nine months ended September 30, 2010.  The decrease in cash was primarily attributable to funding the loss for the period.

Net cash provided by financing activities was $535,792 for the nine months ended September 30, 2010.  The Company received an additional $700,000 in borrowings from an existing lender. These increases in cash were partially offset by loan cost payments of $111,277 and payments of short term and demand loans of $45,543. No assurance can be given that financing will be available when needed or, if available, such financing will be on terms beneficial to the Company.

The net change in cash was a decrease of $512 for the nine months ended September 30, 2010 compared to a decrease of $172,956 for the nine months ended September 30, 2009.

Financing received during the three months ended September 30, 2010 is discussed below.

On July 1, 2010, the Company sold and issued to Agile a Secured Convertible Debenture (the “Agile 2010 Debenture”) in the original principal amount of $175,000 pursuant to the Omnibus Amendment and Securities Purchase Agreement, dated as of July 1, 2010 (the “July 2010 Omnibus Amendment and Agreement”), between the Company and Agile.  The July 2010 Omnibus Amendment and Agreement further provides that, upon the exercise of the rights granted Agile in Section 1, thereof, the Company shall sell and issue to Agile a second Secured Convertible Debenture (the “Agile Second 2010 Debenture,” and, collectively with the Agile July 2010 Debenture, the “Agile 2010 Debentures”) in the principal amount of $125,000.  Agile has indicated that they will not purchase the Agile Second 2010 Debenture at this time.

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

Historically, the Company has relied upon private debt and equity financing to fund its operations and expects to continue to do so.  The current economic environment is impacting the Company’s ability to obtain any needed financing.  No assurance can be given that financing will be available when needed or, if available, such financing will be on terms beneficial to the Company.

The Company’s primary need for cash during the next twelve months is to fund payments of operating costs.  In addition, the Company is presently is seeking to obtain additional financing to fund operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

(a)	Disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

The Company has not paid the accrued interest on the Agile A&R Debenture.  However, Agile has not declared a default.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1
Loan Modification Agreement, dated as of March 31, 2009, among Compliance Systems Corporation, Call Compliance, Inc. and Nascap Corporation [Incorporated by reference to Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.2
Amended and Restated Promissory Note of Call Compliance, Inc., dated March 31, 2009, in the principal amount of up to $750,000 and payable to Nascap Corporation [Incorporated by reference to Exhibit 10.13 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.3
Promissory Note of Call Compliance, Inc., dated as of March 3, 2009, in the principal amount of $50,000 and payable to Barry Brookstein [Incorporated by reference to Exhibit 10.16 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.4
Agreement and Plan of Merger, dated as of February 9, 2010, with Execuserve Corp, CSC/Execuserve Acquisition Corp, W.Thomas Eley, James A. Robinson, Jr., and Robin Rennockl [Incorporated by reference to Exhibit 2.2 of the registrant’s Current Report on Form 8-K (Date of Report: February 9, 2010), filed with the Securities and Exchange Commission on February 5, 2010].

10.5
Asset Purchase Agreement, dated April 7, 2010, between Thomas Joseph Koty and Call Compliance.com, Inc. [Incorporated by reference to Exhibit 10.22 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2010), filed with the Securities and Exchange Commission on June 24, 2010].

10.6
Letter Agreement, dated April 13, 2010, between Chestnut Cove Development LLC and Compliance Systems Corporation. [Incorporated by reference to Exhibit 10.23 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2010), filed with the Securities and Exchange Commission on June 24, 2010].

10.7
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

10.8
Secured Convertible Debenture of Compliance Systems Corporation, dated July 1, 2010, in the principal amount of $175,000 and payable to Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 9, 2010].

10.9
Warrant Certificate of Compliance Systems Corporation, dated June 30, 2010, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein.  [Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 9, 2010].

10.10
Warrant Certificate of Compliance Systems Corporation, dated June 30, 2010, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc.  [Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 9, 2010].

10.11
Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 6 million common stock purchase warrants registered in the name of Barry M. Brookstein.  [Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 9, 2010].

10.12
Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 4.5 million common stock purchase warrants registered in the name of Dean R. Garfinkel.  [Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 9, 2010].

10.13
Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein.  [Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 9, 2010].

10.14
Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio.  [Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 9, 2010].

10.15
Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 1.05 million common stock purchase warrants registered in the name of Nascap Corp.  [Incorporated by reference to Exhibit 10.9 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 9, 2010].

10.16
Warrant Certificate of Compliance Systems Corporation, dated September 30, 2010, evidencing 1.5 million common stock purchase warrants registered in the name of Barry M. Brookstein.  [Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010].

10.17
Warrant Certificate of Compliance Systems Corporation, dated September 30, 2010, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc.  [Incorporated by reference Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010].

10.18
Warrant Certificate of Compliance Systems Corporation, dated October 1, 2010, evidencing 6 million common stock purchase warrants registered in the name of Barry M. Brookstein.  [Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010].

10.19
Warrant Certificate of Compliance Systems Corporation, dated October 1, 2010, evidencing 4.5 million common stock purchase warrants registered in the name of Dean R. Garfinkel.  [Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010].

10.20
Warrant Certificate of Compliance Systems Corporation, dated October 1, 2010, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein.  [Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010].

10.21
Warrant Certificate of Compliance Systems Corporation, dated October 1, 2010, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio.  [Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010].

10.22
Warrant Certificate of Compliance Systems Corporation, dated October 1, 2010, evidencing 1.050 million common stock purchase warrants registered in the name of Nascap Corp.  [Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010].

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

Dated: November 15, 2010	Compliance Systems Corporation

	By:	/s/ Dean Garfinkel
Dean Garfinkel
President and Chief Executive Officer
(Duly Authorized Officer
and Principal Executive Officer)

Compliance Systems Corporation

By:	/s/ Barry M. Brookstein
Barry M. Brookstein
Chief Financial Officer
(Duly Authorized Officer
and Principal Financial Officer)