Form 10-K
period 2010-12-31
COMPLIANCE SYSTEMS CORP
filed 2011-04-15
CIK 1206133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-134092

Compliance Systems Corporation
(Name of registrant as specified in its charter)

Nevada	20-4292198
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Glen Street, Glen Cove, New York	11542
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (516) 656-4198

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
☒  Yes     ☐ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the closing sale price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $1,089,979 assuming that all stockholders, other than executive officers, directors and 5% stockholders of the registrant, are non-affiliates.

As of April 12, 2011, 284,761,662 shares of the common stock of the registrant were outstanding.

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

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  To the extent that any statements made in this Form 10-K contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate” “expect,” “hope,” “intend,” “may,” “plan,” “potential,” “product,” “seek,” “should,” “will,” “would” and variations of such words.  Forward-looking statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, without limitation:

•	our ability to raise capital to finance our growth and operations, when needed and terms advantageous to us;

•	our ability to locate and acquire appropriate business enterprises to supplement and enhance our revenue and cash flow;

•	the ability to manage growth, profitability and the marketability of our services;

•	general economic and business conditions;

•	the effect on our business of recent credit-tightening throughout the United States, especially within the construction and real estate markets;

•	the effect on our business of recently reported losses within the financial, banking and other industries and the effect of such losses on the income and financial condition of our potential clients;

•	adverse results of any legal proceedings;

•	our ability to enter into relationships with suppliers, vendors or contractors of acceptable quality of goods and services on terms advantageous to us;

•	the volatility of our operating results and financial condition;

•	our ability to attract and retain qualified senior management personnel; and

•	the other risks and uncertainties detailed in this Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission.

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

On February 5, 2010, the registrant, Compliance Systems Corporation (the “Company”), entered into an Agreement and Plan of Merger, dated as of February 5, 2010 (the “Merger Agreement”), with Execuserve Corp., a Virginia corporation (“Execuserve”) and CSC/Execuserve Acquisition Corp., a Virginia corporation and wholly-owned subsidiary of the Company. The Merger between Execuserve and CSC/Execuserve Acquisition Corp. became effective on February 9, 2010 with Execuserve being the surviving corporation becoming a wholly-owned subsidiary of the Company.

On December 1, 2010, the Company entered into and consummated the transactions contemplated by an Agreement and Consent to Surrender of Collateral (“Surrender of Collateral”) with Agile Opportunity Fund LLC (“Agile”).  As a result, the Company surrendered its operating net assets to Agile.

Our Business

The Company’s current business plan is to attempt to identify and negotiate with business targets for mergers of those entities with and into the Company.   No assurance can be given that the Company will be successful in identifying or negotiating with any target company.

Prior to the Surrender of Collateral, we operated our principal businesses through two of our subsidiaries, Call Compliance, Inc. (“CCI”) and Execuserve Corp. (“Execuserve”).  CCI provided compliance technologies, methodologies and services to the teleservices industry.  We developed a compliance technology called the TeleBlock® Call Blocking System which is a product that automatically screens and blocks outbound calls against federal, state, and in-house Do-Not-Call lists.  A patent for TeleBlock was granted by the United States Patent and Trademark Office in December of 2001. The business of Execuserve Corp. provided organizations, who are hiring employees, with tests and other evaluation tools and services to assess and compare job candidates.  We had developed a proprietary behavioral assessment test called Hire-Intelligence™ which applied adaptive testing techniques to probe each job candidate who takes the test for potential behavioral strengths and weaknesses relevant to the job for which they are being considered.

Employees

As of April 12, 2011, we have one employee.

Item 1A.	Risk Factors.

Disclosure under Item 1A is not required of smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

Disclosure under Item 1B is not required of smaller reporting companies.

Item 2.	Properties.

The Company leased office space at 90 Pratt Oval, Glen Cove, New York.  The lease required minimum annual rentals plus operating expenses through July 31, 2011.  On April 13, 2010, the Company and the lessor of its former office space in Glen Cove, New York mutually terminated the office space agreement between the two parties effective January 1, 2010. The agreed upon terms of the lease termination were as follows:
•	The Company would pay $1,000 a month for 10.5 months starting April 15, 2010,
•	The Company would grant the lessor 1.675 million five-year warrants with an exercise price of $0.02 a share,
•	The Company would be relieved of $39,000 in common area maintenance expenses and real estate taxes owed to the lessor,
•	The Company forfeited the $10,600 security deposit held with the lessor, and
•	The Company would be relieved of future lease obligations effective January 1, 2010 through July 31, 2011, the former maturity date of the lease.

Its executive officers relocated to 50 Glen Street, Glen Cove NY 11542.  The office is used for administration and finance for all Company activities.

Item 3.	Legal Proceedings.

We may become a party to various legal proceedings arising in the ordinary course of our business, but we are not currently a party to any legal proceeding that we believe would have a material adverse effect on our financial position or results of operations.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	High	Low
Quarter Ended	Bid Price	Bid Price
March 31, 2009	$0.005	$0.005
June 30, 2009	0.019	0.015
September 30, 2009	0.020	0.016
December 31, 2009	0.009	0.009

March 31, 2010	$0.012	$0.004
June 30, 2010	0.009	0.003
September 30, 2010	0.005	0.003
December 31, 2010	0.004	0.001

Holders

As of April 12, 2011, we had 76 stockholders of record, and an unknown number of additional holders whose stock is held in “street name.”

Sales of Securities

There were no securities sold by us during the three months ended December 31, 2010 without registration under the Securities Act.

Dividends

No dividends have been declared or paid on our common stock, and we do not anticipate that any dividends will be declared or paid in the foreseeable future.  Dividends on our common stock are subordinated to dividend and liquidation rights of the holders of the Series B Senior Convertible Voting Non-Redeemable Preferred Stock (“Series B Preferred Stock”).

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information as of December 31, 2010 with respect to each equity compensation plan and individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	0	N/A	N/A

Equity compensation plans not approved by security holders	40,000,000	$0.026	0

Total	40,000,000	$0.026	0

On January 4, 2008, our board of directors granted options to purchase an aggregate 40 million shares of our common stock to three officers, including Barry M. Brookstein, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (“Brookstein”) (10 million underlying shares), Dean Garkinkel, the Company’s former Chairman of the Board and Chief Executive officer (“Garfinkel”) (20 million underlying shares) and Stefan Dunigan, CCI’s Chief Executive Officer and President (“Dunigan”) (10 million underlying shares).

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

Overview and Recent Developments

On November 18, 2010, Agile had notified the Company that Agile deemed us to be in default under the various Agile Debentures. The default related to the Company’s failure to make interest payments under the Agile Debentures, which totaled $281,939 as of October 31, 2010, the most recent interest payment date under the Agile Debentures. The Company had five business days in which to cure such default. The Company failed to cure the default and, effective November 23, 2010, an Event of Default under the Agile Debentures was deemed to have occurred. The occurrence of an Event of Default resulted in the acceleration of all amounts due under the Agile Debentures. We had previously granted Agile a first priority security interest in all of our assets. In addition, CCI and Execuserve guaranteed all of our obligations under the Agile Debentures and granted Agile a first priority security interest in all of their respective assets. Accordingly, upon the occurrence of the Event of Default, Agile was entitled to enforce its rights as a secured lender, including the right to foreclose on all of the assets of the Company, CCI and Execuserve (collectively, the “Collateral”), up to the amount owing under the Agile Debentures. The Surrender Agreement contemplated that Agile accept the Collateral in full satisfaction of the indebtedness evidenced by the Agile Debentures and that the Company, CCI and Execuserve surrender, assign and transfer to Agile the Collateral in full satisfaction of the indebtedness evidenced by the Agile Debentures. The acceptance, surrender, assignment and transfer of the Collateral were deemed effective as of the date of the Surrender Agreement. Accordingly, effective as of December 1, 2010, all of the assets of the Company, CCI and Execuserve were surrendered, assigned and transferred to Agile and our obligations under the Agile Debentures were deemed fully satisfied.  As a result, the Company’s operating businesses are reflected as discontinued operations.

The Company’s current business plan is to attempt to identify and negotiate with business targets for mergers of those entities with and into the Company.   No assurance can be given that the Company will be successful in identifying or negotiating with any target company.

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

Stock Based Compensation Arrangements

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

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board's ("FASB") Accounting Standard Codification ("ASC") 740 "Income Tax". ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

Results of Operations for Year Ended December 31, 2010 (“2010”) Compared to the Year Ended December 31, 2009 (“2009”)

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company’s continued losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.

The Company’s primary need for cash during the next twelve months is to fund payments of operating costs. Historically, the Company has relied upon private debt and equity financing to fund its operations and expects to continue to do so.  Our auditors included a “going concern” qualification in their auditors’ report for the year ended December 31, 2010. Such “going concern” qualification may make it more difficult for us to raise funds when needed. The current economic environment is impacting the Company’s ability to obtain any needed financing.  No assurance can be given that financing will be available when needed or, if available, such financing will be on terms beneficial to the Company.

Continuing Operations

As a result of the Surrender of Collateral, the Company’s operating businesses were classified as discontinued operations.  Operating expenses represent those incurred primarily to enable the Company to satisfy the requirements of a reporting company.

The Company incurred a loss from continuing operations of $1,221,036 in 2010 and $765,851 in 2009.

Selling and general and administrative expenses consist primarily of officer’s salary and professional fees for accounting and auditing services, legal fees and consulting services.  Selling and general and administrative expenses amounted to $348,588 in 2010 and $343,688 in 2009.  Operating expenses consist of the following for the years ended December 31, 2010 and 2009.

	2010	2009

Officer’s salary	$240,000	$240,000
Payroll taxes and insurance	15,963	14,000
Professional fees	60,500	61,550
Other	32,125	28,138

Total	$348,588	$343,688

Interest expense increased by $387,990 to $651,736 for 2010 from $263,746 for 2009.  This increase is primarily related to additional interest on the Agile Debentures reflecting higher amounts owed as well as $51,883 related to the fair market value of warrants issued for deferring salary, dividend and interest payments in 2010.

The Company’s loan cost amortization and related financing expense, including amortization of loan discount, was $220,712 for 2010, an increase of $62,295 compared to $158,417 for 2009.  Deferred loan costs and loan discount amortized during 2010 and 2009 are related to the debentures that were issued to Agile in May 2008, September 2008, September 2009 (subsequently restructured in connection with the Execuserve acquisition in February 2010) and July 2010.

Discontinued Operations

The results of the discontinued operations for 2010 and 2009 are as follows:

	2010	2009
Total revenues	$1,108,356	$1,230,236
Cost of revenues, operating and interest expenses	1,985,415	1,986,986
Loss from operations	$(877,059)	$(756,750)

In addition, as a result of the Surrender of Collateral, the Company recognized a gain of $1,413,255.

For the reasons set forth above, the Company’s 2010 net loss decreased by $837,761 to $684,840 in 2010 from $1,522,601 in 2009.

Dividends of $150,000 were accrued on the Series B Preferred Stock during 2010 and 2009 and are taken into account when computing loss per common share.  The Company has failed to pay dividends on the 1.25 million outstanding shares of its Series B Preferred Stock in 2010 and 2009.  Dividends on the Series B Preferred Stock may only be paid out of funds legally available for such purpose.  Under Nevada law, generally, a corporation’s distribution to stockholders may only be made if, after giving effect to such distribution, (i) the corporation would be able to pay its debts as they become due in the usual course of action and (ii) the corporation’s total assets equal or exceed the sum of the corporation’s liabilities plus the amount that would be needed, if the corporation was to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to those receiving the distribution.  Accrued dividends total $300,000 at December 31, 2010.

The Company’s annual effective tax rate was estimated to be 0% for both 2010 and 2009. Accordingly, no tax benefit or cost was recognized in either of such periods.  During the current and prior year, the Company did not record an income tax benefit for net  deferred tax assets generated due to the uncertainty of their realization.

Liquidity and Capital Resources

At December 31, 2010, we had a cash balance of $19,014 compared to $26,195 at December 31, 2009.

Cash used in operating activities of $572,875 for the year ended December 31, 2010.  The decrease in cash was primarily attributable to funding the loss for the year.

Net cash provided by financing activities was $565,694 for the year ended December 31, 2010.  The Company received an additional $700,000 in borrowings from Agile. These increases in cash were partially offset by payments for loan and stock issuance costs of $79,074 and payments of short term and demand loans of $55,430.

As discussed above, due to the Surrender of Collateral, our debt obligations to Agile were deemed fully satisfied.

Recent financing transactions other than with Agile include the following:

The Company’s loan from Nascap Corp. (“Nascap”) was modified in March 2009, increasing funding up to $750,000 at the lender’s discretion.  The original loan amount was $150,000.  The greatest amount of principal outstanding under the loan facility was $350,000, which is the balance owed at December 31, 2010.

Agreements with two additional lenders were modified on June 24, 2009. Brookstein had loaned the Company an aggregate of $50,000 during the 2009 first fiscal quarter, and a second lender loaned the Company $150,000 in April 2006. Both notes continue to bear interest at 18% per annum, payable monthly in arrears.  The stated maturity date on the modified notes is now July 1, 2011.

In addition, due to cash flow difficulties, the Company has issued warrants to various officers and other companies and individuals as follows:

Issuance of Deferred Salary Warrants

Brookstein and Garfinkel have been deferring all or a portion of their salaries since January 1, 2009. The amount of deferred salaries totaled $770,000 as of December 31, 2010, consisting of $390,000 due Brookstein and $380,000 due Garfinkel. Warrants have been issued to both officers on a quarterly basis. See Note 11M of the Consolidated Financial Statements.

Issuance of Deferred Dividend Warrants

The Company has failed to pay dividends on the 1.25 million outstanding shares of its Series B Preferred Stock in 2009 and 2010. Warrants have been issued to both Brookstein and Spirits Management Inc. (“Spirits”) on a quarterly basis. See Note 11N of the Consolidated Financial Statements.

Issuance of Deferred Interest Payment Warrants

Commencing in the fourth quarter of 2009, the Company failed to pay interest on the promissory notes that were previously issued to Brookstein, Henry Ponzio and Nascap (the “Note Holders”). To compensate the Note Holders for the failure to pay interest on their promissory notes, the Company granted to such Note Holders warrants on a quarterly basis. See Note 11O of the Consolidated Financial Statements.

The Company’s primary need for cash during the next twelve months is to fund payments of operating costs. In addition, the Company is presently in negotiations to obtain additional financing to fund operations.

The Company’s current business plan is to attempt to identify and negotiate with business targets for mergers of those entities with and into the Company. The Company’s expected expenses are comprised of operating expenses related to the business plan as well as those that enable the Company to satisfy the requirements of a reporting company. No assurance can be given that financing will be available when needed or, if available, such financing will be on terms beneficial to the Company.

Off -Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under Item 7A is not required of smaller reporting companies

Item 8.	Financial Statements and Supplementary Data.

We set forth below a list of our audited financial statements included in this Annual Report on Form 10-K and their location.

*	Page F-1 follows page 29 to this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of its Chief Executive Officer (CEO)/Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the CEO/CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

This annual report does not include an attestation report of Holtz Rubinstein Reminick LLP, our registered public accounting firm,  regarding internal control over financial reporting. Management's Report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management's Report in this annual report.

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

As of April 12, 2011, our directors and executive officers, their age, principal positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of their terms are as follows:

Name	Age	Principal Positions	Periods Served
Barry Brookstein	69	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	February 2006 to Present

Our director/executive officer is not a director or executive officer of any other company that files reports with the Commission, nor have he been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending our directors and officers from engaging in any business, securities or banking activities, and has not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

The following is a brief description of the background of our director/executive officer, as furnished by such director and executive officer.

Barry Brookstein served as the Chief Financial Officer of CSC and each of its subsidiaries from such entities’ formation through CSC’s merger with and into our company in February 2006.  Since the 2006 merger, he has served as the Chief Financial Officer of the Company and each of our subsidiaries, as well as Secretary, Treasurer and director of the Company. Effective November 23, 2010, he became the Chairman of the Board and Chief Executive Officer of the Company upon the resignation of Garfinkel.  Prior to joining CSC, Mr. Brookstein devoted his full-time to his accounting practice.  Mr. Brookstein also currently devotes a portion of his time to his private accounting practice.  Mr. Brookstein is a graduate of Pace University and has over 40 years of experience in public accounting.

As part of the Execuserve acquisition, the Company had realigned its organizational structure to account for the Execuserve acquisition and its operational management team.  Execuserve was managed by its CEO and President Jim Robinson. Additionally, Tom Eley, the former CEO of Execuserve was appointed to the Board of Directors of the Company.  CCI was led by Stefan Dunigan as its CEO and President.  Both left the Company as part of the Surrender of Collateral transaction.   Mr Eley resigned from the Board effective June 14, 2010.

On November 23, 2010, Garfinkel resigned as the Company’s Chairman of the Board of Directors and CEO.

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

Committees

Our Board of Directors serves as the audit committee.  Our board does not have an outside director as a financial expert due to the lack of capital needed to attract a qualified expert.  Absent his positions as an executive officer, director and principal stockholder, our board believes that Mr. Brookstein would qualify as a financial expert.

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

General

The following table sets forth, with respect to our fiscal years ended December 31, 2010 and 2009, all compensation earned by or paid to all persons who served as our chief executive officer at any time during our fiscal year ended December 31, 2010 and such other executive officers and other employees of our company who were employed by our company as of the close of business on December 31, 2010 and whose total annual salary and bonus earned during our fiscal year ended December 31, 2010  exceeded $100,000.

SUMMARY COMPENSATION TABLE

			Option		All Other
Name and Principal Position	Year	Salary	Awards		Compensation		Total
Barry Brookstein, Chairman of	2010	$240,000	$25,191	(1)	$13,813	(2)	$279,004
the Board, Chief Executive Officer, Chief	2009	$240,000	$480	(1)	$18,594	(3)	$259,074
Financial Officer, Secretary and Treasurer

Dean Garfikel, Former Chairman of	2010	$220,000	$25,191	(5)	$21,885	(6)	$267,076
the Board and Chief Executive Officer (4)	2009	$240,000	$520	(5)	$20,448	(7)	$260,968

Stefan Dunigan,	2010	$110,000	$-		$7,680	(9)	$117,680
CEO and President of Call Compliance (8)	2009	$120,000	$-		$8,813	(10)	$128,813

(1)
Represents the grants for salary deferral during 2010 for a total of 22,500,000 five-year stock purchase warrants at an exercise price of $0.01 per share.  Represents the three grants for salary deferral during 2009 for a total of 6,800,000 five-year stock purchase warrants at an exercise price of $0.05 per share.  Reference the footnotes to the financial which discloses the assumptions made in valuing these options and warrants.

(2)	Mr. Brookstein received an $11,000 car lease allowance and $2,813 for insurance, repairs and gas in 2010.

(3)	Mr. Brookstein received a $12,000 car lease allowance and $6,594 for insurance, repairs and gas in 2009.

(4)	Mr. Garfinkel resigned from the Company effective November 23, 2010.

(5)
Represents the grants for salary deferral during 2010 for a total of 20,750,000 five-year stock purchase warrants at an exercise price of $0.01 per share.  Represents the grants for salary deferral during 2009 for a total of 7,400,000 five-year stock purchase warrants at an exercise price of $0.05 per share.  Reference the footnotes to the financial which discloses the assumptions made in valuing these options and warrants.

(6)	Mr. Garfinkel received a $13,046 car lease allowance and $8,839 for insurance, repairs and gas in 2010.

(7)	Mr. Garfinkel received a $12,000 car lease allowance and $8,448 for insurance, repairs and gas in 2009.

(8)
Mr. Dunigan was promoted to CEO and President of Call Compliance Inc. effective February 2010.  He left the Company in connection with the Surrender of Collateral transaction with Agile on December 1, 2010.

(9)	Mr. Dunigan received $7,680 for an automobile lease and gas in 2010.

(10)	Mr. Dunigan received $8,813 for an automobile lease and gas in 2009.

Employment Agreements with Executive Officers

CCI has a five-year employment agreement, effective as of December 1, 2006, with Barry Brookstein, our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.  Brookstein’s employment expires on November 30, 2011.   Under the terms of his employment agreement, Mr. Brookstein receives a base salary of $240,000 per year.  He is also entitled to an annual bonus from the bonus pool, the amount to be determined in the sole discretion of the Board, and an allowance for an automobile of up to $1,000 per month plus reimbursement for maintenance, insurance and gasoline also to be determined in the sole discretion of the Board.  His employment agreement provides for health insurance and other standard benefits and contains certain non-competition prohibitions which require that each officer not engage in any business activities which directly compete with our business while he is employed by us or is one of our principal stockholders.

CCI also had a five-year employment agreement with Dean Garfinkel, our former Chairman of the Board, Chief Executive Officer and President.  Mr. Garfinkel received a base salary of $240,000 and had benefits as Mr. Brookstein.  Mr. Garfinkel resigned from the Company on November 23, 2010.

As described above, Messrs. Brookstein’s and Garfinkel’s respective employment agreements provide for an annual bonus from a bonus pool, with the amount of each bonus to be determined in the sole discretion of the Board.  The bonus pool shall be equal to a percentage of our pre-tax profits, if any, after the service of any debt on a calendar year basis, starting with 25% of the first $10 million in pretax earnings, and 10% of any pretax earnings in excess of $10 million.  For the fiscal years ended December 31, 2010 and 2009, no bonuses were awarded.  At present, Mr. Brookstein’s employment agreement is guaranteed by the Company as the parent company of CCI.

Deferred salary from 2007 was paid in equal amounts during the first six months of 2008.

Both Mssrs. Brookstein and Garfinkel deferred some or all of their respective salaries in 2009 and 2010.  In 2009, Mr. Brookstein deferred $150,000 of his salary and Mr. Garfinkel deferred $185,000.  In 2010, Mr. Brookstein deferred his total base annual salary of $240,000 and Mr. Garfinkel deferred $195,000.  At December 31, 2010, salaries owed to Mr. Brookstein total $390,000 and $380,000 to Mr. Garfinkel.  The Company is in negotiations with Mr. Garfinkel for the payment of his deferred salary.  Mr. Brookstein has continued to defer his base annual salary in 2011.

Mr. Dunigan did not have an employment agreement with the Company.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth in the “General” subsection above, as of December 31, 2010:
•	with respect to each option award -

•	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;

•	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;

•	the exercise price of such option; and

•	the expiration date of such option; and

•	with respect to each stock award -

•	the number of shares of our common stock that have been earned but have not vested;

•	the market value of the shares of our common stock that have been earned but have not vested;

•	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and

•	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

Option Awards and Warrant Awards

	Number of	Number of	Equity Incentive
	Securities	Securities	Plan Awards:
	Underlying	Underlying	Number of	Weighted
	Unexercised	Unexercised	Securities Underlying	Average
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price	Date
Barry Brookstein	10,000,000	0	0	$0.026	Various in 2013
	26,540,000	0	0	$0.031	Various in 2014
	27,450,000	0	0	$0.010	Various in 2015

Stock Awards

Equity Incentive
Plan Awards:
			Number	Market or
	Number of	Market Value	of Unearned	Pay-Out Value of
	Shares That	of Shares That	Shares That	Unearned Shares
Name	Have Not Vested	Have Not Vested	Have Not Vested	Have Not Vested
Barry Brookstein	0	$—	0	$—

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

Retirement and Post Retirement Benefits

The Company does not offer a post-retirement health plan to its executive officers or employees.

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

The following tables set forth information with respect to the beneficial ownership of shares of each class of our voting securities as of April 12, 2011, by:
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

Except as otherwise indicated in the notes to the following table,
•	we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and

•	the address for each beneficial owner listed in the table is c/o Compliance Systems Corporation, 50 Glen Street, Glen Cove NY 11542

Series A Senior Convertible Voting Non-Redeemable Preferred Stock

	Amount and Nature of	Percentage
Name and Address of Stockholder	Beneficial Ownership	of Class
Barry Brookstein (1)	200,000	8.7%

All executive officers and directors as a group (one person)	200,000	8.7%

(1)	Mr. Brookstein is our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.
Series B Senior Subordinated Convertible Voting Redeemable Preferred Stock

	Amount and Nature of		Percentage
Name and Address of Stockholder	Beneficial Ownership		of Class
Barry Brookstein (1)	1,250,000	(2)	100.0%

All executive officers and directors as a group (one person)	1,250,000	(2)	100.0%

(1)	Mr. Brookstein is our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.

(2)	Includes 750,000 shares of Series B Preferred Stock owned by a company in which Mr. Brookstein serves as an executive officer and director and is the sole stockholder.

Series C Senior Subordinated Convertible Voting Redeemable Preferred Stock

	Amount and Nature of
Name and Address of Stockholder	Beneficial Ownership		Percentage of Class
Barry Brookstein (1)	862,357	(2)	47.2%
Dean Garfinkel (3)	473,896	(4)	25.9%
All executive officers and directors as a group (one person)	862,357	(2)	47.2%
All executive officers and directors and 5% stockholders as a group	1,336,253	(2)(4)	73.1%

(1)	Mr. Brookstein is our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.

(2)
Includes (a) 450,601 shares of Series C Preferred Stock owned by a company in which Mr. Brookstein serves as an executive officer and director and and is the sole stockholder and (b) 4,764 shares of Series C Preferred Stock owned by Mr. Brookstein’s minor children for which Mr. Brookstein has custodial control.

(3)	Mr. Garfinkel is our former Chairman of the Board, Chief Executive Officer and President.

(4)	Includes 7,146 shares of Series C Preferred Stock owned by Mr. Garfinkel’s minor children for which Mr. Garfinkel has custodial control.

Common Stock
	Amount and Nature of		Percentage
Name and Address of Stockholder	Beneficial Ownership		of Class
Barry Brookstein (1)	321,171,531	(2)(8)	54.3%
Dean Garfinkel (3)	102,839,726	(4)(8)	27.4
Stefan Dunigan (5)	18,319,514	(6)	6.1
Summit Trading LLC (7)	38,666,667		13.7

All executive officers and directors as a group (one person)	321,171,531	(2)	32.1
All executive officers and directors and 5% stockholders as a group	480,997,438	(2)(4)	48.0%

(1)	Mr. Brookstein is our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.

(2)
Includes (a) 63,512 shares of our common stock owned by Mr. Brookstein’s minor children for which Mr. Brookstein has custodial control, (b) 10,000,000 shares of our common stock issuable upon exercise of an option granted to Mr. Brookstein in January 2008, (c) 67,940,000 shares of our common stock issuable upon the exercise of warrants granted to Mr. Brookstein at various times,  (d) 20,000,000 shares of our common stock issuable upon conversion of the 200,000 shares of Series A Preferred Stock beneficially owned by Mr. Brookstein, (e) 125,000,000 shares of our common stock issuable upon conversion of the 1,250,000 shares of Series B Preferred Stock beneficially owned by Mr. Brookstein, (f) 85,759,300 shares of our common stock issuable upon conversion of the 857,593 shares of Series C Preferred Stock beneficially owned by Mr. Brookstein and (g) 476,400 shares of our common stock issuable upon conversion of the 4,764 shares of Series C Preferred Stock owned by Mr. Brookstein’s minor children for which Mr. Brookstein has custodial control.

(3)	Mr. Garfinkel is our former Chairman of the Board, Chief Executive Officer and President.

(4)
Includes (a) 95,267 shares of our common stock owned by Mr. Garfinkel’s minor children for which Mr. Garfinkel has custodial control, (b) 20,000,000 shares of our common stock issuable upon exercise of an option granted to Mr. Garfinkel in January 2008, (c) 26,900,000 shares of our common stock issuable upon the exercises of warrants granted to Mr. Garfinkel at various times, (d) 46,675,000 shares of our common stock issuable upon conversion of the 466,750 shares of Series C Preferred Stock beneficially owned by Mr. Garfinkel and (e) 714,600 shares of our common stock issuable upon conversion of the 7,146 shares of Series C Preferred Stock owned by Mr. Garfinkel’s minor children for which Mr. Garfinkel has custodial control.

(5)	Mr. Dunigan was the CEO and President of CCI. He left the Company as part of the Surrender of Collateral transaction with Agile.

(6)
Includes (a) 7,500,000 shares of common stock issuable upon conversion of 75,000 shares of Series A Preferred Stock, and (b) 10 million shares of our common stock issuable upon exercise of an option granted to Mr. Dunigan in January 2008.

(7)	The mailing address for Summit Trading Limited is 120 Flagler Avenue, New Smyrna Beach, Florida 32169.

(8)
Brookstein and Garfinkel have entered into "Rule 10b5-1 plans," each dated as of September 9, 2009, pursuant to which they each initiated binding, irrevocable sell orders, with respect to up to 3.0 million shares of our common stock owned by each of them, at a price at or above $0.05 per share.  The sale period began September 1, 2009 and terminated on August 31, 2010.  No sales were made to date as the market price of our common stock remains below the threshold sale price under their Rule 10b5-1 plans.  Under these 10b5-1 plans, Messrs. Garfinkel and Brookstein were prohibited from exercising any subsequent influence over how, when or whether to effectuate any sale of their shares.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On March 3, 2009, Brookstein loaned the Company $50,000, due on demand, with interest at 18%.  On June 24, 2009, this note was exchanged for a secured note with a stated maturity date of July 1, 2011.  The note bears interest at 18%.  As of December 31, 2010, accrued and unpaid interest totaled $11,250.

The Company had a verbal management agreement with an entity wholly-owned by Garfinkel.  Under the terms of this verbal agreement, the Company received customer service support, content updates and promotional and growth support for the Regulatory Guide line of business.  The Company was responsible for accounting, software upgrades, web changes, and hardware and internet costs.  In consideration, the Company was committed to pay 50% of the Company’s net revenues from this line of business and 75% of the Company’s net above the 2009 base year.  For the year ended December 31, 2010, the Company paid approximately $21,000.  This Management Agreement ended on June 30, 2010.

Concurrent with the acquisition of Execuserve, the Company signed a consulting agreement with Eley.  The Company also paid consulting fees to a company Mr. Eley controlled.  For the year ended December 31, 2010, fees totaled $23,650.  Mr. Eley left the Company effective June 14, 2010.

Brookstein and Garfinkel have been deferring all or a portion of their salaries since January 1, 2009.   In 2010, Brookstein deferred his total salary of $240,000 and Garfinkel deferred $195,000.  As compensation, the Company granted to each of them Deferred Salary Warrants to purchase shares of Common Stock at the rate of 100 Deferred Salary Warrants for each $1 of deferred salary.  In 2010, Brookstein received 24,000,000 Deferred Salary Warrants and Garfinkel received 19,500,000 Deferred Salary Warrants.

The Company has failed to pay dividends on the 1.25 million outstanding shares of its Series B Preferred Stock since January 1, 2009.  All of the outstanding shares of Series B Preferred Stock are held by Brookstein and Spirits. Although the Company has been and currently is unable to pay the Series B Preferred Stock dividends when due, the dividends have been and are continuing to be accrued until such time as the monthly dividends can lawfully be paid under Nevada law.  The Company deferred dividends totaling $150,000 for the year ended December 31, 2010: $60,000 due to Brookstein, and $90,000 due to Spirits.  As compensation, the Company granted to each of them Dividend Accrual Warrants to purchase shares of Common Stock at the rate of 100 Deferred Salary Warrants for each $1 of dividends accrued.  In 2010, Brookstein received 6,000,000 Dividend Accrual Warrants and Spirits received 9,000,000 Dividend Accrual Warrants.

Commencing in the fourth quarter of 2009, the Company failed to pay interest on the promissory notes that were previously issued to the Note Holders which includes Brookstein.  To compensate Brookstein for the failure to pay interest on his promissory note, the Company granted to Brookstein warrants to purchase shares of common Stock at the rate of 100 Deferred Interest Payment Warrants for every $1 of interest not paid.  Brookstein received 900,000 Deferred Interest Payment Warrants in 2010 for unpaid accrued interest totaling $9,000.

Item 14.	Principal Accounting Fees and Services.

Holtz Rubenstein Reminick LLP (“Holtz Rubenstein”) has served as our independent certified public accountants since October 2007.

Principal Accountant Fees and Services

The following table sets forth the fees billed by our independent certified public accountants for the years ended December 31, 2010 and 2009 for the categories of services indicated.

	Fiscal Year Ended December 31,
Category	2010	2009
Audit fees (1)	$50,600	$67,500
Audit-related fees (2)	0	0
Tax fees (3)	0	0

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

Our board reviewed the audited financial statements of our company for the year ended December 31, 2010 and met with both other members of management and the independent auditors, separately and together, to discuss such financial statements.  Management and the auditors have represented to us that the financial statements were prepared in accordance with generally accepted accounting principles in the United States.  Our board also received written disclosures and a letter from our auditors regarding their independence from us, as required by PCAOB Rule 3526 and discussed with the auditors their independence with respect to all services that our auditors rendered to us.  Our board also discussed with the auditors any matters required to be discussed by Statement on Auditing Standards No. 61.  Based upon these reviews and discussions, our board authorized and directed that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our board reviewed the audited financial statements of our company for the year ended December 31, 2010 and met with both other members of management and the independent auditors, separately and together, to discuss such financial statements.  Management and the auditors have represented to us that the financial statements were prepared in accordance with generally accepted accounting principles in the United States.  Our board also received written disclosures and a letter from our auditors regarding their independence from us, as required by [Independence Standards Board Standard No. 1,] and discussed with the auditors their independence with respect to all services that our auditors rendered to us.  Our board also discussed with the auditors any matters required to be discussed by Statement on Auditing Standards No. 61.  Based upon these reviews and discussions, our board authorized and directed that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

10.16
First Amendment to Employment Agreement dated December 1, 2001, dated September 30, 2005, between Call Compliance, Inc. and Dean Garfinkel.  [Incorporated by reference to Exhibit 10.36 to Amendment Number 1 to our Registration Statement on Form SB-2/A, filed with the SEC on August 11, 2006.]

10.17
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

10.19
Security Agreement, dated March 8, 2006 by and between Call Compliance, Inc. and Nascap Corp.  [Incorporated by reference to Exhibit 10.62 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.]

10.20
Guaranty Agreement, dated September 30, 2006, by Compliance Systems Corporation in favor of Nascap Corp.  [Incorporated by reference to Exhibit 10.63 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.]

10.21
Consent, dated September 30, 2006, of Montgomery Equity Partners, Ltd. to the issuance by Call Compliance, Inc. of a $150,000 Promissory Note to Nascap Corp.  [Incorporated by reference to Exhibit 10.64 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.]

10.22
Securities Purchase Agreement, dated March 16, 2007, between Compliance Systems Corporation and Cornell Capital Partners, LP.  [Incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.]

10.23
Investor Registration Rights Agreement, dated March 16, 2007, between Compliance Systems Corporation and Cornell Capital Partners, LP.  [Incorporated by reference to Exhibit 10.25 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.]

10.24
Secured Convertible Debenture, dated March 16, 2007, issued to Cornell Capital Partners, LP.  .  [Incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.]

10.25
Pledge and Escrow Agreement, dated March 16, 2007, among Compliance Systems Corporation, Cornell Capital Partners, LP and David Gonzalez, Esq.  [Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.]

10.26
Irrevocable Transfer Agent Instructions, dated March 16, 2007, among Compliance systems Corporation, Cornell Capital Partners, LP and Continental Stock Transfer & Trust Company.  [Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.]

10.27
Amended and Restated Irrevocable Transfer Agent Instructions, dated March 16, 2007, among Compliance Systems Corporation, Cornell Capital Partners, LP and Continental Stock Transfer & Trust Company.  [Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.]

10.28
Form of Debentures sold in September 2007.  [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the SEC on November 14, 2007.]

10.29
Letter of Compliance Systems Corporation, dated August 7, 2007, addressed to Cornell Capital Partners, LP.  [Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the SEC on November 14, 2007.]

10.30
Form of Option Agreement, dated as of January 4, 2008, with respect to options granted by Compliance Systems Corporation to Dean Garfinkel (20,000,000 shares) and Barry M. Brookstein (10,000,000 shares).  [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: January 4, 2008), filed with the SEC on February 15, 2008.]

10.31
Securities Purchase Agreement dated as of May 6, 2008, between Compliance Systems Corporation and Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]

10.32
Secured Convertible Debenture of Compliance Systems Corporation, dated May 6, 2008, in the principal amount of $300,000 and payable to Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]

10.33
Security Agreement dated as of May 6, 2008, between Compliance Systems Corporation and Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]

10.34
Limited Non-Recourse Guaranty Agreement dated as of May 6, 2008, between Dean Garfinkel and Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]

10.35
Limited Non-Recourse Guaranty Agreement dated as of May 6, 2008, between Barry Brookstein and Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]

10.36
Limited Non-Recourse Guaranty Agreement, dated as of May 6, 2008, between Spirits Management, Inc. and Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]

10.37
Stock Pledge Agreement, dated as of May 6, 2008, between (sic) Agile Opportunity Fund, LLC, Dean Garfinkel and Barry Brookstein. [Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]

10.38
Warrant Certificate of Compliance Systems Corporation, dated as of May 6, 2008, registered in the name of Cresta Capital Strategies, LLC.  [Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]

10.39
Secured Convertible Debenture of Compliance Systems Corporation, dated September 2, 2008, in the principal amount of $300,000 and payable to Agile Opportunity Fund, LLC.  [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: September 2, 2008), filed with the SEC on September 5, 2008.]

10.40
Warrant Certificate of Compliance Systems Corporation, dated as of September 2, 2008, registered in the name of Cresta Capital Strategies, LLC.  [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: September 2, 2008), filed with the SEC on September 5, 2008.]

10.41
Consulting Agreement, executed as of December 1, 2008, between Compliance Systems Corporation and Summit Trading Limited.  [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: December 1, 2008), filed with the SEC on December 5, 2008.]

10.42
Agreement to Amend and Restate Secured Convertible Debentures, dated as of January 31, 2009, between Compliance Systems Corporation and Agile Opportunity Fund, LLC [Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.43
Amended and Restated Secured Convertible Debenture of Compliance Systems Corporation, dated May 6, 2008, in the principal amount of $300,000 and payable to Agile Opportunity Fund, LLC [Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.44
Amended and Restated Secured Convertible Debenture of Compliance Systems Corporation, dated September 2, 2008, in the principal amount of $300,000 and payable to Agile Opportunity Fund, LLC[Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.45
Waiver and Standstill Agreement, dated as of January 26, 2009, between Compliance Systems Corporation, Call Compliance, Inc. and Nascap Corp [Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.46
Loan Modification Agreement, dated as of March 31, 2009, among Compliance Systems Corporation, Call Compliance, Inc. and Nascap Corporation [Incorporated by reference to Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.47
Amended and Restated Promissory Note of Call Compliance, Inc., dated March 31, 2009, in the principal amount of up to $750,000 and payable to Nascap Corporation [Incorporated by reference to Exhibit 10.13 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.48
Form of Class A Warrant Certificate of Compliance Systems Corporation registered in the name of Nascap Corp. [Incorporated by reference to Exhibit B to the Loan Modification Agreement made Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.49
Form of Class B Warrant Certificate of Compliance Systems Corporation registered in the name of Nascap Corp. [Incorporated by reference to Exhibit C to the Loan Modification Agreement made Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.50
Promissory Note of Call Compliance, Inc., dated as of March 3, 2009, in the principal amount of $50,000 and payable to Barry Brookstein [Incorporated by reference to Exhibit 10.16 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.51
Corporate Guaranty, dated March 3, 2009, of Compliance Systems Corporation in favor of Barry Brookstein [Incorporated by reference to Exhibit 10.17 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.52
Promissory Note of Compliance Systems Corporation, dated as of March 2, 2009, in the principal amount of $24,750 and payable to Pretect, Inc [Incorporated by reference to Exhibit 10.18 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.53
Purchase of Software and Intellectual Property, dated April 7, 2010, from Thomas Joseph Koty in exchange for Restricted shares and warrants [Incorporated by reference to Exhibit 10.18 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.54
Omnibus Amendment and Securities Purchase Agreement, dated as of September 18, 2009, between Compliance Systems Corporation and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.1 of the Form 8-K (Date of Report: September 18, 2009) of Compliance Systems Corp., filed with the Securities and Exchange Commission on September 22, 2009.]

10.55
Secured Convertible Debenture of Compliance Systems Corporation, dated September 21, 2009, in the principal amount of $100,000 and payable to Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (Date of Report: September 18, 2009) of Compliance Systems Corp., filed with the Securities and Exchange Commission on September 22, 2009.]

10.56
Second Omnibus Amendment and Securities Purchase Agreement, dated as of November 23, 2009, between Compliance Systems Corporation and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (Date of Report: November 23, 2009) of Compliance Systems Corp., filed with the Securities and Exchange Commission on November 30, 2009.]

10.57
Secured Convertible Debenture of Compliance Systems Corporation, dated November 23, 2009, in the principal amount of $80,000 and payable to Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (Date of Report: November 23, 2009) of Compliance Systems Corp., filed with the Securities and Exchange Commission on November 30, 2009.]

10.58
Agreement and Plan of Merger, dated as of February 5, 2010, among Execuserve Corp., Compliance Systems Corporation, CSC/Execuserve Acquisition Corp., W. Thomas Eley, James A. Robinson, Jr. and Robin Rennockl. [Incorporated by reference to Exhibit 2.2 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.59
Consulting Agreement, dated as of February 9, 2010, between Execuserve Corp. and W. Thomas Eley. [Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.60
Employment Agreement, dated as of February 9, 2010, between Execuserve and Jim Robinson. [Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.61
Employment Agreement, dated as of February 9, 2010, between Execuserve and Robin Rennockl.  [Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.62
Promissory Note of Execuserve Corp., dated as of February 9, 2010 and payable to W. Thomas Eley. [Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.63
Promissory Note of Execuserve Corp., dated as of February 9, 2010 and payable to Jim Robinson. [Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.64
Form of Lock-Up Agreement to be entered into between Compliance Systems Corporation and each person or entity receiving common stock of Compliance Systems Corporation pursuant to or in accordance with the Agreement and Plan of Merger. [Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.65
Amended and Restated Securities Purchase Agreement, dated as of February 5, 2010, among Compliance Systems Corporation, Execuserve Corp., Spirits Management Inc., Barry Brookstein, Dean Garfinkel and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.66
Amended and Restated Security Agreement, dated as of February 9, 2010, between Compliance Systems Corporation and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.67
Guaranty Agreement, dated as of February 9, 2010, among Call Compliance Inc., Execuserve Corp. and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.9 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.68
Guarantor Security Agreement, dated as of February 9, 2010, between Execuserve Corp. and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.10 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.69
Guarantor Security Agreement, dated as of February 9, 2010, between Call Compliance Inc. and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.11 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.70
Subordination Agreement, dated as of February 9, 2010, between Agile Opportunity Fund, LLC and Barry M. Brookstein. [Incorporated by reference to Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.71
Subordination Agreement, dated as of February 9, 2010, between Agile Opportunity Fund, LLC and Nascap Corp. [Incorporated by reference to Exhibit 10.13 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.72
Subordination Agreement, dated as of February 9, 2010, between Agile Opportunity Fund, LLC and Henry A. Ponzio. [Incorporated by reference to Exhibit 10.14 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.73
Warrant Certificate of Compliance Systems Corp., dated February 11, 2010, evidencing 7.5 million common stock purchase warrants registered in the name of Moritt Hock Hamroff & Horowitz LLP. [Incorporated by reference to Exhibit 10.15 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.74
Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 2.2 million common stock purchase warrants registered in the name of Dean R. Garfinkel. [Incorporated by reference to Exhibit 10.16 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.75
Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 2.0 million common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.17 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.76
Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 600,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.18 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.77
Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 900,000 common stock purchase warrants registered in the name of Spirits Management Inc. [Incorporated by reference to Exhibit 10.19 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.78
Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 3,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.20 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.79
Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 4,500,000 common stock purchase warrants registered in the name of Spirits Management Inc. [Incorporated by reference to Exhibit 10.21 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.80
Amended and Restated Secured Convertible Debenture of Compliance Systems Corporation, dated February 9, 2010, payable to Agile Opportunity Fund, LLC and in the principal amount of $1,765,000. [Incorporated by reference to Exhibit 10.22 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.81
Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 90,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.23 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.82
Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 270,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.24 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.83
Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 420,000 common stock purchase warrants registered in the name of Nascap Corp. [Incorporated by reference to Exhibit 10.25 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.84
Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 12 million common stock purchase warrants registered in the name of Dean R. Garfinkel. [Incorporated by reference to Exhibit 10.26 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.85
Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 12 million common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.27 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.86
Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 450,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.28 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.87
Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 1,350,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.29 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.88
Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 2,100,000 common stock purchase warrants registered in the name of Nascap Corp.  [Incorporated by reference to Exhibit 10.30 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.89
Independent Sales Representative Agreement, dated June 15, 2010, between Execuserve Corp. and EPC, LLC. [Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: June 14, 2010), filed with the Securities and Exchange Commission on June 18, 2010].

10.90
Asset Purchase Agreement, dated April 7, 2010, between Thomas Joseph Koty and Call Compliance.com, Inc.  [Incorporated by reference to Exhibit 10.22 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2010), filed with the Securities and Exchange Commission on June 24, 2010].

10.91
Letter Agreement, dated April 13, 2010, between Chestnut Cove Development LLC and Compliance Systems Corporation. [Incorporated by reference to Exhibit 10.23 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2010), filed with the Securities and Exchange Commission on June 24, 2010].

10.92
Omnibus Amendment and Securities Purchase Agreement, dated as of July 1, 2010, among Compliance Systems Corporation, Execuserve Corp., Call Compliance, Inc., Spirits Management Inc., Barry Brookstein, Dean Garfinkel and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010].

10.93
Secured Convertible Debenture of Compliance Systems Corporation, dated July 1, 2010, in the principal amount of $175,000 and payable to Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010].

10.94
Warrant Certificate of Compliance Systems Corporation, dated June 30, 2010, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010].

10.95
Warrant Certificate of Compliance Systems Corporation, dated June 30, 2010, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. [Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010].

10.96
Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 6 million common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010].

10.97
Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 4.5 million common stock purchase warrants registered in the name of Dean R. Garfinkel. [Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010].

10.98
Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010].

10.99
Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010].

10.100
Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 1.05 million common stock purchase warrants registered in the name of Nascap Corp. [Incorporated by reference to Exhibit 10.9 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010].

10.101
Warrant Certificate of Compliance Systems Corporation, dated as of September 30, 2010, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010].

10.102
Warrant Certificate of Compliance Systems Corporation, dated as of September 30, 2010, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. [Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010].

10.103
Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 6 million common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010].

10.104
Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 4.5 million common stock purchase warrants registered in the name of Dean R. Garfinkel.  [Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010].

10.105
Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010].

10.106
Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010].

10.107
Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 1.05 million common stock purchase warrants registered in the name of Nascap Corp.  [Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010].

10.108
Agreement and Consent to Surrender of Collateral dated December 1, 2010, among Compliance Systems Corporation, Call Compliance Inc., Execuserve Corp. and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: December 1, 2010), filed with the Securities and Exchange Commission on March 2, 2011].

14.1	Code of Ethics. [Incorporated by reference to Exhibit 14.1 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]
21.1	Subsidiaries. [Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on March 28, 2008.]
31.1	Rule 13a-14(a)/15d-14(a) Certification of Barry M. Brookstein.
32.1	Section 1350 Certification of Barry M. Brookstein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Compliance System Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Compliance System Corporation and Subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered continued losses from operations since inception, and as of December 31, 2010, had stockholders’ and working capital deficiencies of $2,582,378 and $2,488,921, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
April 14, 2011

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS

Current Assets:
Cash	$19,014	$26,195
Accounts receivable, net	30,085	-
Prepaid expenses and other current assets	26,111	81,133
Discontinued operations	-	195,813
Total Current Assets	75,210	303,141

Property, equipment and capitalized software costs, net	-	71,048

Deferred loan costs, net	-	11,560
Discontinued operations	-	29,385

Total Assets	$75,210	$415,134

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Short-term and demand notes payable	$442,189	$379,265
Accounts payable and accrued expenses	1,051,767	474,462
Accrued officers' compensation	770,000	335,000
Short-term note payable - related party	115,492	-
Current maturities of long-term debt	184,683	933
Secured convertible debentures and accrued interest thereon	-	892,275
Discontinued operations	-	422,132
Total Current Liabilities	2,564,131	2,504,067

Long-term Liabilities:
Long-term loans payable - related parties	93,457	52,500
Long-term debt, less current maturities	-	156,500
Total Long-term Liabilities	93,457	209,000

Total Liabilities	2,657,588	2,713,067

Commitments

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,293,750 shares issued
and outstanding	2,294	2,294
Series B: 1,500,000 shares authorized, 1,250,000 shares issued
and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued
and outstanding	1,829	1,829
Common stock, $0.001 par value; 2,000,000,000 shares authorized,
281,783,997 and 194,611,662 shares issued and outstanding, respectively	281,783	194,612
Additional paid-in capital	6,051,734	5,738,510
Accumulated deficit	(8,921,268)	(8,236,428)
Total Stockholders' Deficiency	(2,582,378)	(2,297,933)

Total Liabilities and Stockholders' Deficiency	$75,210	$415,134

See Accompanying Notes to Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009

Revenues	$-	$-

Cost of Revenues	-	-

Gross Margin	-	-

Operating Expenses:
Selling, general and administrative expenses	348,588	343,688

Operating Loss	(348,588)	(343,688)

Interest expense (including amortization of loan costs
and related financing expenses)	(872,448)	(422,163)

Loss From Continuing Operations	(1,221,036)	(765,851)

Income (Loss) From Discontinued Operations:
Loss from operations	(877,059)	(756,750)
Gain on surrender of collateral of discontinued operations	1,413,255	-
Total Income (Loss) From Discontinued Operations	536,196	(756,750)

Net Loss	(684,840)	(1,522,601)

Preferred Dividends	150,000	150,000

Net Loss Attributable to Common Shareholders	$(834,840)	$(1,672,601)

Basic and Diluted Per Share Data:
Loss from continuing operations	$0.00	$(0.01)
Income (loss) from discontinued operations	0.00	0.00
Net loss	$0.00	$(0.01)

Weighted Average Shares Outstanding -
Basic and Diluted	272,763,087	176,066,525

See Accompanying Notes to Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
Years Ended December 31, 2010 and 2009

	Preferred Stock			Common Stock
						Additional
	Series	Series	Series			Paid-in	Accumulated
	A	B	C	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2009	$2,500	$1,250	$1,829	169,286,662	$169,287	$5,843,999	$(6,713,827)	$(694,962)

Common stock issued for services	-	-	-	100,000	100	4,900	-	5,000
Common stock issued to secured convertible
debenture purchaser	-	-	-	4,600,000	4,600	57,200	-	61,800
Issuance of warrants	-	-	-	-	-	2,830	-	2,830
Conversion of 206,250 shares of Series A
Preferred Stock to common stock	(206)	-	-	20,625,000	20,625	(20,419)	-	-
Preferred dividends	-	-	-	-	-	(150,000)	-	(150,000)
Net loss	-	-	-	-	-	-	(1,522,601)	(1,522,601)

Balances, December 31, 2009	2,294	1,250	1,829	194,611,662	194,612	5,738,510	(8,236,428)	(2,297,933)

Common stock issued for services	-	-	-	5,750,000	5,750	25,625	-	31,375
Common stock issued for debt discount	-	-	-	8,400,000	8,400	25,560	-	33,960
Common stock issued for loan costs	-	-	-	23,000,000	23,000	101,200	-	124,200
Common stock issued for acquisition	-	-	-	48,029,780	48,029	211,332	-	259,361
Common stock issued for retention of employees - net	-	-	-	1,992,555	1,992	13,276	-	15,268
Issuance of warrants for services	-	-	-	-	-	53,962	-	53,962
Issuance of warrants for conversion of
accounts payable	-	-	-	-	-	39,657	-	39,657
Stock issuance costs	-	-	-	-	-	(7,388)	-	(7,388)
Preferred dividends						(150,000)		(150,000)
Net loss							(684,840)	(684,840)

Balances at December 31, 2010	$2,294	$1,250	$1,829	281,783,997	$281,783	$6,051,734	$(8,921,268)	$(2,582,378)

See Accompanying Notes to Consolidated Financial Statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(684,840)	$(1,522,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on surrender of collateral of discontinued operations	(1,413,255)	-
Stock-based compensation	85,337	1,430
Depreciation and amortization	78,291	36,113
Amortization of deferred charges and debt discount	220,712	228,764
Retention shares issued as part of acquisition	14,371	-
Interest/penalty accrued and not paid or imputed	459,176	126,491
Bad debt expense	61,172	-
Changes in assets and liabilities:
Accounts receivable	(10,115)	(51,879)
Prepaid expenses and other current assets	137,776	50,114
Security deposits	7,056	7,500
Accounts payable and accrued expenses	90,114	308,419
Accrued officers' compensation	435,000	335,000
Deferred service revenue	(53,670)	(3,336)
Total adjustments	111,965	1,038,616
Net Cash Used in Operating Activities	(572,875)	(483,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, equipment and capitalized software	-	(8,906)
Net Cash Used In Investing Activities	-	(8,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) proceeds of short-term and demand loans	(55,230)	152,086
Proceeds from issuance of secured convertible debentures	700,000	180,000
Proceeds from related party loans	-	50,000
Stock issuance costs	(7,388)	-
Loan costs paid in cash	(71,688)	(21,222)
Repayment of long-term debt	-	(50,000)
Net Cash Provided By Financing Activities	565,694	310,864

NET DECREASE IN CASH	(7,181)	(182,027)

CASH - Beginning of Year	26,195	208,222

CASH - End of Year	$19,014	$26,195

SUPPLEMENTAL INFORMATION:
Cash Paid During the Year for:
Interest	$70,800	$139,533

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued for debt repayment/services/future services	$43,039	$5,000
Preferred dividends declared and accrued, but not paid	$150,000	$150,000
Issuance of shares as a debt discount	$33,960	$-
Loan costs paid in stock	$124,200	$-
Value of common stock issued for acquisition	$259,361	$-
Insurance premium financed	$39,155	$31,004
Cancellation of retention shares	$11,568	$-
Value of warrant issued for conversion of accounts payable	$39,657	$-
Net liabilities forgiven under Agile Surrender of Collateral	$1,413,255	$-
Issuance of promissory note to vendor	$-	$24,750
Value of warrants issued to debt holder	$-	$1,400
Value of common stock issued to secured convertible debenture holder	$-	$61,800
Value of preferred stock converted to common stock	$-	$206,250

See Accompnaying Notes to Consolidated Financial Statements

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

On December 1, 2010, the Company entered into and consummated the transactions contemplated by an Agreement and Consent to Surrender of Collateral (“Surrender of collateral”) with Agile Opportunity Fund LLC (“Agile”).  As a result, the Company’s operating businesses are reflected as discontinued operations.  See Note 6 for a further discussion of the Surrender of Collateral and Note 14 for a further discussion of discontinued operations.

The Company’s current business plan is to attempt to identify and negotiate with business targets for mergers of those entities with and into the Company.   No assurance can be given that the Company will be successful in identifying or negotiating with any target company.

Prior to the Surrender of Collateral, the Company operated its principal businesses through two of its subsidiaries, Call Compliance, Inc. (“CCI”) and Execuserve Corp. (“Execuserve”).  CCI provided compliance technologies, methodologies and services to the teleservices industry.  The Company developed a compliance technology called the TeleBlock® Call Blocking System which is a product that automatically screens and blocks outbound calls against federal, state, and in-house Do-Not-Call lists.  A patent for TeleBlock was granted by the United States Patent and Trademark Office in December of 2001. The business of Execuserve Corp. provided organizations who are hiring employees with tests and other evaluation tools and services to assess and compare job candidates.  We had developed a proprietary behavioral assessment test called Hire-Intelligence™ which applied adaptive testing techniques to probe each job candidate who takes the test for potential behavioral strengths and weaknesses relevant to the job for which they are being considered.

B.	Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered continued losses from operations since its inception. At December 31, 2010, the Company had stockholders’ and working capital deficiencies of $2,582,378 and $2,488,921, respectively.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	Summary of Significant Accounting Policies

A.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

B.	Use of Estimates

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

B.	Concentration of Credit Risk

At certain times, bank balances may exceed coverage provided by the Federal Deposit Insurance Corporation, however, due to the size and strength of the financial institutions where such balances are held, such exposure to loss is considered minimal.

C.  Accounts Receivable

Accounts receivable are reviewed at the end of each reporting period to determine the collectability based upon the aging of the balances and the history of the customer. Based on management’s evaluation of collectibility, an allowance for doubtful accounts of $69,883 and $8,710 at December 31, 2010 and 2009, respectively, had been provided applicable to certain peripheral service and commission receivables.  The 2009 allowance is included in current assets - discontinued operations at December 31, 2009.

D.  Property and Equipment

Property and equipment was stated at cost.  These assets were depreciated on a straight-line basis over their estimated useful lives (generally two to five years).  Leasehold improvements were amortized over 39 to 55 months.

Property and equipment also included the capitalized cost of internal-use software, including software used to upgrade and enhance processes supporting the Company’s business. The Company capitalizes costs incurred during the application development stage related to the development of internal-use software and amortized these costs over the estimated useful life of five years.

Depreciation and amortization expense was $28,345 and $36,113 for the years ended December 31, 2010 and 2009, respectively, and is included in discontinued operations.

E.  Intangible Assets

Intangible assets were amortized on a straight-line basis over the period during which the asset were expected to contribute directly or indirectly to cash flows of the entity (useful lives).

Amortization expense was $49,946 and $1,500 for the years ended December 31, 2010 and 2009, respectively, and is included in discontinued operations.

F.  Amortization of Deferred Loan Costs

Deferred loan costs were amortized over the terms of the respective debt instruments.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	Summary of Significant Accounting Policies (Continued)

G. Stock Based Compensation Arrangements

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

H.    Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board's ("FASB") Accounting Standard Codification ("ASC") 740 "Income Tax". ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2010 and 2009, the Company had no material unrecognized tax benefits.

I.	Loss Per Share

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

	December 31, 2010	December 31, 2009
Preferred stock	537,271,900	537,231,900
Warrants	122,607,500	46,139,514
Stock options	40,000,000	45,000,000

J.	Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments, consisting primarily of cash, accounts receivable, accounts payable and accrued expenses and all debt, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

K.   Subsequent Events

Management has evaluated subsequent events through the date of this filing.

L.   Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	Merger

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

The Company calculated the purchase price of the acquisition in accordance with the provisions of ASC 805, “Business Combinations” at an aggregate of $1,099,059, which was derived from two components of the purchase consideration as follows:  (1) the value of the debt and equity shares was valued at $259,361 ($0.0054 per share of the Company’s common stock exchanged as quoted on the Over-the-Counter Bulletin Board on the effective date of the transaction); and (2) $839,698 of assumed liabilities.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	Merger (continued)

The Company recorded the following Execuserve assets at fair value:

Current assets	$1,921
Brand names	124,486
Non-compete agreements	33,022
ERP systems	250,168
Goodwill	689,462
Total assets acquired	$1,099,059

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

In consideration for their agreeing to subordinate their existing security interests to the security interest of Agile, effective as of February 9, 2010, the Company issued 1 million shares of Company Common Stock to Barry Brookstein (“Brookstein”), the Company’s Chief Financial Officer, 3 million shares of Company Common Stock to Henry Ponzio (“Ponzio”) and 7 million shares to Nascap Corp. (“Nascap”).  Collectively, these security interest holders own $550,000 of debt of the Company.

In connection with the consummation of the Merger, the Company issued to Summit Trading Limited (“Summit”) 12 million shares of Company Common Stock as consideration for services rendered with respect to the Merger Agreement in addition to shares of Company Common Stock previously issued to Summit.

On December 1, 2010, the Company entered into and consummated the transactions contemplated by an Agreement and Consent to Surrender of Collateral with Agile.  As a result, the Company’s operating businesses are reflected as discontinued operations including the operations of Execuserve.  See Note 6 for a further discussion of the Surrender of Collateral and Note 14 for a further discussion of discontinued operations.  As a result of this transaction, the Company cancelled 2,977,665 Retention Shares issued to certain Execuserve employees.

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

	For the Years ended December 31,
	2010	2009
Total revenues (included in discontinued operations)	$1,141,020	$1,303,027
Net loss attributable to common stockholders	(873,375)	(1,691,035)
Loss per share	0.00	(0.01)

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2010	2009

Accounts payable	$632,562	$324,462
Accrued dividends (see Note 11)	300,000	150,000
Accrued expenses and other current liabilities	119,205	—

Total	$1,051,767	$474,462

5.	Short-Term and Demand Notes Payable

Short-term and demand notes payable consist of the following:

	December 31,	December 31,
	2010	2009

Nascap Corp. and accrued interest (A)	$402,500	$360,500
John Koehler (B)	30,000	—
Insurance premium financing (C)	9,689	10,515
Pretec, Inc. (D)	—	8,250

Total	$442,189	$379,265

A.	Secured Demand Note – Nascap Corp.

In September 2006, CCI executed a secured $150,000 promissory note and related security agreement with Nascap.  Interest at 12% per annum was payable monthly in arrears and the note principal was due on demand.  The note was collateralized by the accounts receivable of the principal subsidiary and was unconditionally guaranteed by the Company.

As of March 31, 2009, the Company entered into a Loan Modification Agreement with Nascap.  The original Nascap note was amended and restated as a revolving line of credit promissory note (“Nascap Restated Note”) in the principal amount not to exceed $750,000.  The Nascap Restated Note contains the same terms and conditions as the original note, except for the revolving line of credit nature of the debt.  As consideration for entering into the Loan Modification Agreement, the Company agreed to issue Nascap twenty Class A and twenty Class B warrants for each $1.00 of principal outstanding under the Nascap Restated Note on April 30, 2009.  Each Class A and Class B warrant entitles the holder to purchase one share of the Company’s common stock at $0.05 per share.  The Class B warrants require the holder to pay the exercise price in the form of cancellation of amounts outstanding under the Nascap Restated Note prior the payment of the exercise price in the form of cash.  Accrued and unpaid interest on the Nascap note totaled $52,500 and $10,500 at December 31, 2010 and 2009, respectively.   At both December 31, 2010 and 2009, $350,000 was outstanding on this note.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	Short-Term and Demand Notes Payable (Continued)

B.	Promissory Note – John Koehler (“Koehler”)

On October 1, 2003, the predecessor to Execuserve issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor.  The note was amended on October 25, 2004.  Upon the acquisition of Execuserve by the Company, Koehler was owed $37,000.  The balance owed is being paid in monthly installments of $1,000.  The Company is in default as it has not made a payment since September 2010.  The balance due to Koehler at December 31, 2010 totaled $30,000.

C.	Insurance Premium Financing

At December 31, 2010 and 2009, the Company had an outstanding balance of $9,689 and $10,515, respectively, on loans utilized to fund certain financed insurance premiums.  Both loans are payable over nine-month terms and are being paid according to their respective terms.

D.   Note Payable – Pretect, Inc. (“Pretec”)

The Pretect obligation arose from consulting services provided by Pretect in connection with the Company’s review of its internal control over financial reporting and disclosure controls and procedures.  The Pretect Note provided for no interest (except in the event of default) and repayment of the principal amount in twelve equal monthly installments commencing on April 1, 2009.  The balance outstanding as of December 31, 2009 was $8,250.  The note was repaid in 2010.

6.   Secured Convertible Debentures

A.   Agile Original 2008 Debentures –

On May 6, 2008, the Company entered into a Securities Purchase Agreement (the “Agile Purchase Agreement”) with Agile. The Agile Purchase Agreement contemplated the Company’s immediate sale to Agile of a secured convertible debenture of the Company (the “Initial Original Agile Debenture”) in the original principal amount of $300,000 and having a maturity date of November 6, 2009, and a potential sale of a second secured convertible debenture (the “Additional Original Agile Debenture” and, collectively with the Initial Original Agile Debentures, the “Agile Original 2008 Debentures”) in the same original principal amount and having the same maturity date as the Initial Original Agile Debenture. The purchase price of each of the Agile Original 2008 Debentures was $300,000. The Agile Purchase Agreement further provided that, for no further consideration, the Company issue to Agile 3 million shares (each, an “Initial Original Equity Incentive Share”) of Company common stock in connection with the sale and issuance of the Initial Original Agile Debenture and an additional 2 million shares (each, an “Additional Original Equity Incentive Share” and, collectively with the Initial Original Equity Incentive Shares, the “Agile Original Equity Incentive Shares”) of Company common stock in connection with the sale and issuance of the Additional Original Agile Debenture.

The Agile Original 2008 Debentures bore interest at the rate of 15% per annum, payable monthly, although the Agile Original 2008 Debentures further provide that, in addition to interest, Agile was entitled to an additional payment, at maturity or whenever principal is paid, such that Agile’s annualized return on the amount of principal paid equals 30%.

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

Effective as of February 5, 2010, the Agile Original 2008 Debentures were converted as part of the Agile A&R Debenture.  See Item D below.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	Secured Convertible Debentures (Continued)

B.	Agile September 2009 Debenture –

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

The Agile September 2009 Debenture bore interest at the rate of 15% per annum, payable monthly, although the Agile September 2009 Debenture further provided that, in addition to interest, Agile was entitled to an additional payment, at maturity or whenever principal is paid, such that Agile’s annualized return on the amount of principal payment so paid equals 30%.

Effective as of February 5, 2010, the Agile September 2009 Debenture was converted as part of the Agile A&R Debenture.  See Item D below.

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

The Agile November 2009 Debenture bore interest at the rate of 15% per annum, payable monthly, although the Agile November 2009 Debenture further provided that, in addition to interest, Agile was entitled to an additional payment, at maturity or whenever principal is paid, such that Agile’s annualized return on the amount of principal payment so paid equals 30%.

 Effective as of February 5, 2010, the Agile September 2009 Debenture was converted as part of the Agile A&R Debenture.  See Item D below.

The total gross consideration received from Agile in connection with the sale and issuance of the Agile November 2009 Debenture, the extension of the maturity date of the 2008 Debentures and the issuance of the 2.6 million Agile November 2009 Equity Incentive Shares was $80,000.

D.	Agile A&R Debenture -

In connection with the consummation of the Execuserve Merger and in order to fund the future operations of the Company and Execuserve, payment of outstanding accounts payable of the Company and Execuserve, including the Satisfied Debt, and to amend and restate the debt currently owed to Agile by the Company and Execuserve, the Company agreed to borrow additional funds from Agile and restructure the outstanding indebtedness owed to Agile by the Company and Execuserve pursuant to an Amended and Restated Securities Purchase Agreement (“Agile A&R Agreement”), dated as of February 5, 2010, among the Company, Execuserve, Spirits Management Inc. (“Spirits”), Barry M. Brookstein (“Brookstein”), Dean Garfinkel (“Garfinkel”) and Agile.    Brookstein a director and principal stockholder of the Company, is the Company’s chief executive officer and chief financial officer, Spirits is a New York corporation in which Brookstein is an executive officer and the sole stockeholder and Garfinkel was the former president, chief executive officer and a director of the Company.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	Secured Convertible Debentures (Continued)

D.	Agile A&R Debenture (Continued) -

The Agile A&R Agreement was an amendment and restatement of the previous agreements between the Company, Spirits, Brookstein, Garfinkel and Agile.  These previous agreements were dated as of May 6, 2008, January 31, 2009, September 21, 2009 and November 23, 2009.  Under such previous agreements, the Company sold and issued to Agile secured convertible debentures in the aggregate principal amount of $780,000 and 9.6 million shares of Company Common Stock for gross proceeds of $780,000.  The Company had granted Agile a security interest in substantially all of the Company’s assets to secure the Company’s obligations under the Existing Company Debentures and Spirits, Brookstein and Garfinkel had pledged their shares of preferred stock of the Company as further security for the payment of amounts due under the Existing Company Debentures.

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

The Agile A&R  Debenture bore interest at the rate of 20% per annum.  The Company further agreed that, in addition to the interest due under the Agile A&R Debenture, Agile shall be entitled to an additional payment, on the A&R Debenture Maturity Date (or whenever the Agile A&R Debenture is paid in full), such that Agile’s annualized rate of return on such principal payment shall be equal to 30%.  Payments of interest accruing pursuant to the Agile A&R Debenture were due and payable on a monthly basis beginning on March 1, 2010.

In connection with the 2.4 million share issuance, the Company recorded the value $12,960 ($0.0054 per share as quoted on the Over-the-Counter Bulletin Board on the date of issuance) as a debt discount and was being amortized over the life of the loan.

The Company had not paid the accrued interest and was declared in default.  See Item F below regarding the surrender of collateral.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	Secured Convertible Debentures (Continued)

E.	Agile 2010 Debentures

On July 1, 2010, the Company sold and issued to Agile a Secured Convertible Debenture (the “Agile 2010 Debenture”) in the original principal amount of $175,000 pursuant to the Omnibus Amendment and Securities Purchase Agreement, dated as of July 1, 2010 (the “July 2010 Omnibus Amendment and Agreement”), between the Company and Agile.

The Agile July 2010 Debenture was to mature on June 30, 2011 (the “July 2010 Debenture Maturity Date”) and bore interest at the rate of 20% per annum.  The Company further agreed that, in addition to the interest due under the Agile July 2010 Debenture, Agile shall be entitled to an additional payment, on the July 2010 Debenture Maturity Date (or whenever the Agile July 2010 Debenture is paid in full), such that Agile’s annualized rate of return on such principal payment shall be equal to 30%.  The Company was required to pre-pay all interest on the Agile July 2010 Debenture accruing through September 30, 2010.  Payments of interest accruing pursuant to the Agile July 2010 Debenture after September 30, 2010 were due and payable on a monthly basis beginning on October 31, 2010.

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

The Company’s obligations under the Agile 2010 Debentures were secured by all of the assets of the Company. The Company had not paid the accrued interest and was declared in default.  See Item F below regarding the surrender of collateral.

F.	Surrender of Collateral

On December 1, 2010, the Company entered into and consummated the transactions contemplated by an Agreement and Consent to Surrender of Collateral (the “Surrender Agreement”) with Agile.  At December 1, 2010, the Company owed Agile principal of $1,940,000 and accrued interest of $759,980.

On November 18, 2010, Agile had notified the Company that Agile deemed the Company  to be in default under the various Agile Debentures. The default related to the Company’s failure to make interest payments under the Agile Debentures, which totaled $281,939 as of October 31, 2010, the most recent interest payment date under the Agile Debentures. The Company had five business days in which to cure such default. The Company failed to cure the default and, effective November 23, 2010, an Event of Default under the Agile Debentures was deemed to have occurred. The occurrence of an Event of Default resulted in the acceleration of all amounts due under the Agile Debentures. The Company had previously granted Agile a first priority security interest in all of its assets. In addition, each of Call Compliance Inc. (“CCI”) and Execuserve Corp. (“Execuserve”), two of the Company’s subsidiaries when we originally sold and issued the Agile Debentures, guaranteed all of its obligations under the Agile Debentures and granted Agile a first priority security interest in all of their respective assets. Accordingly, upon the occurrence of the Event of Default, Agile was entitled to enforce its rights as a secured lender, including the right to foreclose on all of the assets of the Company, CCI and Execuserve (collectively, the “Collateral”), up to the amount owing under the Agile Debentures. The Surrender Agreement contemplated that Agile accept the Collateral in full satisfaction of the indebtedness evidenced by the Agile Debentures and that the Company, CCI and Execuserve surrender, assign and transfer to Agile the Collateral in full satisfaction of the indebtedness evidenced by the Agile Debentures. The acceptance, surrender, assignment and transfer of the Collateral were deemed effective as of the date of the Surrender Agreement. Accordingly, effective as of December 1, 2010, all of the assets of the Company, CCI and Execuserve were surrendered, assigned and transferred to Agile and our obligations under the Agile Debentures were deemed fully satisfied.

As a result of the surrender, the Company recognized a gain of $1,413,255, which is included in the income from discontinued operations on the statement of operations.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	Long-Term Debt

Long-term debt at December 31, 2010 and 2009 consists of the following:

	December 31,
	2010	2009
Notes payable and accrued interest to officer/stockholder (A)	$62,182	$53,433
Notes payable and accrued interest to Execuserve officers (B)	147,700	—
Other secured debt and accrued interest (C)	183,750	156,500
Total long-term debt	393,632	209,933
Current maturities of long-term debt	300,175	933
Long-term debt less current maturities	$93,457	$209,000

 (A)  Brookstein Promissory Note Exchange Agreement -

As of June 24, 2009, the Company entered in to a Promissory Note Exchange Agreement (the “Brookstein Exchange Agreement”) with Barry M. Brookstein (“Brookstein”) and simultaneously consummated the transactions contemplated by the Brookstein Exchange Agreement. Brookstein, a director and principal stockholder of the Company, is the Company’s chief executive officer and chief financial officer.  Under the Brookstein Exchange Agreement, Brookstein delivered and assigned a promissory note of Call Compliance, Inc., one of the Company’s wholly-owned subsidiaries (“CCI”), dated March 3, 2009, in the principal amount of $50,000 and payable to Brookstein (the “Brookstein Original Note”) in exchange for the Company issuing and delivering to Brookstein the Company’s 18% Senior Subordinated Secured Promissory Note, dated June 24, 2009, in the principal amount of $50,000 payable to Brookstein (the “Brookstein New Note”).  In connection with such exchange, the Company granted Brookstein a senior subordinated security interest (the “Brookstein Security Interest”) in all of the Company’s assets to secure the Company’s obligations under the Brookstein New Note, as evidenced and subject to the terms and conditions of a Security Agreement, dated June 24, 2009 (the “Brookstein Security Agreement”), between Brookstein and the Company.  As further consideration for entering into the Brookstein Exchange Agreement, Brookstein was granted 1 million Class “A” common stock purchase warrants of the Company (each, a “Brookstein Class A Warrant”) and 1 million class “B” common stock purchase warrants of the Company (each, a “Brookstein Class B Warrant”).  Each of these warrants entitles its holder to purchase one share of Company common stock at a purchase price of $0.05 per share. The Brookstein Class A Warrants and Brookstein Class B Warrants expire on June 23, 2014.  If any amount (principal or interest) is outstanding under the Brookstein New Note, the purchase price upon exercise of any of the Brookstein Class B Warrants must be paid by the reduction of the amount outstanding under the Brookstein New Note.

The Brookstein Original Note was due on demand and bore interest at the rate of 18% per annum, payable monthly in arrears.

The Brookstein New Note has a stated maturity of January 1, 2011 and bears interest at the rate of 18% per annum (20%, in the case of a default under the Brookstein New Note), with interest payable monthly in arrears.  In March 2011, the maturity date of the Brookstein New Note was extended to July 1, 2011.  Interest incurred on the note totaled $8,750 and $2,500 for the years ended December 31, 2010 and 2009, respectively.  Accrued and unpaid interest totaled $11,250 and $2,500 at December 31, 2010 and 2009, respectively.   At both December 31, 2010 and 2009, $50,933 was outstanding on this note.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	Long-Term Debt (Continued)

(B)   Promissory Notes to Execuserve Officers

On February 9, 2010, concurrent with the acquisition of Execuserve, Execuserve issued promissory notes to two of its officers totaling $140,000 for amounts owed to them prior to the acquisition.  The notes bear interest at 6% per annum and are payable in monthly installments inclusive of interest of $2,707 subject to cumulative positive cash flow requirements of Execuserve as provided in the note agreements.  As Execuserve did not generate positive cash flow, no payments were made under the notes.  All accrued and unpaid interest and principal are due and payable on February 9, 2015. Interest incurred on the note totaled $7,700 for the year ended December 31, 2010.  Accrued and unpaid interest totaled $7,700 at December 31, 2010.   At December 31, 2010, $140,000 was outstanding on these notes.

(C)   Ponzio Promissory Note Exchange Agreement -

The Company had outstanding unsecured demand loans due Henry A Ponzio (“Ponzio”) in the aggregate principal amount of $150,000 at December 31, 2008. This demand loan bore interest at the rate of 18% per annum, payable monthly in arrears.

As of June 24, 2009, the Company entered into a Promissory Note Exchange Agreement (the “Ponzio Exchange Agreement”) with Ponzio and simultaneously consummated the transactions contemplated by the Ponzio Exchange Agreement. Under the Ponzio Exchange Agreement, Ponzio delivered and assigned to the Company a promissory note of CCI, dated April 27, 2006, in the principal amount of $150,000 and payable to Ponzio (the “Ponzio Original Note”) in exchange for the Company’s issuing and delivering to Ponzio the Company’s 18% Senior Subordinated Secured Promissory Note, dated June 24, 2009, in the principal amount of $150,000 and payable to Ponzio (the “Ponzio New Note”). In connection with such exchange, the Company granted Ponzio a senior subordinated security interest (the “Ponzio Security Interest”) in all of the Company’s assets to secure the Company’s obligations under the Ponzio New Note, as evidenced and subject to the terms and conditions of a Security Agreement, dated June 24, 2009 (the “Ponzio Security Agreement”), between Ponzio and the Company. As further consideration for entering into the Ponzio Exchange Agreement, Ponzio was granted 3 million Class A warrants (each, a “Ponzio Class A Warrant”) and 3 million Class B warrants (each, a “Ponzio Class B Warrant”). Each of these warrants entitles its holder to purchase one share of common stock (each, a “Warrant Share”) at a purchase price of $0.05 per Warrant Share. The Ponzio Class A Warrants and Ponzio Class B Warrants expire on June 23, 2014. If any amount (principal or interest) is outstanding under the Ponzio New Note, the purchase price upon exercise of any of the Ponzio Class B Warrants must be paid by the reduction of such amounts outstanding under the Ponzio New Note.

The Ponzio Original Note was due on demand and bore interest at the rate of 18% per annum, payable monthly in arrears.

The Ponzio New Note has a stated maturity of January 1, 2011 and bears interest at the rate of 18% per annum (20%, in the case of a default under the Ponzio New Note), with interest payable monthly in arrears.  In March 2011, the maturity date of the Ponzio New Note was extended to July 1, 2011.  Accrued and unpaid interest as of December 31, 2010 and 2009 totaled $33,750 and $6,500, respectively.  At both December 31, 2010 and 2009, $150,000 was outstanding on this note.

Maturities of long-term debt are as follows:

Year Ending December 31,
2011	$300,175
2012	27,623
2013	29,327
2014	31,136
2015	5,371
Total	$393,632

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	Income Taxes

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for the 2007 through 2010 tax years.  The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2010 and 2009.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Net operating losses (“NOLs”) may be utilized under certain conditions as a deduction against future income to offset against future taxes. Internal Revenue Code (“IRC”) Section 382 and the regulations promulgated under IRC Section 382 limit the utilization of NOLs due to ownership changes. If it is determined that a change in control has taken place, utilization of the Company’s NOLs will be subject to severe limitations in future periods, which would have an effect of eliminating the future tax benefits of the NOLs. Income tax benefits resulting from net losses incurred for the years ended December 31, 2010 and 2009 were not recognized as the Company’s annual effective tax rate for both periods was estimated to be 0%.

The Company sustained tax losses in 2010 and 2009.    Accordingly, there were no provisions for current or deferred federal or state income taxes for these years.  The income tax benefit for these years differs from the amount of income tax determined by applying the statutory federal income tax rate to continuing operations before income taxes as a result of the following:

Federal income tax benefit at statutory rate	34%
Loss not producing tax benefits	(34)
Income tax benefit	—%

The Company has provided a valuation allowance against the total of the net deferred tax assets due to the uncertainty of future realization.  The increase in this valuation allowance for the year ended December 31, 2010 was $562,598 and the increase in this allowance for the year ended December 31, 2009 was $516,955.

At December 31, 2010, the Company has net operating loss carry forwards of approximately $5,000,000 which expire in 2023 through 2030.

The Company files its federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2010 tax years generally remain subject to examination by federal and state tax authorities.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	Income Taxes (Continued)

The components of deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009

Current Deferred Tax Assets (Liabilities):

Accrued expenses	$350,080	$—
Prepaid expenses	—	(7,394)
Total current deferred tax liabilities	350,080	(7,394)

Non-Current Deferred Tax Assets (Liabilities):
Stock based compensation	23,585	—
Deferred income and deferred credits	—	21,468
Unamortized revenue rights	—	(140,344)
Property, equipment and capitalized software	—	8,538
Net operating loss carry-forward	1,983,039	1,911,839
Total non-current deferred tax assets	2,006,624	1,801,501

Total deferred tax assets	2,356,704	1,794,106
Less: Valuation allowance	2,356,704	1,794,106
Net deferred tax asset	$—	$—

9.	Commitments

A.	Minimum Operating Lease Commitments

The Company leased office space in Glen Cove, New York.  The lease required minimum annual rentals plus operating expenses through July 31, 2011.  On April 13, 2010, the Company and the lessor of its former office space in Glen Cove, New York mutually terminated the office space agreement between the two parties effective January 1, 2010. The agreed upon terms of the lease termination were as follows:
•	The Company would pay $1,000 a month for 10.5 months starting April 15, 2010,
•	The Company would grant the lessor 1.675 million five-year warrants with an exercise price of $0.02 a share,
•	The Company would be relieved of $39,000 in common area maintenance expenses and real estate taxes owed to the lessor,
•	The Company forfeited the $10,600 security deposit held with the lessor, and
•	The Company would be relieved of future lease obligations effective January 1, 2010 through July 31, 2011, the former maturity date of the lease.

The Company, through December 15, 2008, sublet a portion of such facilities on a month to month basis.  Rent expense amounted to $28,514 and $64,267 for the years ended December 31, 2010 and 2009.

B.	Employment Agreements

The Company has employment agreements with its two executive officers through November 30, 2011. One of the officers resigned in November 2010.  These officers deferred receiving the payments of their salaries totaling $335,000 during 2009 and $435,000 in 2010. The payment of accrued salaries owing to the officer who resigned in the amount of $380,000 is currently under negotiations.  Minimum annual aggregate amounts due under the remaining employment agreement are $220,000 in 2011.  See Note 11.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	Commitments (Continued)

C.  Retention of Marketing Communications Agency

On September 1, 2008, the Company retained the services of Greenstone Fontana Corp., a marketing communications agency, to execute a marketing communications program in accordance with the Company’s existing business plan and develop an advertising campaign including website development and enhancements, as well as the preparation of all relevant advertising materials inclusive of catalogs, data sheet and folders. The one-year agreement required monthly cash payments of $10,000 and the issuance of three-year warrants to purchase up to 1.2 million shares of Common Stock, issuable in twelve equal monthly installments through September 2009. The warrants are exercisable at a purchase price of $0.05 per share. This agreement was terminated effective July 1, 2009. Accordingly, warrants were issued only during the first six months of 2009. The warrants were valued using a Black-Scholes option pricing model

D.  Retention of Investor and Public Relations Consultant

Pursuant to a Consulting Agreement, executed as of December 1, 2008, the Company retained the services of Summit, an investor and public relations consultant, to provide one or more plans, for coordination in executing the agreed-upon plan, and for using various business services as agreed by both the Company and Summit.  The plans and services may include the following: consulting with the Company’s management concerning marketing surveys, availability to expand investor base, investor support, strategic business planning, broker relations, conducting due diligence meetings, attendance at conventions and trade shows, assistance in the preparation and dissemination of press releases and stockholder communications, review and assistance in updating a business plan, review and advise on the capital structure for the Company, assistance in the development of an acquisition profile and structure, recommending financing alternatives and sources and consulting on corporate finance and/or investment banking issues.   This agreement is limited to the United States and has a term of two years.  The Company has the right, but not the obligation, to renew this agreement.  The agreement required the issuance of 26,666,667 shares of Common Stock that were valued at $140,000.  This value was amortized to expense over a two-year period beginning December 1, 2008.  See Note 11.

10.	Related Party Transactions

A.  Garfinkel

The Company had a verbal management agreement with an entity wholly-owned by Garfinkel.  Under the terms of this verbal agreement, the Company received customer service support, content updates and promotional and growth support for the Regulatory Guide line of business.  The Company was responsible for accounting, software upgrades, web changes, and hardware and internet costs.  In consideration, the Company was committed to pay 50% of the Company’s net revenues from this line of business and 75% of the Company’s net above the 2009 base year.  For the year ended December 31, 2010, the Company paid approximately $21,000.  This Management Agreement ended on June 30, 2010.

B.  Eley

Concurrent with the acquisition of Execuserve, the Company signed a consulting agreement with Eley.  The Company also paid consulting fees to a company Mr Eley controlled.  For the year ended December 31, 2010, fees totaled $23,650.  Mr Eley left the Company effective June 14, 2010.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	Capital Transactions

A.	Shares/Warrants Issued in Connection with the Sale and Issuance of the Initial Agile Debenture

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

The Company issued to its investment banker, Cresta Capital Strategies, LLC, five-year warrants (the “Cresta Initial Warrants”) to purchase 900,000 shares of Common Stock (the “Cresta Warrant Shares”), at a purchase price of $0.05 per share, in connection with the Company’s sale and issuance of the Initial Agile Debenture and the issuance of the 3 million Initial Equity Incentive Shares to Agile.  The Cresta Initial Warrants were valued at $180 using a Black-Scholes option pricing model with the following additional inputs: expected term: 5 years; risk-free interest rate: 3.07%; and volatility 17.62%.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for the Common Stock as the Common Stock has not been trading for the sufficient length of time to accurately compute its volatility.  The cost of the Cresta Initial Warrants wers included in deferred loans costs and were amortized over the Initial Agile Debenture’s eighteen month term.

B.	Shares/Warrants Issued in Connection with the Sale and Issuance of the Additional Agile Debenture

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

 C.   Shares/Warrants Issued in Connection with the Sale and Issuance of the Agile September 2009 Debenture

In connection with the sale and issuance of the Agile September 2009 Debenture and for no further consideration, the Company issued to Agile 2 million shares (each, an “Agile September 2009 Equity Incentive Share”) of Company common stock.  The Agile September 2009 Equity Incentive Shares were collectively valued at $28,000 and such cost is being amortized over the six month term of the Agile September 2009 Debenture.

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

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	Capital Transactions (Continued)

D.    Shares/Warrants Issued in Connection with the Sale and Issuance of the Agile November 2009 Debenture

In connection with the sale and issuance of the Agile November 2009 Debenture, (i) Agile extended the maturity date to February 22, 2010 (and were further extended upon the execution of the Execuserve Corp. Acquisition (see Note 3) of the Agile Original 2008 Debentures and (ii) the Corporation issued to Agile 2.6 million shares (each, an “Agile November 2009 Equity Incentive Share”) of the Common Stock of the Company.  The Agile November 2009 Equity Incentive Shares were collectively valued at $33,800 and such cost is being amortized over the six month term  of the Agile November 2009 Debentures.

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

E.	Conversion of Preferred Stock to Common Stock

During 2009, 206,250 shares of the 2,500,000 share of Series A Preferred Stock issued and outstanding were converted into 20,625,000 shares of Common Stock.  There are remaining 2,293,750 shares of series A Preferred Stock issued and outstanding as of December 31, 2010 and 2009.

F.	Issuance of Common Shares/Warrants for Prior and Current Services

(1)	Issuance of Warrants to Marketing Communications Agency

 During the last quarter of 2008 and through the first six months of 2009, the Company issued Greenstone Fontana Corp. three year warrants to purchase an aggregate of 900,000 shares of Common Stock at a purchase price of $0.05 per share.  The warrants were issued in 100,000 warrant installments effective the first calendar day of each of month from October 2008 through June 2009.  These warrants were deemed to have minimal value using a Black-Scholes option pricing model with the following additional input ranges: expected volatility: 17.73% - 24.15%; risk free interest rate: 1.12% - 2.28%; term: 3 years. The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for Company common stock as the common stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued

(2)	Issuance of Shares to Investor and Public Relations Consultant

On December 1, 2008, the Company agreed to issue 26,666,667 shares of Common Stock to Summit as payment for investor and public relations services.  The aggregate value of such 26,666,667 shares was $140,000, based on the average of the closing bid and ask prices on December 1, 2008 of $0.00525 per share.  See Note 9.

(3)   Issuance of Shares to Pretect, Inc.

On March 2, 2009, the Company satisfied a payable due Pretect in the amount of $29,750 by issuing to Pretect (i) 100,000 shares of Company common stock and (ii) a promissory note in the principal amount of $24,750 (the “Pretect Note”).  See Note 5.

(4)	Issuance of Shares to Atlantic Capital Partners, LLC.

The Company entered into a one year services agreement with Atlanta Capital Partners, LLC effective February 15, 2010.  In consideration for services provided by Atlanta Capital Partners, LLC, the Company agreed to issue 3.0 million shares of the Company Common Stock, valued at $13,500 ($0.0045 per share as quoted on the Over-the-Counter Bulletin Board on the effective date of the agreement).  These shares are non-forfeitable and are fully vested upon issuance.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	Capital Transactions (Continued)

(5)	Issuance of Warrants for Legal Services

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

G.  Issuance of Warrants to Nascap –

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

H.  Issuance of Warrants in Connection with the Promissory Note Exchange Agreements –

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

I.  Issuance of Common Shares/Warrants in Connection with the Acquisition of Software –

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

The Company expensed the value of the shares and warrants on the date of acquisition as the total purchase price of the acquisition was deemed to be not material.

J.  Issuance of Warrants to Terminate Lease Agreement –

As discussed in Note 9, the Company and the lessor of its former office space in Glen Cove, New York mutually terminated the office space agreement between the two parties effective January 1, 2010. The agreed upon terms of the lease termination included the issuance of 1,675,000 five-year warrants with an exercise price of $0.02 per share.

The Company determined that the issuance of the warrants had minimal value utilizing a Black-Scholes option pricing model.  The Company utilized the following management assumptions:  Share Price of $0.006; Exercise Price of $0.02; Expected Volatility of 27%; and Risk-Free Rate of 2.58%.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications.  The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	Capital Transactions (Continued)

K.  Merger with Execuserve and Cancellation of Retention Shares –

On February 5, 2010, the Company issued 48,029,780 shares of Common Stock as part of the Agreement and Plan of Merger with Execuserve.  In addition, the Company issued an aggregate 7,970,220 Retention Shares of Company Common Stock to certain employees of Execuserve,

Robin Rennockl’s position as Vice President of Sales was eliminated as a cost containment measure effective May 31, 2010.  In accordance with the termination agreement, Ms Rennockl fully vested into 1,000,000 shares of the Company Common Stock.   The remaining 3,000,000 shares that Ms. Rennockl was to receive as retention shares were cancelled.  In addition, as a result of the Agreement and Consent to Surrender of Collateral with Agile, the Company cancelled 2,977,665 Retention Shares issued to certain Execuserve employees.

L.  Issuance of Warrants to a Vendor –

On April 21, 2010, the Company entered into a Letter Agreement with a vendor.  In consideration for services rendered, valued at $10,650, the Company issued 532,500 five-year warrants with an exercise price of $0.02 per share.  The warrant issuance was accepted by the vendor as full satisfaction of the Company’s $10,650 obligation to such vendor.

M.  Issuance of Deferred Salary Warrants –

Brookstein, Garfinkel and former controller, Cecilia Carfora, have been deferring all or a portion of their salaries since January 1, 2009.  The amount of deferred salaries totaled $350,000 as of December 31, 2009, consisting of $185,000 due Garfinkel, $150,000 due Brookstein and $15,000 due Ms. Carfora.  The Company has agreed to grant these officers Deferred Salary Warrants, as of the last day of each fiscal quarter, at the rate of 40 Deferred Salary Warrants for every $1 of salary deferred during such quarter, except for the quarter ended June 30, 2009, where the number of Deferred Salary Warrants will be based on the amount of salary accrued through June 30, 2009.  The term of each Deferred Salary Warrant issued was five years.  Accordingly, as of June 30, 2009, Garfinkel was granted 3.4 million Deferred Salary Warrants, Brookstein was granted 2.8 million Deferred Salary Warrants and Ms. Carfora was granted 600,000 Deferred Salary Warrant, for the three months ending September 30, 2009, Garfinkel was granted 1.8 million Deferred Salary Warrants and Brookstein was granted as of 1.2 million Deferred Salary Warrants for salary deferred during the third quarter 2009, and  for the three months ending December 31, 2009, Garfinkel was granted 2.2 million Deferred Salary Warrants and Brookstein was granted as of 2.0 million Deferred Salary Warrants for salary deferred during the fourth quarter 2009.

The 6.8 million Deferred Salary Warrants granted as of June 30, 2009, the 3.0 million Deferred Salary Warrants granted as of September 30, 2009 and the 4.2 million Deferred Salary Warrants granted as of December 31, 2009 were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: expected volatility: 21.51 - 24.29%; risk free interest rate: 2.28 - 2.66%; term: 5 years.

The amount of salaries deferred by Brookstein and Garfinkel for the six months June 30, 2010 totaled $120,000 each.  As compensation, the Company granted to each of them 12 million Deferred Salary Warrants to purchase 12 million shares (each, a “Deferred Salary Warrant Share”) of Common Stock at $0.01 per Deferred Salary Warrant Share at the rate of 100 Deferred Salary Warrants for each $1.00 of deferred salary.  The Deferred Salary Warrants were issued as of January 1, 2010. The Company valued these issuances at $49,560 utilizing a Black-Scholes option pricing model.  The Company utilized the following management assumptions:  Share Price of $0.007; Exercise Price of $0.01; Expected Volatility of 27%; and Risk-Free Rate of 2.93%.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	Capital Transactions (Continued)

M.  Issuance of Deferred Salary Warrants (Continued) –

Effective October 1, 2010, Brookstein agreed to continue deferring his full salary while Garfinkel agreed to defer a portion of his salary.  The amount of such deferred salaries for the three months ending December 31, 2010 will total $60,000 for Brookstein and $30,000 for Garfinkel as Garfinkel resigned in November 2010.  As compensation, the Company granted to Brookstein and Garfinkel Deferred Salary Warrants to purchase an aggregate of 9.0 million shares (each, a “Fourth Quarter 2010 Deferred Salary Warrant Share”) of Company Common Stock at $0.01 per Deferred Salary Warrant Share at the rate of 100 Deferred Salary Warrants for each $1.00 of deferred salary.  The Deferred Salary Warrants were issued as of October 4, 2010. The Company determined that these issuances had minimal value utilizing a Black-Scholes option pricing model.  The Company utilized the following management assumptions:  Share Price of $0.0035; Exercise Price of $0.01; Expected Volatility of 27%; and Risk-Free Rate of 1.26%.

The volatility rate used was based upon an average volatility rate for two entities providing telecommunications.  The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

N.  Issuance of Dividend Accrual Warrants –

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

As of December 31, 2009, the amount of dividends not paid on the Series B Preferred Stock totaled $150,000, consisting of $60,000 due Brookstein and $90,000 due Spirits. To compensate the holders of the outstanding Series B Preferred Stock for the failure to pay dividends when due, the Company has agreed to grant five-year warrants (each, a “Dividend Accrual Warrant”) to purchase shares (each, a “Dividend Accrual Warrant Share”) of Company common stock to such holders at $0.01 per Dividend Accrual Warrant Share. The holders are to be granted, as of the last day of each fiscal quarter, 40 Deferred Accrual Warrants for every $1 of dividend accrued during the prior three-month period. Accordingly, the Company granted 2.4 million Dividend Accrual Warrants to Brookstein and 3.6 million Dividend Accrual Warrants to Spirits during the year ended December 31, 2009.  The issuances of the Dividend Accrual Warrants were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: expected volatility: 21.51 – 24.29%; risk free interest rate: 2.28 - 2.66%; term: 5 years.

The Company deferred dividends totaling $150,000 for the year ended December 31, 2010: $60,000 due to Brookstein, and $90,000 due to Spirits.  To compensate Brookstein and Spirits, the Company agreed to grant 100 Dividend Accrual Warrants for every $1 of dividend accrued during the prior three-month period.  The Company issued Dividend Accrual Warrants totaling 6.0 million to Brookstein and 9.0 million to Spirits for the year ended December 31, 2010.  The issuance of the warrants were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: share price:  $0.0011 - $0.008; strike price $0.01; expected volatility: 27%; risk free interest rate: 1.27% - 2.55%; term: 5 years.

The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company. The Company did not use the volatility rate for common stock as the common stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

For each of the years ended December 31, 2010 and 2009, dividends totaled $150,000.  Accrued dividends totaled $300,000 and $150,000 at December 31, 2010 and 2009, respectively, and are included in accounts payable and accrued expenses on the consolidated balance sheet.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	Capital Transactions (Continued)

O.  Issuance of Deferred Interest Payment Warrants –

During the fourth quarter of 2009, the Company failed to pay interest on the promissory notes that were previously issued to Brookstein, Ponzio and Nascap (the “Note Holders”).  To compensate the Note Holders for the failure to pay interest on their promissory notes during the fourth quarter of 2009, the Company granted to such Note Holders warrants (each, a “Fourth Quarter 2009 Deferred Interest Payment Warrant”) to purchase shares of Common Stock at the rate of 40 Fourth Quarter 2009 Deferred Interest Payment Warrants for every $1 of interest not paid.  For the Fourth Quarter 2009, 780,000 Deferred Interest Payment Warrants were issued and have terms substantially identical to the 2009 Deferred Salary Warrants and Dividend Accrual Warrants.

The Company failed to pay interest to the Note Holders in 2010.  To compensate them, the Company granted warrants to purchase shares of common Stock at the rate of 100 Deferred Interest Payment Warrants for every $1 of interest not paid.  The Company issued a total of 7,800,000 Deferred Interest Payment Warrants during the year ended December 31, 2010.   The issuance of the deferred interest payment warrants were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: share price:  $0.0035 - $0.007; strike price $0.01; expected volatility: 27%; risk free interest rate: 1.26% - 2.93%; term: 5 years.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

The Company continued to fail to pay interest to the Note Holders in 2011.  To compensate them, the Company granted warrants to purchase shares of common Stock at the rate of 100 Deferred Interest Payment Warrants for every $1 of interest not paid.  The Company issued a total of 1,950,000 Deferred Interest Payment Warrants during the three months ended March 31, 2011.

P.  Capital Contribution from Barry Brookstein –

During the first quarter of 2011, Mr. Brookstein made a capital contribution of  $25,000.  Mr. Brookstein is negotiating with the Company to determine the securities to be issued to him.

12.	Warrants

A summary of the warrants outstanding at December 31, 2010 is as follows:

	Exercise	Expiration
Warrants	Price	Date
73,800,000	$0.01	2014 - 2015
2,207,500	$0.02	2015
46,600,000	$0.05	2011 - 2015

122,607,500

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	Stock Options

A summary of the stock options outstanding is as follows:

	December 31,
	2010	2009
Outstanding options – beginning of year	45,000,000	45,000,000
Granted	—	—
Exercised	—	—
Forfeited	(5,000,000)	—

Options outstanding – end of year	40,000,000	45,000,000

The exercise price for all stock options is $0.026.  All of the stock options outstanding at December 31, 2010 are fully vested and exercisable.  The average remaining contractual life is 1.45 years.  The aggregate intrinsic value is $0 and was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options.

14.	Discontinued Operations

As discussed above in Notes 1 and 6, the Company entered into and consummated the transactions contemplated by an Agreement and Consent to Surrender of Collateral with Agile.  As a result, the Company’s operating businesses are reflected as discontinued operations.  Revenues and net loss for the operating businesses for the years ended December 31, 2010 and 2009 are as follows:

	For the Years ended December 31,
	2010	2009
Total revenues	$1,108,356	$1,230,236
Cost of revenues, operating and interest expenses	1,985,415	1,986,986
Loss from operations	$(877,059)	$(756,750)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2011	Compliance Systems Corporation.

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Barry M. Brookstein	Chief Executive Officer, President, Chief Financial Officer	April 15, 2011
Barry M. Brookstein	and Director
(Principal Executive Officer, Principal Financial Officer And Principal Accounting Officer)