Form 10-Q
period 2011-03-31
COMPLIANCE SYSTEMS CORP
filed 2011-05-16
CIK 1206133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54007

Compliance Systems Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-4292198
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Glen Street, Glen Cove, New York	11542
(Address of principal executive offices)	(Zip Code)

(516)  656-4198
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May13, 2011, 284,761,662 shares of common stock of the issuer were outstanding.

INDEX PAGE

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS

Current Assets:
Cash	$12,266	$19,014
Accounts receivable, net	2,259	30,085
Prepaid expenses and other current assets	8,736	26,111

Total Current Assets	23,261	75,210

Total Assets	$23,261	$75,210

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Short-term and demand notes payable	$443,000	$442,189
Accounts payable and accrued expenses	1,083,225	1,051,767
Accrued officers' compensation	830,000	770,000
Short-term note payable - related party	126,593	115,492
Current maturities of long-term debt	191,433	184,683

Total Current Liabilities	2,674,251	2,564,131

Long-term loans payable - related parties	86,706	93,457

Total Liabilities	2,760,957	2,657,588

Commitments

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,293,750 shares issued
and outstanding	2,294	2,294
Series B: 1,500,000 shares authorized, 1,250,000 shares issued
and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued
and outstanding	1,829	1,829
Series D: 100,000 shares authorized, 25,000 shares issued
and outstanding	25	-
Common stock, $0.001 par value; 2,000,000,000 shares authorized,
284,761,662 shares issued and outstanding	281,783	281,783
Additional paid-in capital	6,039,209	6,051,734
Accumulated deficit	(9,064,086)	(8,921,268)
Total Stockholders' Deficiency	(2,737,696)	(2,582,378)

Total Liabilities and Stockholders' Deficiency	$23,261	$75,210

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Revenues	$-	$-

Cost of Revenues	-	-

Gross Margin	-	-

Operating Expenses:
Selling, general and administrative expenses	120,934	94,049

Operating Loss	(120,934)	(94,049)

Interest expense (including amortization of loan costs
and related financing expenses)	(21,884)	(249,808)

Loss From Continuing Operations	(142,818)	(343,857)

Loss From Discontinued Operations	-	(309,188)

Net Loss	(142,818)	(653,045)

Preferred Dividends	37,500	37,500

Net Loss Attributable to Common Shareholders	$(180,318)	$(690,545)

Basic and Diluted Per Share Data:
Loss from continuing operations	$0.00	$0.00
Loss from discontinued operations	0.00	0.00
Net loss	$0.00	$0.00

Weighted Average Shares Outstanding -
Basic and Diluted	281,778,997	241,407,218

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(142,818)	$(653,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest/penalty accrued and not paid or imputed	21,601	31,678
Stock-based compensation	-	68,117
Depreciation and amortization	-	18,157
Amortization of deferred charges and debt discount	-	79,558
Bad debt expense	-	60,000
Changes in assets and liabilities:
Accounts receivable	27,826	(60,246)
Prepaid expenses and other current assets	17,375	42,798
Security deposits	-	7,056
Accounts payable and accrued expenses	(6,042)	(33,134)
Accrued officers' compensation	60,000	120,000
Deferred service revenue	-	(2,800)
Total adjustments	120,760	331,184
Net Cash Used in Operating Activities	(22,058)	(321,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term and demand loans	(9,690)	(12,577)
Proceeds from issuance of preferred stock	25,000	-
Proceeds from issuance of secured convertible debentures	-	525,000
Stock issuance costs	-	(7,388)
Loan costs paid in cash	-	(83,967)
Net Cash Provided By Financing Activities	15,310	421,068

NET (DECREASE) INCREASE IN CASH	(6,748)	99,207

CASH - Beginning of Period	19,014	26,195

CASH - End of Period	$12,266	$125,402

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for:
Interest	$284	$60,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred dividends declared and accrued, but not paid	$37,500	$37,500
Value of common stock issued for debt repayment/services/future services	$-	$43,039
Issuance of shares as a debt discount	$-	$12,960
Loan costs paid in stock	$-	$124,200
Value of common stock issued for acquisition	$-	$259,361

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation:

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

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on April 15, 2011.

The Company’s current business plan is to attempt to identify and negotiate with business targets for mergers of those entities with and into the Company.   No assurance can be given that the Company will be successful in identifying or negotiating with any target company.

On December 1, 2010, the Company entered into and consummated the transactions contemplated by an Agreement and Consent to Surrender of Collateral (“Surrender of collateral”) with Agile Opportunity Fund LLC (“Agile”).  As a result, the Company’s operating businesses are reflected as discontinued operations.  See Note 10 for a further discussion of discontinued operations.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered continued losses from operations since its inception. At March 31, 2011, the Company had stockholders’ and working capital deficiencies of $2,737,696 and $2,587,897, respectively.

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

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
 Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

3.	Significant Accounting Policies Applicable to Interim Financial Statements:

A.   Loss per Share

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

	March 31, 2011	March 31, 2010
Convertible debentures and accrued interest	--	254,184,000
Preferred stock	562,231,900	537,231,900
Warrants	134,307,500	86,069,514
Stock options	40,000,000	45,000,000

B.   Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments, consisting primarily of cash, accounts receivable, accounts payable and accrued expenses and all debt, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

C.  Stock Based Compensation Arrangements

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

D.   Subsequent Events

Management has evaluated subsequent events through the date of this filing.

4.	Merger and Surrender of Collateral:

The Company entered into an Agreement and Plan of Merger, dated as of February 5, 2010 (the “Merger Agreement”) with Execuserve Corp., a Virginia corporation (“Execuserve”), CSC/Execuserve Acquisition Corp., a Virginia corporation and wholly-owned subsidiary of the Company (“Merger Sub”), W. Thomas Eley (“Eley”), James A. Robinson, Jr. (“Robinson”) and Robin Rennockl (“Rennockl”).  The merger became effective on February 9, 2010.

On December 1, 2010, the Company entered into and consummated the transactions contemplated by an Agreement and Consent to Surrender of Collateral with Agile.  As a result, the Company’s operating businesses are reflected as discontinued operations including the operations of Execuserve.  See Note 10 for a further discussion of discontinued operations.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
 Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

5.	Short-Term and Demand Notes Payable

Short-term and demand notes payable consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)

Nascap Corp. and accrued interest (A)	$413,000	$402,500
John Koehler (B)	30,000	30,000
Insurance premium financing (C)	—	9,689

Total	$443,000	$442,189

A.	Secured Demand Note – Nascap Corp.

In September 2006, CCI executed a secured $150,000 promissory note and related security agreement with Nascap.  Interest at 12% per annum was payable monthly in arrears and the note principal was due on demand.  The note was collateralized by the accounts receivable of the principal subsidiary and was unconditionally guaranteed by the Company.

As of March 31, 2009, the Company entered into a Loan Modification Agreement with Nascap.  The original Nascap note was amended and restated as a revolving line of credit promissory note (“Nascap Restated Note”) in the principal amount not to exceed $750,000.  The Nascap Restated Note contains the same terms and conditions as the original note, except for the revolving line of credit nature of the debt.  As consideration for entering into the Loan Modification Agreement, the Company agreed to issue Nascap twenty Class A and twenty Class B warrants for each $1.00 of principal outstanding under the Nascap Restated Note on April 30, 2009.  Each Class A and Class B warrant entitles the holder to purchase one share of the Company’s common stock at $0.05 per share.  The Class B warrants require the holder to pay the exercise price in the form of cancellation of amounts outstanding under the Nascap Restated Note prior the payment of the exercise price in the form of cash.  Accrued and unpaid interest on the Nascap note totaled $63,000 and $52,500 at March 31, 2011 and December 31, 2010 respectively.   At both March 31, 2011 and December 31, 2010, $350,000 was outstanding on this note.

B.	Promissory Note – John Koehler (“Koehler”)

On October 1, 2003, the predecessor to Execuserve issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor.  The note was amended on October 25, 2004.  Upon the acquisition of Execuserve by the Company, Koehler was owed $37,000.  The balance owed is being paid in monthly installments of $1,000.  The Company is in default as it has not made a payment since September 2010.  The balance due to Koehler at March 31, 2011 and December 31, 2010 totaled $30,000.

C.	Insurance Premium Financing

At March 31, 2011 and December 31, 2010, the Company had an outstanding balance of $0 and $9,689, respectively, on loans utilized to fund certain financed insurance premiums.  The loan was payable over a nine-month term.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
 Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

6.	Long-term Debt

Long-term debt at March 31, 2011 and December 31, 2010 consists of the following:

	March 31, December 31,
	2011	2010
	(Unaudited)
Notes payable and accrued interest to officer/stockholder (A)	$64,432	$62,182
Notes payable and accrued interest to Execuserve officers (B)	149,800	147,700
Other secured debt and accrued interest (C)	190,500	183,750
Total long-term debt	404,732	393,632
Current maturities of long-term debt	318,026	300,175
Long-term debt less current maturities	$86,706	$93,457

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

The Brookstein New Note has a stated maturity of January 1, 2011 and bears interest at the rate of 18% per annum (20%, in the case of a default under the Brookstein New Note), with interest payable monthly in arrears.  In March 2011, the maturity date of the Brookstein New Note was extended to July 1, 2011.  Interest incurred on the note totaled $2,250 for each of the three months ended March 31, 2011 and 2010.  Accrued and unpaid interest totaled $13,500 and $11,250 at March 31, 2011 and December 31, 2010, respectively.   At both March 31, 2011 and December 31, 2010, $50,933 was outstanding on this note.

B.   Promissory Notes to Execuserve Officers

On February 9, 2010, concurrent with the acquisition of Execuserve, Execuserve issued promissory notes to two of its officers totaling $140,000 for amounts owed to them prior to the acquisition.  The notes bear interest at 6% per annum and are payable in monthly installments inclusive of interest of $2,707 subject to cumulative positive cash flow requirements of Execuserve as provided in the note agreements.  As Execuserve did not generate positive cash flow, no payments were made under the notes.  All accrued and unpaid interest and principal are due and payable on February 9, 2015. Interest incurred on the note totaled $2,100 and $700 for the three months ended March 31, 2011 and 2010, respectively.  Accrued and unpaid interest totaled $9,800 at March 31, 2011 and $7,700 at December 31, 2010.   At March 31, 2011 and December 31, 2010, $140,000 was outstanding on these notes.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

6.	Long-Term Debt (Continued)

C.   Ponzio Promissory Note Exchange Agreement –

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

The Ponzio New Note has a stated maturity of January 1, 2011 and bears interest at the rate of 18% per annum (20%, in the case of a default under the Ponzio New Note), with interest payable monthly in arrears.  In March 2011, the maturity date of the Ponzio New Note was extended to July 1, 2011.  Accrued and unpaid interest as of March 31, 2011 and December 31, 2010 totaled $40,500 and $33,750, respectively.  At both March 31, 2011 and December 31, 2010, $150,000 was outstanding on this note.

7.	Related Party Transactions:

A.  Garfinkel

The Company had a verbal management agreement with an entity wholly-owned by Garfinkel.  Under the terms of this verbal agreement, the Company received customer service support, content updates and promotional and growth support for the Regulatory Guide line of business.  The Company was responsible for accounting, software upgrades, web changes, and hardware and internet costs.  In consideration, the Company was committed to pay 50% of the Company’s net revenues from this line of business and 75% of the Company’s net above the 2009 base year.  For the three months ended March 31, 2010, the Company paid approximately $10,500.  This Management Agreement ended on June 30, 2010.

8.	Commitments:

A.  Employment Agreements

The Company has employment agreements with its two executive officers through November 30, 2011. One of the officers resigned in November 2010.  These officers deferred receiving the payments of their salaries totaling in 2011 and 2010. The payment of accrued salaries owing to the officer who resigned in the amount of $380,000 is currently under negotiations.  Minimum annual aggregate amounts due under the remaining employment agreement are $220,000 in 2011.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

9.	Capital Transactions:

A.  Issuance of Deferred Salary Warrants –

Brookstein has been deferring all or a portion of his salary since January 1, 2009.

Effective January 1, 2011, Brookstein agreed to continue deferring his full salary.  The amount of such deferred salaries for the three months ending March 31, 2011 totaled $60,000.  As compensation, the Company granted to Brookstein Deferred Salary Warrants to purchase 6.0 million shares (each, a “First Quarter 2011 Deferred Salary Warrant Share”) of Company Common Stock at $0.001 per Deferred Salary Warrant Share at the rate of 100 Deferred Salary Warrants for each $1 of deferred salary for a term of five years.  The Company determined that these issuances had minimal value utilizing a Black-Scholes option pricing model with the following assumptions:  share price: $0.0011; exercise price: $0.001; expected volatility: 27%; risk-free rate: 2.01%; term: 5 years.

The volatility rate used was based upon an average volatility rate for two entities providing telecommunications.  The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

Effective April 1, 2011, Brookstein agreed to continue deferring his full salary.  The amount of such deferred salaries for the three months ending June 30, 2011 will total $60,000.  As compensation, the Company granted to Brookstein Deferred Salary Warrants to purchase 6.0 million shares (each, a “Second Quarter 2011 Deferred Salary Warrant Share”) of Company Common Stock at $0.001 per Deferred Salary Warrant Share at the rate of 100 Deferred Salary Warrants for each $1 of deferred salary for a term of five years.

B.  Issuance of Dividend Accrual Warrants –

The Company has failed to pay dividends on the 1.25 million outstanding shares of its Series B Senior Subordinated Convertible Voting Preferred Stock (the “Series B Preferred Stock”).  Dividends on the Series B Preferred Stock may only be paid out of funds legally available for such purpose.  Under Nevada law, generally, a corporation’s distribution to stockholders may only be made if, after giving effect to such distribution, (i) the corporation would be able to pay its debts as they become due in the usual course of action and (ii) the corporation’s total assets equal or exceed the sum of the corporation’s liabilities plus the amount that would be needed, if the corporation was to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to those receiving the distribution.

All of the outstanding shares of Series B Preferred Stock are held by Brookstein and Spirits Management, Inc. ("Spirits"), a company wholly-owned by Brookstein. Although the Company has been and currently is unable to pay the Series B Preferred Stock dividends when due, the dividends have been and are continuing to be accrued until such time as the monthly dividends can lawfully be paid under Nevada law.

The Company deferred dividends totaling $37,500 for the three months ended March 31, 2011, $15,000 due to Brookstein, and $22,500 due to Spirits.  To compensate Brookstein and Spirits for the failure to pay dividends when due, the Company agreed to grant five-year warrants (each, a “Dividend Accrual Warrant”) to purchase shares (each, a “Dividend Accrual Warrant Share”) of Company Common Stock to such holders at $0.001 per Dividend Accrual Warrant Share at a rate of 100 Dividend Accrual Warrants for every $1 of dividend accrued during the prior three-month period.  The Company issued Dividend Accrual Warrants totaling 1.5 million to Brookstein and 2.25 million to Spirits for the three months ended March 31, 2011.  The issuances of the warrants were deemed to have minimal value using the Black-Scholes option pricing model with the following assumptions: share price:  $0.001; strike price: $0.001; expected volatility: 27%; risk free interest rate: 2.24%; term: 5 years.

The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company. The Company did not use the volatility rate for common stock as the common stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

For each of the three months ended March 31, 2011 and 2010, dividends totaled $37,500.  Accrued dividends totaled $337,500 and $300,000 at March 31, 2011 and December 31, 2010, respectively, and are included in accounts payable and accrued expenses on the consolidated balance sheet.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

9.	Capital Transactions (Continued)

C.  Issuance of Deferred Interest Payment Warrants –

The Company continued to fail to pay interest on the promissory notes that were previously issued to Brookstein, Ponzio and Nascap (the “Note Holders”).  To compensate the Note Holders for the failure to pay interest on their promissory notes in the first quarter of 2011, the Company granted to such Note Holders warrants (each, a “First Quarter 2011 Deferred Interest Payment Warrant”) to purchase shares of Common Stock at the rate of 100 First Quarter 2011 Deferred Interest Payment Warrants for every $1 of interest not paid.  For the three months ended March 31, 2011, 1,950,000 Deferred Interest Payment Warrants were issued and have terms substantially identical to the Deferred Salary Warrants and Dividend Accrual Warrants. The issuances of the Deferred Interest Payment Warrants were deemed to have minimal value using the Black-Scholes option pricing model with the following assumptions: share price:  $0.0011; strike price: $0.001; expected volatility: 27%; risk free interest rate: 2.01%; term: 5 years

The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

The Company continued to fail to pay interest to the Note Holders in the second quarter of 2011.  To compensate them, the Company granted Second Quarter 2011 Deferred Interest Payment Warrants to purchase shares of Common Stock at the rate of 100 Deferred Interest Payment Warrants for every $1 of interest not paid.  The Company issued a total of 1,950,000 Deferred Interest Payment Warrants on April 1, 2011.

D.  Issuance of Series D Senior Convertible Voting Redeemable Preferred Stock (“Series D Preferred”) –

During the first quarter of 2011, Mr. Brookstein purchased 25,000 shares of Series D Preferred for a capital contribution of $25,000.

Terms of the Series D Preferred include the following:
1.
Each holder of any shares of Series D Preferred (each, a “Series D Holder”) shall be entitled, effective as of the date of issuance of such shares, to receive, and shall be paid quarterly in arrears, on the last day of each of June, September, December and March of every calendar year, commencing June 30, 2011, dividends, accruing quarterly, in an amount equal to $0.12 per annum per share (as appropriately adjusted for any stock splits, stock dividends, combinations, and the like with respect to the Series D Preferred), with respect to each outstanding share of Series D Preferred Stock owned of record by such Series D Holder.

2.	Each share of Series D Preferred has a liquidation preference of $1 per share.
3.	Each share of Series D Preferred shall entitle its holder to 10,000 votes on all matters submitted to the vote of stockholders of the Company.
4.	Prior to December 31, 2020, the Company has the right, but not the obligation, to redeem the then outstanding shares of Series D Preferred at a rate of $1 per share.
5.	Each share of Series D Preferred is convertible into 1,000 shares of Company Common Stock.

E.  Issuance of Warrants for Extension of Investment Banking Agreement –

On April 26, 2011, the Company extended its investment banking agreement with Cresta Capital Strategies, LLC to April 26, 2012.  As a retainer, the Company issued a five-year warrant to purchase 50 million shares of the Company’s Common Stock at an exercise price of $0.001 per share.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

10.	Discontinued Operations:

As discussed above in Notes 1 and 4, the Company entered into and consummated the transactions contemplated by an Agreement and Consent to Surrender of Collateral with Agile.  As a result, the Company’s operating businesses are reflected as discontinued operations.  Revenues and net loss for the operating businesses for the three months ended March 31, 2010 are as follows:

Total revenues	$299,520
Cost of revenues, operating and interest expenses	608,709
Loss from operations	$(309,189)

11.	Recent Accounting Pronouncements:

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

Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company as of the date of this Form 10-Q, and are subject to various risks and uncertainties. Such risks and uncertainties include without limitation:
● the Company’s ability to raise capital to finance its operations and growth, when needed and terms advantageous to the Company;
● the Company’s ability to locate and acquire appropriate business enterprises to supplement and enhance our revenue and cash flow;
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
● adverse results of any legal proceedings;
● the Company’s ability to enter into relationships with suppliers, vendors or contractors of acceptable quality of goods and services on terms advantageous to us;
● the volatility of our operating results and financial condition;
● the Company’s ability to attract and retain qualified senior management personnel; and
● other risks and uncertainties set forth in this Form 10-Q, the Company’s Form 10-K for the year ended December 31, 2010, and, from time to time, in the Company’s other filings with the Securities and Exchange Commission.

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

Overview and Recent Developments

On December 1, 2010, the Company entered into and consummated the transactions contemplated by an Agreement and Consent to Surrender of Collateral (“Surrender of collateral”) with Agile Opportunity Fund LLC (“Agile”).  As a result, the Company’s operating businesses are reflected as discontinued operations.

The Company’s current business plan is to attempt to identify and negotiate with business targets for mergers of those entities with and into the Company.   No assurance can be given that the Company will be successful in identifying or negotiating with any target company

Prior to the Surrender of Collateral, the Company operated its principal businesses through two of its subsidiaries, Call Compliance, Inc. (“CCI”) and Execuserve Corp. (“Execuserve”).  CCI provided compliance technologies, methodologies and services to the teleservices industry.   The business of Execuserve Corp. provided organizations who are hiring employees with tests and other evaluation tools and services to assess and compare job candidates

Critical Accounting Policies

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

The Company’s critical accounting policies are described in Note 2 to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2011.

Results of Operations for the Three Months Ended March 31, 2011 (“2011”) Compared to the Three Months Ended March 31, 2010 (“2010”)

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

The Company incurred a loss from continuing operations of $142,818 in 2011 and $343,857 in 2010.

Selling and general and administrative expenses consist primarily of officer’s salary and professional fees for accounting and auditing services, legal fees and consulting services.  Selling and general and administrative expenses amounted to $120,934 in 2011 and $94,049 in 2010.  Operating expenses consist of the following for the three months ended March 31, 2011 and 2010.

	2011	2010

Officer’s salary	$60,000	$60,000
Payroll taxes and insurance	9,242	4,000
Professional fees	28,563	17,125
Other	23,129	12,924

Total	$120,934	$94,049

Interest expense decreased by $227,924 to $21,884 for 2011 from $122,324 for 2010.  This decrease is primarily related to the Surrender of Collateral on the Agile Debentures in December 2010.

The Company’s loan cost amortization and related financing expense, including amortization of loan discount, was $127,484 for 2010.  Deferred loan costs and loan discount amortized during 2010 were related to the debentures that were issued to Agile.

Discontinued Operations

The results of the discontinued operations for 2010 are as follows:

Total revenues	$299,520
Cost of revenues, operating and interest expenses	608,709
Loss from operations	$(309,189)

For the reasons set forth above, the Company’s 2011 net loss decreased by $510,227 to $142,818 in 2011 from $653,045 in 2010.

Dividends of $37,500 were accrued on the Series B Preferred Stock during 2011 and 2010 and are taken into account when computing loss per common share.  The Company has failed to pay dividends on the 1.25 million outstanding shares of its Series B Preferred Stock in 2011 and 2010.  Dividends on the Series B Preferred Stock may only be paid out of funds legally available for such purpose.  Under Nevada law, generally, a corporation’s distribution to stockholders may only be made if, after giving effect to such distribution, (i) the corporation would be able to pay its debts as they become due in the usual course of action and (ii) the corporation’s total assets equal or exceed the sum of the corporation’s liabilities plus the amount that would be needed, if the corporation was to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to those receiving the distribution.  Accrued dividends total $337,500 at March 31, 2011.

The Company’s annual effective tax rate was estimated to be 0% for both 2011 and 2010. Accordingly, no tax benefit or cost was recognized in either of such periods.  During the current and prior periods, the Company did not record an income tax benefit for net  deferred tax assets generated due to the uncertainty of their realization.

Liquidity and Capital Resources

At March 31, 2011, we had a cash balance of $12,266 compared to $19,014 at December 31, 2010.

Cash used in operating activities of $22,058.  The decrease in cash was primarily attributable to funding the loss for the period.

Net cash provided by financing activities was $15,310.  The Company received $25,000 from the issuance of its newly created Series D Preferred Stock partially offset by payments of short term and demand loans of $9,690.

Due to cash flow difficulties, the Company has issued warrants to various officers and other companies and individuals for deferred salaries, dividend payments and accrued interest on various debt securities.  See Note 9 of the Consolidated Financial Statements for a more detailed explanation.

The Company’s primary need for cash during the next twelve months is to fund payments of operating costs. In addition, the Company is presently in negotiations to obtain additional financing to fund operations.  On April 26, 2011, the Company extended its investment banking agreement with Cresta Capital Strategies, LLC to April 26, 2012.  As a retainer, the Company issued a five-year warrant to purchase 50 million shares of the Company’s Common Stock at an exercise price of $0.001 per share.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of its Chief Executive Officer (CEO)/Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the CEO/CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Quarterly Report on Internal Control over Financial Reporting
Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, including the CEO/CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2011.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this quarterly report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We are committed to improving our financial organization. As part of this commitment, we intend to continue to educate our management personnel to comply with U.S. GAAP and SEC disclosure requirements and to increase management oversight of accounting and reporting functions in the future.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None.

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

10.2	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.3	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.4	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio.
10.5	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp.
10.6	Warrant Certificate of Compliance Systems Corp., dated March 31, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.7	Warrant Certificate of Compliance Systems Corp., dated March 31, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management Inc.
10.8	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.9	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.10	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio.
10.11	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp.
10.12	Warrant Certificate of Compliance Systems Corp., dated April 26, 2011, evidencing 50,000,000 common stock purchase warrants registered in the name of Cresta Capital Strategies, LLC.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Barry M. Brookstein.
32.1	Section 1350 Certification of Barry M. Brookstein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2011	Compliance Systems Corporation.

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Barry M. Brookstein	Chief Executive Officer, President, Chief Financial Officer	May 16, 2011
Barry M. Brookstein	and Director
(Principal Executive Officer, Principal Financial Officer And Principal Accounting Officer)