Form 10-Q
period 2011-06-30
COMPLIANCE SYSTEMS CORP
filed 2011-08-22
CIK 1206133

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54007

Compliance Systems Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-4292198
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

780 New York Avenue, Suite A, Huntington, New York	11743
(Address of principal executive offices)	(Zip Code)

(516)  656-4197
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 15, 2011, 281,783,997 shares of common stock of the issuer were outstanding.

INDEX PAGE

PART I
FINANCIAL INFORMATION

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Current Assets:
Cash	$17,579	$19,014
Accounts receivable, net	1,563	30,085
Prepaid expenses and other current assets	27,086	26,111

Total Current Assets	46,228	75,210

Total Assets	$46,228	$75,210

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Short-term and demand notes payable	$475,899	$442,189
Accounts payable and accrued expenses	1,169,065	1,051,767
Accrued officers' compensation	890,000	770,000
Current maturities of long-term debt	335,980	300,175
Total Current Liabilities	2,870,944	2,564,131

Long-term debt - net of curent maturities	79,853	93,457
Warrant liability	7,839	-

Total Liabilities	2,958,636	2,657,588

Commitments

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Series D: 100,000 shares authorized, 50,000 shares issued and outstanding	50	-
Common stock, $0.001 par value; 2,000,000,000 shares authorized,
281,783,997 shares issued and outstanding	281,783	281,783
Additional paid-in capital	6,037,002	6,051,734
Accumulated deficit	(9,236,616)	(8,921,268)
Total Stockholders' Deficiency	(2,912,408)	(2,582,378)

Total Liabilities and Stockholders' Deficiency	$46,228	$75,210

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-

Operating Expenses:
Selling, general and administrative expenses	131,487	91,199	252,421	185,248

Operating Loss	(131,487)	(91,199)	(252,421)	(185,248)

Interest expense (including amortization of loan costs
and related financing expenses)	(46,414)	(208,783)	(68,298)	(458,591)

Warrant fair value adjustment	5,371	-	5,371	-

Loss From Continuing Operations	(172,530)	(299,982)	(315,348)	(643,839)

Loss From Discontinued Operations	-	(279,992)	-	(589,180)

Net Loss	(172,530)	(579,974)	(315,348)	(1,233,019)

Preferred Dividends	38,786	37,500	76,286	75,000

Net Loss Attributable to Common Shareholders	$(211,316)	$(617,474)	$(391,634)	$(1,308,019)

Basic and Diluted Per Share Data:
Loss from continuing operations	$0.00	$0.00	$0.00	$0.00
Loss from discontinued operations	-	0.00	-	0.00
Net loss	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding -
Basic and Diluted	281,783,997	280,561,113	281,783,997	261,092,325

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(315,348)	$(1,233,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest/penalty accrued and not paid or imputed	43,201	182,155
Share based payments	13,017	106,284
Warrant exchange	11,797	-
Warrant fair value adjustment	(5,371)	-
Depreciation and amortization	-	40,912
Amortization of deferred charges and debt discount	-	124,942
Bad debt expense	288	61,266
Changes in assets and liabilities:
Accounts receivable	28,234	(90,111)
Prepaid expenses and other current assets	27,025	36,218
Security deposits	-	7,056
Accounts payable and accrued expenses	41,013	107,916
Accrued officers' compensation	120,000	240,000
Deferred service revenue	-	1,900
Total adjustments	279,204	818,538
Net Cash Used in Operating Activities	(36,144)	(414,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term and demand loans	(15,291)	(19,703)
Proceeds from issuances of preferred stock	50,000	-
Proceeds from issuances of secured convertible debentures	-	525,000
Stock issuance costs	-	(7,388)
Loan costs paid in cash	-	(90,662)
Net Cash Provided By Financing Activities	34,709	407,247

NET DECREASE IN CASH	(1,435)	(7,234)

CASH - Beginning of Period	19,014	26,195

CASH - End of Period	$17,579	$18,961

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for:
Interest	$284	$60,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of warrants to a liability	$1,413	$-
Preferred dividends declared and accrued, but not paid	$76,286	$75,000
Insurance premium financed	$27,999	$-
Value of common stock issued for debt repayment/services/future services	$-	$53,689
Issuance of shares as a debt discount	$-	$12,960
Loan costs paid in stock	$-	$124,200
Value of common stock issued for acquisition	$-	$259,361

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

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on April 15, 2011.

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

2.            Liquidity and Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered continued losses from operations since its inception. At June 30, 2011, the Company had stockholders’ and working capital deficiencies of $2,912,408 and $2,824,716, respectively.

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

	June 30, 2011	June 30, 2010
Convertible debentures and accrued interest	—	427,124,600
Preferred stock	587,231,900	537,231,900
Warrants	196,136,100	91,707,500
Stock options	40,000,000	45,000,000

B.   Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments, consisting primarily of cash, accounts receivable, accounts payable and accrued expenses and all debt, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.  The warrant liability was valued using the Black-Scholes option pricing model.  See Note 9F.

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

The Company valued these issuances utilizing a Black-Scholes option pricing model using the following assumptions:  share price, exercise price, expected volatility, risk-free rate and term.

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term.  The Company has not declared or paid any dividends and does not currently expect to do so in the future.  The expected term of options represents the period that its stock-based awards are expected to be outstanding and was determined based on projected holding periods for the remaining unexercised shares.  Consideration was given to the contractual terms of its stock-based awards, vesting schedules and expectations of future employee behavior.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications.  The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

From time to time, the Company’s shares of common stock and warrants have been issued as payment to employees and non-employees for services. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in the Company’s consolidated financial statements for certain of its assets and expenses.

Share based payments amounted to $13,017 and $38,167 for the three months ended June 30, 2011 and 2010, respectively, and $13,017 and $106,284 for the six months ended June 30, 2011 and 2010, respectively.

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

5.            Short-Term and Demand Notes Payable

Short-term and demand notes payable consist of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)

Nascap Corp. and accrued interest (A)	$423,500	$402,500
John Koehler (B)	30,000	30,000
Insurance premium financing (C)	22,399	9,689
Total	$475,899	$442,189

A.      Secured Demand Note – Nascap Corp. (“Nascap”)

In September 2006, CCI executed a secured $150,000 promissory note and related security agreement with Nascap.  Interest at 12% per annum was payable monthly in arrears and the note principal was due on demand.  The note was collateralized by the accounts receivable of the principal subsidiary and was unconditionally guaranteed by the Company.

As of March 31, 2009, the Company entered into a Loan Modification Agreement with Nascap.  The original Nascap note was amended and restated as a revolving line of credit promissory note (“Nascap Restated Note”) in the principal amount not to exceed $750,000.  The Nascap Restated Note contains the same terms and conditions as the original note, except for the revolving line of credit nature of the debt.  As consideration for entering into the Loan Modification Agreement, the Company agreed to issue Nascap twenty Class A and twenty Class B warrants for each $1.00 of principal outstanding under the Nascap Restated Note on April 30, 2009.  Each Class A and Class B warrant entitles the holder to purchase one share of the Company’s common stock at $0.05 per share.  The Class B warrants require the holder to pay the exercise price in the form of cancellation of amounts outstanding under the Nascap Restated Note prior the payment of the exercise price in the form of cash.  Accrued and unpaid interest on the Nascap note totaled $73,500 and $52,500 at June 30, 2011 and December 31, 2010 respectively.   At both June 30, 2011 and December 31, 2010, $350,000 was outstanding on this note.

B.      Promissory Note – John Koehler (“Koehler”)

On October 1, 2003, the predecessor to Execuserve issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor.  The note was amended on October 25, 2004.  Upon the acquisition of Execuserve by the Company, Koehler was owed $37,000.  The balance owed is being paid in monthly installments of $1,000.  The Company is in default as it has not made a payment since September 2010.  The balance due to Koehler at June 30, 2011 and December 31, 2010 totaled $30,000.

C.      Insurance Premium Financing

At December 31, 2010, the Company had an outstanding balance of $9,689 on a loan utilized to fund certain financed insurance premiums.  The loan was repaid in 2011.  In 2011, the Company received a new loan totaling $27,999 to fund certain insurance premiums.  The loan is payable over a nine-month term.  At June 30, 2011, the loan balance is $22,399.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
 Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

6.            Long-term Debt

Long-term debt at June 30, 2011 and December 31, 2010 consists of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Notes payable and accrued interest to officer/stockholder (A)	$66,683	$62,182
Notes payable and accrued interest to Execuserve officers (B)	151,900	147,700
Other secured debt and accrued interest (C)	197,250	183,750
Total long-term debt	415,833	393,632
Current maturities of long-term debt	335,980	300,175
Long-term debt less current maturities	$79,853	$93,457

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

The Brookstein New Note had a maturity date of January 1, 2011 and bears interest at the rate of 18% per annum (20%, in the case of a default under the Brookstein New Note), with interest payable monthly in arrears.  In March 2011, the maturity date of the Brookstein New Note was extended to July 1, 2011 and was further extended in August 2011 to January 1, 2012.  Interest incurred on the note totaled $2,250 and $4,500 for the three and six months ended June 30, 2011 and 2010, respectively.  Accrued and unpaid interest totaled $15,750 and $11,250 at June 30, 2011 and December 31, 2010, respectively.   At both June 30, 2011 and December 31, 2010, $50,933 was outstanding on this note.

B.   Promissory Notes to Execuserve Officers

On February 9, 2010, concurrent with the acquisition of Execuserve, Execuserve issued promissory notes to two of its officers totaling $140,000 for amounts owed to them prior to the acquisition.  The notes bear interest at 6% per annum and are payable in monthly installments inclusive of interest of $2,707 subject to cumulative positive cash flow requirements of Execuserve as provided in the note agreements.  As Execuserve did not generate positive cash flow, no payments were made under the notes.  All accrued and unpaid interest and principal are due and payable on February 9, 2015. Interest incurred on the note totaled $2,100 and $4,200 for the three and six months ended June 30, 2011, respectively.  Interest incurred on the note totaled $2,100 and $3,268 for the three and six months ended June 30, 2010, respectively.  Accrued and unpaid interest totaled $11,900 at June 30, 2011 and $7,700 at December 31, 2010.   At June 30, 2011 and December 31, 2010, $140,000 was outstanding on these notes.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

6.            Long-Term Debt (Continued)

C.   Ponzio Promissory Note Exchange Agreement –

The Company had outstanding unsecured demand loans due Henry A. Ponzio (“Ponzio”) in the aggregate principal amount of $150,000 at December 31, 2008. This demand loan bore interest at the rate of 18% per annum, payable monthly in arrears.

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

The Ponzio New Note had a maturity date of January 1, 2011 and bears interest at the rate of 18% per annum (20%, in the case of a default under the Ponzio New Note), with interest payable monthly in arrears.  In March 2011, the maturity date of the Ponzio New Note was extended to July 1, 2011 and was further extended in August 2011 to January 1, 2012.  Accrued and unpaid interest as of June 30, 2011 and December 31, 2010 totaled $47,250 and $33,750, respectively.  At both June 30, 2011 and December 31, 2010, $150,000 was outstanding on this note.

7.            Related Party Transactions:

A.  Garfinkel

The Company had a verbal management agreement with an entity wholly-owned by Dean Garfinkel (“Garfinkel”), the Company’s former president and chief executive officer.  Under the terms of this verbal agreement, the Company received customer service support, content updates and promotional and growth support for the Regulatory Guide line of business.  The Company was responsible for accounting, software upgrades, web changes, and hardware and internet costs.  In consideration, the Company was committed to pay 50% of the Company’s net revenues from this line of business and 75% of the Company’s net above the 2009 base year.  For the three and six months ended June 30, 2010, the Company paid approximately $10,500 and $21,000, respectively.  This Management Agreement ended on June 30, 2010.

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

Effective January 1, 2011, Brookstein agreed to continue deferring his full salary.  The amount of such deferred salaries for the three and six  months ending June 30, 2011 totaled $60,000 and $120,000.  As compensation, the Company granted to Brookstein Deferred Salary Warrants to purchase 12.0 million shares (each a “2011 Deferred Salary Warrant Share”) of Company Common Stock at $0.001 per 2011 Deferred Salary Warrant Share at the rate of 100 Deferred Salary Warrants for each $1 of deferred salary for a term of five years.  The Company valued these issuances utilizing a Black-Scholes option pricing model with the following assumptions:  share price: $0.0008 - $0.0011; exercise price: $0.001; expected volatility: 27%; risk-free rate: 2.01% – 2.24%; term: 5 years.

Effective July 1, 2011, Brookstein agreed to continue deferring his full salary.  The amount of such deferred salaries for the three months ending September 30, 2011 will total $60,000.  As compensation, the Company granted to Brookstein Deferred Salary Warrants to purchase 6.0 million shares of Company Common Stock at $0.001 per Deferred Salary Warrant Share at the rate of 100 Deferred Salary Warrants for each $1 of deferred salary for a term of five years.

B.  Issuance of Dividend Accrual Warrants – Series B Senior Subordinated Convertible Voting Preferred Stock (the “Series B Preferred Stock”)

The Company has failed to pay dividends on the 1.25 million outstanding shares of its Series B Preferred Stock.  Dividends on the Series B Preferred Stock may only be paid out of funds legally available for such purpose.  Under Nevada law, generally, a corporation’s distribution to stockholders may only be made if, after giving effect to such distribution, (i) the corporation would be able to pay its debts as they become due in the usual course of action and (ii) the corporation’s total assets equal or exceed the sum of the corporation’s liabilities plus the amount that would be needed, if the corporation was to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to those receiving the distribution.

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

The Company deferred dividends totaling $37,500 and $75,000 for the three and six months ended June 30, 2011, $30,000 due to Brookstein, and $45,000 due to Spirits.  To compensate Brookstein and Spirits for the failure to pay dividends when due, the Company agreed to grant five-year warrants (each, a “Dividend Accrual Warrant”) to purchase shares (each, a “Dividend Accrual Warrant Share”) of Company Common Stock to such holders at $0.001 per Dividend Accrual Warrant Share at a rate of 100 Dividend Accrual Warrants for every $1 of dividend accrued during the prior three and six month periods.  The Company issued Dividend Accrual Warrants totaling 1.5 million and 3.0 million to Brookstein and 2.25 million and 4.50 million to Spirits for the three and six months ended June 30, 2011, respectively.  The Company valued these issuances using the Black-Scholes option pricing model with the following assumptions: share price:  $0.0006 - $0.001; strike price: $0.001; expected volatility: 27%; risk free interest rate: 1.76% - 2.24%; term: 5 years.

For each of the three months ended June 30, 2011 and June 30, 2010, dividends totaled $37,500.  For each of the six months ended June 30, 2011, dividends totaled $75,000.  Accrued dividends totaled $375,000 and $300,000 at June 30, 2011 and December 31, 2010, respectively, and are included in accounts payable and accrued expenses on the consolidated balance sheet.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

9.            Capital Transactions (Continued)

C.  Issuance of Deferred Interest Payment Warrants –

The Company continued to fail to pay interest on the promissory notes that were previously issued to Brookstein, Ponzio and Nascap (the “Note Holders”).  To compensate the Note Holders for the failure to pay interest on their promissory notes for the three and six months ended June 30, 2011, the Company granted to such Note Holders warrants (each, a “2011 Deferred Interest Payment Warrant”) to purchase shares of Common Stock at the rate of 100 2011 Deferred Interest Payment Warrants for every $1 of interest not paid.  For the three and six months ended June 30, 2011, 1,950,000 and 3,900,000 Deferred Interest Payment Warrants were issued and have terms substantially identical to the Deferred Salary Warrants and Dividend Accrual Warrants. The Company valued these issuances using the Black-Scholes option pricing model with the following assumptions: share price:  $0.0008 - $0.0011; strike price: $0.001; expected volatility: 27%; risk free interest rate: 2.01% - 2.24%; term: 5 years

The Company will not pay interest to the Note Holders in the third quarter of 2011.  To compensate them, the Company granted 2011 Deferred Interest Payment Warrants to purchase shares of Common Stock at the rate of 100 Deferred Interest Payment Warrants for every $1 of interest not paid.  The Company issued a total of 1,950,000 Deferred Interest Payment Warrants on July 1, 2011.

D.  Issuance of Series D Senior Convertible Voting Redeemable Preferred Stock (“Series D Preferred Stock”) and Issuance of Dividend Accrual Warrants –

During the six months ended June 30, 2011, Mr. Brookstein purchased 50,000 shares of Series D Preferred Stock for capital contributions of $50,000.

Terms of the Series D Preferred include the following:
1.
Each holder of any shares of Series D Preferred (each, a “Series D Holder”) shall be entitled, effective as of the date of issuance of such shares, to receive, and shall be paid quarterly in arrears, on the last day of each of June, September, December and March of every calendar year, commencing June 30, 2011, dividends, accruing quarterly, in an amount equal to $0.12 per annum per share (as appropriately adjusted for any stock splits, stock dividends, combinations, and the like with respect to the Series D Preferred Stock), with respect to each outstanding share of Series D Preferred Stock owned of record by such Series D Holder.

2.	Each share of Series D Preferred Stock has a liquidation preference of $1 per share.
3.	Each share of Series D Preferred Stock shall entitle its holder to 10,000 votes on all matters submitted to the vote of stockholders of the Company.
4.	Prior to December 31, 2020, the Company has the right, but not the obligation, to redeem the then outstanding shares of Series D Preferred Stock at a rate of $1 per share.
5.	Each share of Series D Preferred Stock is convertible into 1,000 shares of Company Common Stock.

The Company has failed to pay dividends on the 50,000 outstanding shares of its Series D Preferred Stock.  As with the Series B Preferred Stock Discussed above, dividends may only be paid out of funds legally available for such purpose.

For the three and six months ended June 30, 2011, dividends totaled $1,286.  Accrued dividends totaled $1,286 at June 30, 2011 and are included in accounts payable and accrued expenses on the consolidated balance sheet.

The Company deferred dividends totaling $1,286 for both the three and six months ended June 30, 2011,   To compensate Brookstein for the failure to pay dividends when due, the Company agreed to grant five-year warrants (each, a “Dividend Accrual Warrant”) to purchase shares (each, a “Dividend Accrual Warrant Share”) of Company Common Stock to such holders at $0.001 per Dividend Accrual Warrant Share at a rate of 100 Dividend Accrual Warrants for every $1 of dividend accrued during the prior three month period.  The Company issued Dividend Accrual Warrants totaling 128,600 for the three and six months ended June 30, 2011, respectively.  The Company valued these issuances using the Black-Scholes option pricing model with the following assumptions: share price:  $0.0006; strike price: $0.001; expected volatility: 27%; risk free interest rate: 1.76%; term: 5 years.

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

 F.  Warrant Exchange Agreements –

The Company entered into separate warrant exchange agreements with Brookstein, Spirits, Garfinkel, Ponzio and Nascap to purchase an aggregate of 128.13 million shares of Company Common Stock.  The warrant holders included the Company’s chairman of the board, chief executive officer and chief financial officer and a company in which such officer is the sole equity owner, as well as the Company’s former president and chief executive officer.  Each of the warrant exchange agreements were dated as of May 12, 2011 and provided for the exchange of the warrants then held by such warrant holders (the “Old Warrants”) for new warrants (the “New Warrants”).  The number of shares of Common Stock issuable upon exercise of the New Warrants is equal to the number of shares of Common Stock that were issuable upon exercise of the Old Warrants.  The Old Warrants had exercise prices ranging from $0.05 to $0.001 per share (a weighted average exercise price of $0.022 per share) and had exercise periods expiring from June 23, 2014 through March 31, 2016 (typically, five years after the date of issuance of the subject warrants).  However, the Old Warrants contained certain anti-dilution provisions which caused the effective exercise prices to be reduced to less than $0.001 per share.  The New Warrants all have an exercise price of $0.001 per share and expire on May 11, 2016.  The New Warrants contain cashless exercise provisions.  The anti-dilution provisions of the New Warrants are primarily limited to stock splits and corporate transactions involving mergers and consolidations while the Old Warrants contained anti-dilution provisions that caused the reduction in the exercise prices of the Old Warrants whenever the Company issued stock or derivative securities with an effective purchase price less than the then exercise price of the subject Old Warrants.  The Company had issued the Old Warrants in connection with the (x) accrual of dividends due on preferred stock of the Company owned by certain of the warrant holders, (y) deferral of the payment of interest due on promissory notes of the Company owned by certain of the warrant holders and (z) deferral of salary due certain of the warrant holders in their capacities as executive officers of the Company.

As a result of the exchanges, the Company recognized a charge of $11,797 for the three and six months ended June 30, 2011, respectively, which is classified as part of interest expense.

As the New Warrants contain “cashless exercise” provisions, the value of the New Warrants were recognized as liabilities and not as part of stockholders’ deficiency.  In addition, the Company is required to revalue the New Warrants at the end of each reporting period with the change in value reported on the statement of operations.  The Company valued these issuances using the Black-Scholes option pricing model with the following assumptions at May 12, 2011 and June 30, 2011: share price:  $0.0006 - $0.0007; strike price: $0.001; expected volatility: 27%; risk free interest rate: 1.76% - 1.89%; term: 5 years.  The Company recognized a gain on the value of the New Warrants of $5,371 for the three and six months ended June 30, 2011, respectively.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

10.          Discontinued Operations:

As discussed above in Notes 1 and 4, the Company entered into and consummated the transactions contemplated by an Agreement and Consent to Surrender of Collateral with Agile.  As a result, the Company’s operating businesses are reflected as discontinued operations.  Revenues and net loss for the operating businesses for the three and six months ended June 30, 2010 are as follows:

	For the three months ended June 30, 2010	For the six months ended June 30, 2010
Total revenues	$317,271	$598,326
Cost of revenues, operating and interest expenses	597,263	1,187,506
Loss from operations	$(279,992)	$(589,180)

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

The Company’s critical accounting policies are described in Note 2 to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes to our critical accounting policies as of and for the six and three months ended June 30, 2011.

Results of Operations for the Three and Six Months Ended June 30, 2011 (“2011”) Compared to the Three and Six Months Ended June 30, 2010 (“2010”)

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

The Company incurred a loss from continuing operations of $172,530 and $299,982 for the three months ending June 30, 2011 and 2010, respectively.  The Company incurred a loss from continuing operations for the six months ending June 30, 2011 and 2010 of $315,348 and $643,839, respectively.

Selling and general and administrative expenses consist primarily of officer’s salary and professional fees for accounting and auditing services, legal fees and consulting services.  Selling and general and administrative expenses for the three months ended June 30 2011 and 2010 amounted to $131,487 and $91,999, respectively.  For the six months ending June 30, 2011 and 2010, selling and general and administrative expenses amounted to $252,421 and $185,248, respectively.  Operating expenses consist of the following for the three and six months ended June 30, 2011 and 2010.

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Officer’s salary	$60,000	$60,000	$120,000	$120,000
Payroll taxes and insurance	10,421	4,000	19,663	8,000
Professional fees	45,023	19,875	73,586	37,000
Other	16,043	7,324	39,172	20,248

Total	$131,487	$91,199	$252,421	$185,248

For the three months ended June 30, 2011 and 2010, interest expense amounted to $46,414 and $208,783, respectively.  Interest expense for the six months ended June 30, 2011 and 2010 amounted to $68,298, and $458,591 respectively.  This decrease is primarily related to the Surrender of Collateral on the Agile Debentures in December 2010.

The Company’s loan cost amortization and related financing expense, including amortization of loan discount, was $127,484 and $176,002 for the three and six months ended June 30, 2010.  Deferred loan costs and loan discount amortized during 2010 were related to the debentures that were issued to Agile.

Discontinued Operations

The results of the discontinued operations for the three months ended June 30, 2010 are as follows:

Total revenues	$317,271
Cost of revenues, operating and interest expenses	597,263
Loss from operations	$(279,992)

The results of the discontinued operations for the six months ended June 30, 2010 are as follows:

Total revenues	$598,326
Cost of revenues, operating and interest expenses	1,187,506
Loss from operations	$(589,180)

For the reasons set forth above, the Company’s 2011 net loss for the three month period decreased by $407,444 to $172,530 in 2011 from $579,974 in 2010 and decreased by $917,671 to $315,348 in 2011 from $1,233,019 in 2010.

Dividends of $37,500 and $75,000 were accrued on the Series B Preferred Stock for the three and six months ended June 30, 2010, respectively.  Dividends of $38,786 and $76,286 were accrued on the Series B Preferred Stock and Series D Preferred Stock for the three and six months ended June 30, 2011, respectively.  The dividends are taken into account when computing loss per common share.  Accrued dividends total $376,286 at June 30, 2011.

The Company’s annual effective tax rate was estimated to be 0% for both 2011 and 2010. Accordingly, no tax benefit or cost was recognized in either of such periods.  During the current and prior periods, the Company did not record an income tax benefit for net deferred tax assets generated due to the uncertainty of their realization.

Warrant Exchange

On May 12, 2011, the Company exchanged warrants (the “Old Warrants”)  to purchase an aggregate of 128.13 million shares of our Common Stock, with exercise prices ranging between $0.05 and $0.001 per share and expiration dates between June 23, 2014 and March 31, 2016, for new warrants (the “New Warrants”) to purchase the same number of shares of our common stock at an exercise price of $0.001 per share and having an expiration date of May 11, 2016.  The New Warrants, which all expire on May 11, 2016, permit “cashless exercise,” a right which was not provided for in the Old Warrants.  The New Warrants also contain anti-dilution provisions that are not as advantageous to the warrant holders as the anti-dilution provisions applicable to the Old Warrants.

 As a result of the exchanges, the Company recognized a charge of $11,797 for the three and six months ended June 30, 2011, respectively, which is classified as part of interest expense.

As the New Warrants contain “cashless exercise” provisions, the value of the New Warrants were recognized as liabilities and not as part of stockholders’ deficiency.  In addition, the Company is required to revalue the New Warrants at the end of each reporting period with the change in value reported on the statement of operations.  The Company valued these issuances using the Black-Scholes option pricing model. The Company recognized a gain on the value of the New Warrants of $5,371 for the three and six months ended June 30, 2011, respectively.

 Liquidity and Capital Resources

At June 30, 2011, we had a cash balance of $17,579 compared to $19,014 at December 31, 2010.

Cash used in operating activities of $36,144.  The decrease in cash was primarily attributable to funding the loss for the period.

Net cash provided by financing activities was $34,709.  The Company received $50,000 from the issuance of its newly created Series D Preferred Stock and repaid $15,291 of short term and demand loans.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, there were no off-balance sheet arrangements.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, including the CEO/CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Effective May 12, 2011, we exchanged warrants (the “Old Warrants”) to purchase an aggregate of 128.13 million shares of Company Common Stock held by five persons and entities for new warrants to purchase an identical number of shares of Company Common Stock.  The Old Warrants had exercise prices ranging between $0.05 and $0.001 per share and expiration dates between June 23, 2014 and March 31, 2016.  Each of the New Warrants has an exercise price of $0.001 per share.  The New Warrants, which all expire on May 11, 2016, permit “cashless exercise,” a right which was not provided for in the Old Warrants.  The New Warrants contain anti-dilution provisions that are not as advantageous to the warrant holders as the anti-dilution provisions applicable to the Old Warrants.  The persons and entities participating in the exchange included our chairman of the board, chief executive officer and chief financial officer and a company in which such person is the sole equity owner, as well as a former president and chief executive officer of our Company.  We had issued the Old Warrants in connection with the (x) accrual of dividends due on preferred stock of our company owned by certain of the warrant holders, (y) deferral of the payment of interest due on promissory notes of our company owned by certain of the warrant holders and (z) deferral of salary due certain of the warrant holders in their capacities as executive officers of our company.  We believe that the issuances of the New Warrants were exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act, due to the fact that the issuances were conducted pursuant to transactions not involving any public offering.

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

10.2
Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].

10.3
Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. Incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].

10.4
Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].

10.5
Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. [Incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].

10.6
Warrant Certificate of Compliance Systems Corp., dated March 31, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].

10.7
Warrant Certificate of Compliance Systems Corp., dated March 31, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management Inc. [Incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].

10.8
Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].

10.9
Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.9 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].

10.10
Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.10 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].

10.11
Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. [Incorporated by reference to Exhibit 10.11 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].

10.12
Warrant Certificate of Compliance Systems Corp., dated April 26, 2011, evidencing 50,000,000 common stock purchase warrants registered in the name of Cresta Capital Strategies, LLC. [Incorporated by reference to Exhibit 10.12 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].

10.13	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Dean Garfinkel, evidencing the exchange of 26,900,000 common stock purchase warrants.
10.14	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Barry M. Brookstein, evidencing the exchange of 55,340,000 common stock purchase warrants.
10.15	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Spirits Management, Inc., evidencing the exchange of 14,850,000 common stock purchase warrants.
10.16	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Henry A. Ponzio, evidencing the exchange of 10,320,000 common stock purchase warrants.
10.17	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Nascap Corp., evidencing the exchange of 20,720,000 common stock purchase warrants.
10.18	Warrant Certificate of Compliance Systems Corp., dated June 30, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.19	Warrant Certificate of Compliance Systems Corp., dated June 30, 2011, evidencing 128,600 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.20	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.21	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.22	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio.
10.23	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Barry M. Brookstein.
32.1	Section 1350 Certification of Barry M. Brookstein.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
**XBRL
Iinformation is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 22, 2011	Compliance Systems Corporation.

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Barry M. Brookstein	Chief Executive Officer, President, Chief Financial Officer	August 22, 2011
Barry M. Brookstein	and Director
(Principal Executive Officer, Principal Financial Officer And Principal Accounting Officer)