Form 10-Q/A
period 2011-06-30
COMPLIANCE SYSTEMS CORP
filed 2011-10-14
CIK 1206133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54007

Compliance Systems Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-4292198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 New York Avenue - Suite A Huntington, New York	11743
(Address of principal executive offices)	(Zip Code)

516-656-4197
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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to the Quarterly Report on Form 10-Q of Compliance Systems Corporation for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.  No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files comprising Exhibit 101 to this Form 10-Q/A are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II – OTHER INFORMATION

Item 6.  Exhibits.

The following exhibits are being filed as part of the Form 10-Q.

Exhibit
Number            Exhibit Description
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

10.13	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Dean Garfinkel, evidencing the exchange of 26,900,000 common stock purchase warrants. †
10.14	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Barry M. Brookstein, evidencing the exchange of 55,340,000 common stock purchase warrants. †
10.15	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Spirits Management, Inc., evidencing the exchange of 14,850,000 common stock purchase warrants. †
10.16	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Henry A. Ponzio, evidencing the exchange of 10,320,000 common stock purchase warrants. †
10.17	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Nascap Corp., evidencing the exchange of 20,720,000 common stock purchase warrants. †
10.18	Warrant Certificate of Compliance Systems Corp., dated June 30, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. †
10.19	Warrant Certificate of Compliance Systems Corp., dated June 30, 2011, evidencing 128,600 common stock purchase warrants registered in the name of Barry M. Brookstein. †
10.20	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. †
10.21	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. †
10.22	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. †
10.23	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. †
31.1	Rule 13a-14(a)/15d-14(a) Certification of Barry M. Brookstein. †
32.1	Section 1350 Certification of Barry M. Brookstein. †
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
______________________

†	Designated exhibits were filed with the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 13, 2011	Compliance Systems Corporation

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein, President (Duly Authorized Officer and Principal Executive and Financial Officer)