Form 10-Q
period 2011-09-30
COMPLIANCE SYSTEMS CORP
filed 2011-11-21
CIK 1206133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 21, 2011, 281,783,997 shares of common stock of the issuer were outstanding.

INDEX PAGE

PART I
FINANCIAL INFORMATION

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Current Assets:
Cash	$2,887	$19,014
Accounts receivable, net	1,363	30,085
Prepaid expenses and other current assets	19,833	26,111

Total Current Assets	24,083	75,210

Total Assets	$24,083	$75,210

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Short-term and demand notes payable	$481,422	$442,189
Accounts payable and accrued expenses	1,231,974	1,051,767
Accrued officers' compensation	950,000	770,000
Short-term note payable - related party	149,103	115,492
Current maturities of long-term debt	204,933	184,683
Total Current Liabilities	3,017,432	2,564,131

Long-term debt - net of curent maturities	72,897	93,457
Warrant liability	1,422	-

Total Liabilities	3,091,751	2,657,588

Commitments

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Series D: 100,000 shares authorized, 50,000 shares issued and outstanding	50	-
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 281,783,997 shares issued and outstanding	281,783	281,783
Additional paid-in capital	5,998,541	6,051,734
Accumulated deficit	(9,353,415)	(8,921,268)
Total Stockholders' Deficiency	(3,067,668)	(2,582,378)

Total Liabilities and Stockholders' Deficiency	$24,083	$75,210

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-

Operating Expenses:
Selling, general and administrative expenses	100,920	124,293	353,341	309,541

Operating Loss	(100,920)	(124,293)	(353,341)	(309,541)

Interest expense (including amortization of loan costs and related financing expenses)	(22,296)	(233,653)	(90,594)	(692,244)

Warrant fair value adjustment	6,417	-	11,788	-

Loss From Continuing Operations	(116,799)	(357,946)	(432,147)	(1,001,785)

Loss From Discontinued Operations	-	(128,101)	-	(717,281)

Net Loss	(116,799)	(486,047)	(432,147)	(1,719,066)

Preferred Dividends	39,000	37,500	115,286	112,500

Net Loss Attributable to Common Shareholders	$(155,799)	$(523,547)	$(547,433)	$(1,831,566)

Basic and Diluted Per Share Data:
Loss from continuing operations	$0.00	$0.00	$0.00	$(0.01)
Loss from discontinued operations	-	0.00	-	0.00
Net loss	$0.00	$0.00	$0.00	$(0.01)

Weighted Average Shares Outstanding -
Basic and Diluted	281,783,997	284,696,445	281,783,997	269,046,827

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(432,147)	$(1,719,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest/penalty accrued and not paid or imputed	64,801	245,019
Share based payments	13,556	110,350
Warrant exchange	11,797	-
Warrant fair value adjustment	(11,788)	-
Depreciation and amortization	-	63,045
Amortization of deferred charges and debt discount	-	182,404
Bad debt expense	288	61,266
Changes in assets and liabilities:
Accounts receivable	28,434	(66,201)
Prepaid expenses and other current assets	34,277	122,991
Security deposits	-	7,056
Accounts payable and accrued expenses	64,921	113,715
Accrued officers' compensation	180,000	345,000
Deferred service revenue	-	(1,883)
Total adjustments	386,286	1,182,762
Net Cash Used in Operating Activities	(45,861)	(536,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term and demand loans	(20,266)	(45,543)
Proceeds from issuances of preferred stock	50,000
Proceeds from issuances of secured convertible debentures	-	700,000
Stock issuance costs	-	(7,388)
Loan costs paid in cash	-	(111,277)
Net Cash Provided By Financing Activities	29,734	535,792

NET DECREASE IN CASH	(16,127)	(512)

CASH - Beginning of Period	19,014	26,195

CASH - End of Period	$2,887	$25,683

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for:
Interest	$441	$70,416

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of warrants to a liability	$1,413	$-
Preferred dividends declared and accrued, but not paid	$115,286	$112,500
Insurance premium financed	$27,999	$39,155
Value of common stock issued for debt repayment/services/future services	$-	$53,689
Issuance of shares as a debt discount	$-	$33,960
Loan costs paid in stock	$-	$124,200
Value of common stock issued for acquisition	$-	$259,361

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation:

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

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on April 15, 2011.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered continued losses from operations since its inception. At September 30, 2011, the Company had stockholders’ and working capital deficiencies of approximately $3.1 million and $3.0 million, respectively.

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

	September 30, 2011	September 30, 2010
Convertible debentures and accrued interest	—	703,718,000
Preferred stock	587,231,900	537,231,900
Warrants	207,986,100	107,907,500
Stock options	40,000,000	45,000,000

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

Share based payments amounted to $539 and $4,066 for the three months ended September 30, 2011 and 2010, respectively, and $13,556 and $110,350 for the nine months ended September 30, 2011 and 2010, respectively.

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

5.	Short-Term and Demand Notes Payable

Short-term and demand notes payable consist of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)

Nascap Corp. and accrued interest (A)	$434,000	$402,500
John Koehler (B)	30,000	30,000
Insurance premium financing (C)	17,422	9,689
Total	$481,422	$442,189

A.	Secured Demand Note – Nascap Corp. (“Nascap”)

In September 2006, CCI executed a secured $150,000 promissory note and related security agreement with Nascap.  Interest at 12% per annum was payable monthly in arrears and the note principal was due on demand.  The note was collateralized by the accounts receivable of the principal subsidiary and was unconditionally guaranteed by the Company.

As of March 31, 2009, the Company entered into a Loan Modification Agreement with Nascap.  The original Nascap note was amended and restated as a revolving line of credit promissory note (“Nascap Restated Note”) in the principal amount not to exceed $750,000.  The Nascap Restated Note contains the same terms and conditions as the original note, except for the revolving line of credit nature of the debt.  As consideration for entering into the Loan Modification Agreement, the Company agreed to issue Nascap twenty Class A and twenty Class B warrants for each $1.00 of principal outstanding under the Nascap Restated Note on April 30, 2009.  Each Class A and Class B warrant entitles the holder to purchase one share of the Company’s common stock at $0.05 per share.  The Class B warrants require the holder to pay the exercise price in the form of cancellation of amounts outstanding under the Nascap Restated Note prior the payment of the exercise price in the form of cash.  Accrued and unpaid interest on the Nascap note totaled $84,000 and $52,500 at September 30, 2011 and December 31, 2010 respectively.   At both September 30, 2011 and December 31, 2010, $350,000 was outstanding on this note.

B.	Promissory Note – John Koehler (“Koehler”)

On October 1, 2003, the predecessor to Execuserve issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor.  The note was amended on October 25, 2004.  Upon the acquisition of Execuserve by the Company, Koehler was owed $37,000.  The balance owed is being paid in monthly installments of $1,000.  The Company is in default as it has not made a payment since September 2010.  The balance due to Koehler at September 30, 2011 and December 31, 2010 totaled $30,000.

C.	Insurance Premium Financing

At December 31, 2010, the Company had an outstanding balance of $9,689 on a loan utilized to fund certain financed insurance premiums.  The loan was repaid in 2011.  In 2011, the Company received a new loan totaling $27,999 to fund certain insurance premiums.  The loan is payable over a nine-month term.  At September 30, 2011, the loan balance is $17,422.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

6.	Long-term Debt

Long-term debt at September 30, 2011 and December 31, 2010 consists of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Notes payable and accrued interest to officer/stockholder (A)	$68,933	$62,182
Notes payable and accrued interest to Execuserve officers (B)	154,000	147,700
Other secured debt and accrued interest (C)	204,000	183,750
Total long-term debt	426,933	393,632
Current maturities of long-term debt	354,036	300,175
Long-term debt less current maturities	$72,897	$93,457

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

The Brookstein New Note had a maturity date of January 1, 2011 and bears interest at the rate of 18% per annum (20%, in the case of a default under the Brookstein New Note), with interest payable monthly in arrears.  In March 2011, the maturity date of the Brookstein New Note was extended to July 1, 2011 and was further extended in August 2011 to January 1, 2012.  Interest incurred on the note totaled $2,250 and $6,750 for the three and nine months ended September 30, 2011 and 2010, respectively.  Accrued and unpaid interest totaled $18,000 and $11,250 at September 30, 2011 and December 31, 2010, respectively.   At both September 30, 2011 and December 31, 2010, $50,933 was outstanding on this note.

B.   Promissory Notes to Execuserve Officers

On February 9, 2010, concurrent with the acquisition of Execuserve, Execuserve issued promissory notes to two of its officers totaling $140,000 for amounts owed to them prior to the acquisition.  The notes bear interest at 6% per annum and are payable in monthly installments inclusive of interest of $2,707 subject to cumulative positive cash flow requirements of Execuserve as provided in the note agreements.  As Execuserve did not generate positive cash flow, no payments were made under the notes.  All accrued and unpaid interest and principal are due and payable on February 9, 2015. Interest incurred on the note totaled $2,100 and $6,300 for the three and nine months ended September 30, 2011, respectively.  Interest incurred on the note totaled $2,100 and $5,600 for the three and nine months ended September 30, 2010, respectively.  Accrued and unpaid interest totaled $14,000 at September 30, 2011 and $7,700 at December 31, 2010.   At September 30, 2011 and December 31, 2010, $140,000 was outstanding on these notes.

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

The Ponzio New Note had a maturity date of January 1, 2011 and bears interest at the rate of 18% per annum (20%, in the case of a default under the Ponzio New Note), with interest payable monthly in arrears.  In March 2011, the maturity date of the Ponzio New Note was extended to July 1, 2011 and was further extended in August 2011 to January 1, 2012.  Accrued and unpaid interest as of September 30, 2011 and December 31, 2010 totaled $54,000 and $33,750, respectively.  At both September 30, 2011 and December 31, 2010, $150,000 was outstanding on this note.

7.	Related Party Transactions:

A.  Garfinkel

The Company had a verbal management agreement with an entity wholly-owned by Dean Garfinkel (“Garfinkel”), the Company’s former president and chief executive officer.  Under the terms of this verbal agreement, the Company received customer service support, content updates and promotional and growth support for the Regulatory Guide line of business.  The Company was responsible for accounting, software upgrades, web changes, and hardware and internet costs.  In consideration, the Company was committed to pay 50% of the Company’s net revenues from this line of business and 75% of the Company’s net above the 2009 base year.  For the three and nine months ended September 30, 2010, the Company paid approximately $0 and $21,000, respectively.  This Management Agreement ended on June 30, 2010.

8.	Commitments:

A.  Employment Agreements

The Company has employment agreements with its two executive officers through November 30, 2011. One of the officers resigned in November 2010.  These officers deferred receiving the payments of their salaries in 2011 and 2010. The payment of accrued salaries owing to the officer who resigned in the amount of $380,000 is currently under negotiations.  Minimum annual aggregate amounts due under the remaining employment agreement are $220,000 in 2011.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

9.	Capital Transactions:

A.  Issuance of Deferred Salary Warrants –

Brookstein has been deferring all or a portion of his salary since January 1, 2009.

Effective January 1, 2011, Brookstein agreed to continue deferring his full salary.  The amount of such deferred salaries for the three and nine months ending September 30, 2011 totaled $60,000 and $180,000.  As compensation, the Company granted to Brookstein Deferred Salary Warrants to purchase 18.0 million shares (each a “2011 Deferred Salary Warrant Share”) of Company Common Stock at $0.001 per 2011 Deferred Salary Warrant Share at the rate of 100 Deferred Salary Warrants for each $1 of deferred salary for a term of five years.  The Company valued these issuances utilizing a Black-Scholes option pricing model with the following assumptions:  share price: $0.0006 - $0.0011; exercise price: $0.001; expected volatility: 27%; risk-free rate: 1.80% – 2.24%; term: 5 years.

Effective October 1, 2011, Brookstein agreed to continue deferring his full salary.  The amount of such deferred salaries for the three months ending December 31, 2011 will total $60,000.  As compensation, the Company granted to Brookstein Deferred Salary Warrants to purchase 6.0 million shares of Company Common Stock at $0.001 per Deferred Salary Warrant Share at the rate of 100 Deferred Salary Warrants for each $1 of deferred salary for a term of five years.

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

The Company deferred dividends totaling $37,500 and $112,500 for the three and nine months ended September 30, 2011, $45,000 due to Brookstein, and $67,500 due to Spirits.  To compensate Brookstein and Spirits for the failure to pay dividends when due, the Company agreed to grant five-year warrants (each, a “Dividend Accrual Warrant”) to purchase shares (each, a “Dividend Accrual Warrant Share”) of Company Common Stock to such holders at $0.001 per Dividend Accrual Warrant Share at a rate of 100 Dividend Accrual Warrants for every $1 of dividend accrued during the prior three and nine month periods.  The Company issued Dividend Accrual Warrants totaling 1.5 million and 4.5 million to Brookstein and 2.25 million and 6.75 million to Spirits for the three and nine months ended September 30, 2011, respectively.  The Company valued these issuances using the Black-Scholes option pricing model with the following assumptions: share price:  $0.0004 - $0.001; strike price: $0.001; expected volatility: 27%; risk free interest rate: 0.96% - 2.24%; term: 5 years.

For each of the three months ended September 30, 2011 and September 30, 2010, dividends totaled $37,500.  For each of the nine months ended September 30, 2011, dividends totaled $112,500.  Accrued dividends totaled $412,500 and $300,000 at September 30, 2011 and December 31, 2010, respectively, and are included in accounts payable and accrued expenses on the consolidated balance sheet.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

9.	Capital Transactions (Continued)

C.  Issuance of Deferred Interest Payment Warrants –

The Company continued to fail to pay interest on the promissory notes that were previously issued to Brookstein, Ponzio and Nascap (the “Note Holders”).  To compensate the Note Holders for the failure to pay interest on their promissory notes for the three and nine months ended September 30, 2011, the Company granted to such Note Holders warrants (each, a “Deferred Interest Payment Warrant”) to purchase shares of Common Stock at the rate of 100 Deferred Interest Payment Warrants for every $1 of interest not paid.  For the three and nine months ended September 30, 2011, 1,950,000 and 5,850,000 Deferred Interest Payment Warrants were issued and have terms substantially identical to the Deferred Salary Warrants and Dividend Accrual Warrants. The Company valued these issuances using the Black-Scholes option pricing model with the following assumptions: share price:  $0.0004 - $0.0011; strike price: $0.001; expected volatility: 27%; risk free interest rate: 0.96% - 2.24%; term: 5 years

The Company will not pay interest to the Note Holders in the fourth quarter of 2011.  To compensate them, the Company granted 2011 Deferred Interest Payment Warrants to purchase shares of Common Stock at the rate of 100 Deferred Interest Payment Warrants for every $1 of interest not paid.  The Company issued a total of 1,950,000 Deferred Interest Payment Warrants on October 1, 2011.

D.  Issuance of Series D Senior Convertible Voting Redeemable Preferred Stock (“Series D Preferred Stock”) and Issuance of Dividend Accrual Warrants –

During the nine months ended September 30, 2011, Mr. Brookstein purchased 50,000 shares of Series D Preferred Stock for capital contributions of $50,000.

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

For the three and nine months ended September 30, 2011, dividends totaled $1,500 and $2,786.  Accrued dividends totaled $2,786 at September 30, 2011 and are included in accounts payable and accrued expenses on the consolidated balance sheet.

The Company deferred dividends totaling $1,500 and $2,786 for the three and nine months ended September 30, 2011,   To compensate Brookstein for the failure to pay dividends when due, the Company agreed to grant five-year warrants (each, a “Dividend Accrual Warrant”) to purchase shares (each, a “Dividend Accrual Warrant Share”) of Company Common Stock to such holders at $0.001 per Dividend Accrual Warrant Share at a rate of 100 Dividend Accrual Warrants for every $1 of dividend accrued during the prior three month period.  The Company issued Dividend Accrual Warrants totaling 150,000 and 278,600 for the three and nine months ended September 30, 2011, respectively.  The Company valued these issuances using the Black-Scholes option pricing model with the following assumptions: share price:  $0.0004 - $0.0006; strike price: $0.001; expected volatility: 27%; risk free interest rate: 0.96 - 1.76%; term: 5 years.

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

 F .  Warrant Exchange Agreements –

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

As a result of the exchanges, the Company recognized a charge of $0 and $11,797 for the three and nine months ended September 30, 2011, respectively, which is classified as part of interest expense.

As the New Warrants contain “cashless exercise” provisions, the value of the New Warrants were recognized as liabilities and not as part of stockholders’ deficiency.  In addition, the Company is required to revalue the New Warrants at the end of each reporting period with the change in value reported on the statement of operations.  The Company valued these issuances using the Black-Scholes option pricing model with the following assumptions at May 12, 2011 and September 30, 2011: share price:  $0.0004 - $0.0006; strike price: $0.001; expected volatility: 27%; risk free interest rate: 0.96% - 1.76%; term: 5 years.  The Company recognized a gain on the value of the New Warrants of $6,417 and $11,788 for the three and nine months ended September 30, 2011, respectively.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

10.	Discontinued Operations:

As discussed above in Notes 1 and 4, the Company entered into and consummated the transactions contemplated by an Agreement and Consent to Surrender of Collateral with Agile.  As a result, the Company’s operating businesses are reflected as discontinued operations.  Revenues and net loss for the operating businesses for the three and nine months ended September 30, 2010 are as follows:

	For the three months ended September 30, 2010	For the nine months ended September 30, 2010
Total revenues	$298,233	$896,559
Cost of revenues, operating and interest expenses	426,334	1,613,840
Loss from operations	$(128,101)	$(717,281)

11.	Recent Accounting Pronouncements:

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

The Company’s critical accounting policies are described in Note 2 to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes to our critical accounting policies as of and for the three and nine months ended September 30, 2011.

Results of Operations for the Three and Nine Months Ended September 30, 2011 (“2011”) Compared to the Three and Nine Months Ended September 30, 2010 (“2010”)

Going Concern

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

The Company incurred a loss from continuing operations of $116,799 and $357,946 for the three months ending September 30, 2011 and 2010, respectively.  The Company incurred a loss from continuing operations for the nine months ending September 30, 2011 and 2010 of $432,147 and $1,001,785, respectively.

Selling and general and administrative expenses consist primarily of officer’s salary and professional fees for accounting and auditing services, legal fees and consulting services.  Selling and general and administrative expenses for the three months ended September 30, 2011 and 2010 amounted to $100,920 and $124,293, respectively.  For the nine months ending September 30, 2011 and 2010, selling and general and administrative expenses amounted to $353,341 and $309,541, respectively.  Operating expenses consist of the following for the three and nine months ended September 30, 2011 and 2010.

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Officer’s salary	$60,000	$60,000	$180,000	$180,000
Payroll taxes and insurance	6,320	21,431	25,983	29,431
Professional fees	20,350	23,158	93,936	60,158
Other	14,250	19,704	53,422	39,952

Total	$100,920	$124,293	$353,341	$309,541

For the three months ended September 30, 2011 and 2010, interest expense amounted to $22,296 and $233,653, respectively.  Interest expense for the nine months ended September 30, 2011 and 2010 amounted to $90,594, and $692,244 respectively.  This decrease is primarily related to the Surrender of Collateral on the Agile Debentures in December 2010.

The Company’s loan cost amortization and related financing expense, including amortization of loan discount, was $57,462 and $182,404 for the three and nine months ended September 30, 2010.  Deferred loan costs and loan discount amortized during 2010 were related to the debentures that were issued to Agile.

Discontinued Operations

The results of the discontinued operations for the three months ended September 30, 2010 are as follows:

Total revenues	$298,233
Cost of revenues, operating and interest expenses	426,334
Loss from operations	$(128,101)

The results of the discontinued operations for the nine months ended September 30, 2010 are as follows:

Total revenues	$896,559
Cost of revenues, operating and interest expenses	1,613,840
Loss from operations	$(717,281)

For the reasons set forth above, the Company’s 2011 net loss for the three month period decreased by $369,248 to $116,799 in 2011 from $486,047 in 2010 and for the nine months decreased by $1,286,919 to $432,147 in 2011 from $1,719,066 in 2010.

Dividends of $37,500 and $112,500 were accrued on the Series B Preferred Stock for the three and nine months ended September 30, 2010, respectively.  Dividends of $39,000 and $115,286 were accrued on the Series B Preferred Stock and Series D Preferred Stock for the three and nine months ended September 30, 2011, respectively.  The dividends are taken into account when computing loss per common share.  Accrued dividends total $415,286 at September 30, 2011.

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

 As a result of the exchanges, the Company recognized a charge of $0 and $11,797 for the three and nine months ended September 30, 2011, respectively, which is classified as part of interest expense.

As the New Warrants contain “cashless exercise” provisions, the value of the New Warrants were recognized as liabilities and not as part of stockholders’ deficiency.  In addition, the Company is required to revalue the New Warrants at the end of each reporting period with the change in value reported on the statement of operations.  The Company valued these issuances using the Black-Scholes option pricing model. The Company recognized a gain on the value of the New Warrants of $6,417 and $11,788 for the three and nine months ended September 30, 2011, respectively.

  Liquidity and Capital Resources

At September 30, 2011, we had a cash balance of $2,887 compared to $19,014 at December 31, 2010.

Cash used in operating activities of $45,861.  The decrease in cash was primarily attributable to funding the loss for the period.

Net cash provided by financing activities was $29,734.  The Company received $50,000 from the issuance of its newly created Series D Preferred Stock and repaid $20,266 of short term and demand loans.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, there were no off-balance sheet arrangements.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, including the CEO/CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2011.

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

10.13
Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Dean Garfinkel, evidencing the exchange of 26,900,000 common stock purchase warrants. [Incorporated by reference to Exhibit 10.13 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].

10.14
Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Barry M. Brookstein, evidencing the exchange of 55,340,000 common stock purchase warrants. [Incorporated by reference to Exhibit 10.14 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].

10.15
Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Spirits Management, Inc., evidencing the exchange of 14,850,000 common stock purchase warrants. [Incorporated by reference to Exhibit 10.15 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].

10.16
Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Henry A. Ponzio, evidencing the exchange of 10,320,000 common stock purchase warrants. [Incorporated by reference to Exhibit 10.16 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].

10.17
Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Nascap Corp., evidencing the exchange of 20,720,000 common stock purchase warrants. [Incorporated by reference to Exhibit 10.17 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].

10.18
Warrant Certificate of Compliance Systems Corp., dated June 30, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.18 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].

10.19
Warrant Certificate of Compliance Systems Corp., dated June 30, 2011, evidencing 128,600 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.19 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].

10.20
Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.20 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].

10.21
Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.21 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].

10.22
Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.22 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].

10.23
Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. [Incorporated by reference to Exhibit 10.23 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].

10.24	Warrant Certificate of Compliance Systems Corp., dated September 30, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.25	Warrant Certificate of Compliance Systems Corp., dated September 30, 2011, evidencing 150,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.26	Warrant Certificate of Compliance Systems Corp., dated September 30, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc.
10.27	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.28	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.29	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio.
10.30	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Barry M. Brookstein.
32.1	Section 1350 Certification of Barry M. Brookstein.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels

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

Date: November 21, 2011	Compliance Systems Corporation.

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Barry M. Brookstein	Chief Executive Officer, President, Chief Financial Officer	November 21, 2011
Barry M. Brookstein	and Director
(Principal Executive Officer, Principal Financial Officer And Principal Accounting Officer)