Form 10-K
period 2011-12-31
COMPLIANCE SYSTEMS CORP
filed 2012-04-16
CIK 1206133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-134092

Compliance Systems Corporation

(Name of registrant as specified in its charter)

Nevada	20-4292198
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

780 New York Avenue, Suite A, Huntington, New York	11743
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (516) 656-4197

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

☒   Yes      ☐ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the closing sale price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $138,181 assuming that all stockholders, other than executive officers, directors and 5% stockholders of the registrant, are non-affiliates.

As of April 9, 2012, 281,783,997 shares of the common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Introductory Comment - Use of Terminology

Throughout this Annual Report on Form 10-K, the terms the “Company,” “we,” “us” and “our” refers to Compliance Systems Corporation and, unless the context indicates otherwise, our subsidiaries, Call Compliance, Inc. (“Call Compliance”), Jasmin Communications Inc., Call Center Tools Inc., Call Compliance.com Inc,Telephone Blocking Services Corporation and Execuserve Corp, on a consolidated basis.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performances, or achievements expressed or implied by such forward-looking statements. Readers are cautioned to review carefully all discussions containing forward-looking statements due to the risks and uncertainties which can materially affect the Company's business, operations, financial condition and future prospects. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “seek,” “intend,” “expect,” “anticipate,” “assume,” "hope," “plan,” “believe,” “estimate,” “predict,” “approximate,” “potential,” “continue” or the negative of such terms.  Statements including these words and variations of such words, and other similar expressions, are forward-looking statements.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable based upon its knowledge of its business and industry, the Company cannot predict or guarantee its future results, levels of activity, performances or achievements, or that such expectations will otherwise be realized.  Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.

Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company as of the date of this Form 10-K, and are subject to various risks and uncertainties. Such risks and uncertainties include without limitation:

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

● the Company’s ability to attract and retain qualified senior management personnel; and

● other risks and uncertainties set forth in this Form 10-K, the Company’s Form 10-Q’s for each of the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011, and, from time to time, in the Company’s other filings with the Securities and Exchange Commission.

Readers of this Annual Report on Form 10-K should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those provided in forward-looking statements.  Readers should not place any undue reliance on forward-looking statements contained in this Form 10-K.  The Company disclaims any intent or obligation to update or revise any forward-looking statements, whether in response to new information, unforeseen events or changed circumstances, except as required to comply with the disclosure requirements of the federal securities laws.

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

On February 5, 2010, the registrant, Compliance Systems Corporation (the “Company”), entered into an Agreement and Plan of Merger, dated as of February 5, 2010 (the “Merger Agreement”), with Execuserve Corp., a Virginia corporation (“Execuserve”) and CSC/Execuserve Acquisition Corp., a Virginia corporation and wholly-owned subsidiary of the Company. The Merger between Execuserve and CSC/Execuserve Acquisition Corp. became effective on February 9, 2010 with Execuserve being the surviving corporation becoming a wholly-owned subsidiary of the Company .

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

In March 2012, we entered into a letter of indication and interest which contemplated our acquisition of an entity for our stock.  As contemplated, we would acquire such entity and issue to the owners of such entity such number of shares of our common stock that would result in such owners holding, immediately following consummation of the acquisition, 95% of our common stock on a fully-diluted basis.  The letter of indication and interest further contemplates that $500,000 of our secured debt will be converted into shares of our common stock and our remaining debt at the time of consummation of the acquisition will not exceed $350,000 which will be paid ratably over the eighteen months following the acquisition.  In connection with the entering into the letter of indication and interest, persons affiliated with the entity paid an aggregate of $50,000 to certain of our vendors and professional service providers.  Such payments were made on our behalf, being used to pay for professional services to be rendered in connection with our audit for our year ended December 31, 2011 and the acquisition transaction, as well as outstanding amounts owed to certain vendors and such professionals.  If the acquisition is not consummated, such $50,000 in aggregate payments shall be deemed a loan bearing interest at 8% per annum and due on July 31, 2012.  We have only begun to conduct our due diligence on the proposed transaction and no assurance can be given that the proposed acquisition will be completed, nor can any assurance be given that the acquisition will result in any increase in shareholder values in our Company.

Employees

As of April 9, 2012, we have one employee.

Item 1A.	Risk Factors.

Disclosure under Item 1A is not required of smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

Disclosure under Item 1B is not required of smaller reporting companies.

Item 2.	Properties.

The Company’s executive officers relocated to 780 New York Avenue, Suite A, Huntington 11743.  The office is used for administration and finance for all Company activities.

Item 3.	Legal Proceedings.

We may become a party to various legal proceedings arising in the ordinary course of our business, but we are not currently a party to any legal proceeding that we believe would have a material adverse effect on our financial position or results of operations.

Item 4.	Mine Safety Disclosures.

 Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	High	Low
Quarter Ended	Bid Price	Bid Price
March 31, 2010	$0.0020	$0.0008
June 30, 2010	0.0015	0.0006
September 30, 2010	0.0007	0.0003
December 31, 2010	0.0037	0.0011

March 31, 2011	$0.0020	$0.0008
June 30, 2011	0.0014	0.0006
September 30, 2011	0.0006	0.0003
December 31, 2011	0.0004	0.0003

Holders

As of April 9, 2012, we had 76 stockholders of record, and an unknown number of additional holders whose stock is held in “street name.”

Sales of Securities

There were no securities sold by us during the three months ended December 31, 2011 without registration under the Securities Act.

Dividends

No dividends have been declared or paid on our common stock, and we do not anticipate that any dividends will be declared or paid in the foreseeable future.  Dividends on our common stock are subordinated to dividend and liquidation rights of the holders of the Series B Senior Convertible Voting Non-Redeemable Preferred Stock (“Series B Preferred Stock”) and Series D Senior Convertible Voting Redeemable Preferred Stock (“Series D Preferred Stock”).

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information as of December 31, 2011 with respect to each equity compensation plan and individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	0	N/A	N/A

Equity compensation plans not approved by security holders	10,000,000	$0.026	0

Total	10,000,000	$0.026	0

On January 4, 2008, our board of directors granted options to purchase an aggregate 40 million shares of our common stock to three officers, including Barry M. Brookstein, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (“Brookstein”) (10 million underlying shares), Dean Garkinkel, the Company’s former Chairman of the Board and Chief Executive officer (“Garfinkel”) (20 million underlying shares) and Stefan Dunigan, CCI’s former Chief Executive Officer and President (“Dunigan”) (10 million underlying shares).

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

The options issued to Garfinkel and Dunigan expired one year after the termination of their employment with the Company.

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

Results of Operations for Year Ended December 31, 2011 (“2011”) Compared to the Year Ended December 31, 2010 (“2010”)

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company’s continued losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.

The Company’s primary need for cash during the next twelve months is to fund payments of operating costs. Historically, the Company has relied upon private debt and equity financing to fund its operations and expects to continue to do so.  Our auditors included a “going concern” qualification in their auditors’ report for the year ended December 31, 2011. Such “going concern” qualification may make it more difficult for us to raise funds when needed. The current economic environment is impacting the Company’s ability to obtain any needed financing.  No assurance can be given that financing will be available when needed or, if available, such financing will be on terms beneficial to the Company.

Continuing Operations

As a result of the Surrender of Collateral, the Company’s operating businesses were classified as discontinued operations.  Operating expenses represent those incurred primarily to enable the Company to satisfy the requirements of a reporting company.

The Company incurred a loss from continuing operations of $543,588 in 2011 and $1,221,036 in 2010.

Selling and general and administrative expenses consist primarily of officer’s salary and professional fees for accounting and auditing services, legal fees and consulting services.  Selling and general and administrative expenses amounted to $447,320 in 2011 and $348,588 in 2010.  Operating expenses consist of the following for the years ended December 31, 2011 and 2010.

	2011	2010

Officer’s salary	$240,000	$240,000
Payroll taxes and insurance	32,303	15,963
Professional fees	112,861	60,500
Other	62,156	32,125

Total	$447,320	$348,588

Interest expense decreased by $542,523 to $109,213 for 2011 from $651,736 for 2010.   This decrease is primarily related to the Surrender of Collateral on the Agile Debentures in December 2010.

The Company’s loan cost amortization and related financing expense, including amortization of loan discount, was $0 for 2011 compared to $220,712 for 2010.  Deferred loan costs and loan discount amortized during 2010 were related to the debentures that were issued to Agile.

Discontinued Operations

The results of the discontinued operations for the year ended December 31, 2010 are as follows:

Total revenues	$1,108,356
Cost of revenues, operating and interest expenses	1,985,415
Loss from operations	$(877,059)

In addition, as a result of the Surrender of Collateral, the Company recognized a gain of $1,413,255 in the year ended December 31, 2010. In 2011, the Company wrote-off the loans and accrued interest due to the former stockholders of Execuserve in the amount of $153,003. Such write-off was recognized as a gain on the Surrender of Collateral for the year ended December 31, 2011.

For the reasons set forth above, the Company’s 2011 net loss decreased by $294,255 to $390,585 in 2011 from $684,840 in 2010.

Dividends of $150,000 were accrued on the Series B Preferred Stock for both 2011 and 2010. Dividends of $4,286 were accrued on the Series D Preferred Stock in 2011. Series D Preferred Stock was issued in March 2011 and April 2011. The dividends are taken into account when computing loss per common share.  The Company has failed to pay dividends on the outstanding shares of its Series B Preferred Stock and Series D Preferred Stock in 2011 and 2010.  Dividends on the Preferred Stock may only be paid out of funds legally available for such purpose.  Under Nevada law, generally, a corporation’s distribution to stockholders may only be made if, after giving effect to such distribution, (i) the corporation would be able to pay its debts as they become due in the usual course of action and (ii) the corporation’s total assets equal or exceed the sum of the corporation’s liabilities plus the amount that would be needed, if the corporation was to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to those receiving the distribution.  Accrued dividends total $454,286 at December 31, 2011.

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

 As a result of the exchanges, the Company recognized a charge of $11,797 for the year ended December 31, 2011, which is classified as part of interest expense.

As the New Warrants contain “cashless exercise” provisions, the value of the New Warrants were recognized as liabilities and not as part of stockholders’ deficiency.  In addition, the Company is required to revalue the New Warrants at the end of each reporting period with the change in value reported on the statement of operations.  The Company valued these issuances using the Black-Scholes option pricing model. The Company recognized a gain on the value of the New Warrants of $12,945 for the year ended December 31, 2011.

Liquidity and Capital Resources

At December 31, 2011, we had a cash balance of $529 compared to $19,014 at December 31, 2010.

Cash used in operating activities of $59,993 for the year ended December 31, 2011.  The decrease in cash was primarily attributable to funding the loss for the year.

Net cash provided by financing activities was $41,508 for the year ended December 31, 2011.  The Company received $50,000 from the issuance of its newly created Series D Preferred Stock, proceeds from loans from Brookstein of $11,775 and repaid $20,267 of short term and demand loans.

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

Recent financing transactions other than with Agile include the following:

The Company’s loan from Nascap Corp. (“Nascap”) was modified in March 2009, increasing funding up to $750,000 at the lender’s discretion.  The original loan amount was $150,000.  The greatest amount of principal outstanding under the loan facility was $350,000, which is the balance owed at December 31, 2011.

Agreements with two additional lenders were modified on June 24, 2009. Brookstein had loaned the Company an aggregate of $50,000 during the 2009 first fiscal quarter, and a second lender loaned the Company $150,000 in April 2006. Both notes continue to bear interest at 18% per annum, payable monthly in arrears.  The extended maturity dates on the modified notes were January 1, 2012. Both notes are now due on demand as the Company did not repay the notes.

In the fourth quarter of 2011, Brookstein loaned the Company $11,775 for working capital purposes. The loans are non-interest bearing and are due on demand.

In addition, due to cash flow difficulties, the Company has issued warrants to various officers and other companies and individuals as follows:

Issuance of Deferred Salary Warrants

Brookstein (and Garfinkel before his resignation from the Company) have been deferring all or a portion of their salaries since January 1, 2009. The amount of deferred salaries totaled $1,010,000 as of December 31, 2011, consisting of $630,000 due Brookstein and $380,000 due Garfinkel. Warrants have been issued on a quarterly basis. See Note 11F of the Consolidated Financial Statements.

Issuance of Deferred Dividend Warrants

The Company has failed to pay dividends on the outstanding shares of its Series B Preferred Stock and Series D Preferred Stock in 2011 and 2010. Warrants have been issued to both Brookstein and Spirits Management Inc. (“Spirits”) on a quarterly basis. See Note 11G of the Consolidated Financial Statements.

Issuance of Deferred Interest Payment Warrants

Commencing in the fourth quarter of 2009, the Company failed to pay interest on the promissory notes that were previously issued to Brookstein, Henry Ponzio and Nascap (the “Note Holders”). To compensate the Note Holders for the failure to pay interest on their promissory notes, the Company granted to such Note Holders warrants on a quarterly basis. See Note 11H of the Consolidated Financial Statements.

Off -Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under Item 7A is not required of smaller reporting companies

Item 8.	Financial Statements and Supplementary Data.

We set forth below a list of our audited financial statements included in this Annual Report on Form 10-K and their location.

* Page F-1 follows page 31 to this Annual Report on Form 10-K.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

This annual report does not include an attestation report of Holtz Rubenstein Reminick LLP (“Holtz Rubenstein”), our registered public accounting firm, regarding internal control over financial reporting. Management's Report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management's Report in this annual report.

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

As of April 12, 2011, our directors and executive officers, their age, principal positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of their terms are as follows:

Name	Age	Principal Positions	Periods Served
Barry Brookstein	70	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	February 2006 to Present

Brookstein is a director and chief financial officer of Organic Alliance, Inc. He has not been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending our directors and officers from engaging in any business, securities or banking activities, and has not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

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

The following table sets forth, with respect to our fiscal years ended December 31, 2011 and 2010, all compensation earned by or paid to all persons who served as our chief executive officer at any time during our fiscal year ended December 31, 2011 and such other executive officers and other employees of our company who were employed by our company as of the close of business on December 31, 2011 and whose total annual salary and bonus earned during our fiscal years ended December 31, 2011 and 2010 exceeded $100,000.

SUMMARY COMPENSATION TABLE

			Option		All Other
Name and Principal Position	Year	Salary	Awards		Compensation		Total
Barry Brookstein, Chairman of	2011	$240,000	$4,948	(1)	$-		$244,948
the Board, Chief Executive Officer, Chief	2010	$240,000	$25,191	(1)	$13,813	(2)	$279,004
Financial Officer, Secretary and Treasurer

Dean Garfinkel, Former Chairman of	2011	$-	$-		$-		$-
the Board and Chief Executive Officer (3)	2010	$220,000	$25,191	(4)	$21,885	(5)	$267,076

Stefan Dunigan,	2011	$-	$-		$-		$-
CEO and President of Call Compliance (6)	2010	$110,000	$-		$7,680	(7)	$117,680

(1)	Represents the aggregate fair value in accordance with FASB ASC 718 with respect to warrants issued for salary deferrals, dividend deferrals and interest deferrals during 2011 and 2010. Amounts also include the value of warrants issued to Spirits, a company wholly-owned by Brookstein. Reference the footnotes to the financial statements which discloses the assumptions made in valuing these options and warrants.

(2)	Mr. Brookstein received a $11,000 car lease allowance and $2,813 for insurance, repairs and gas in 2010.

(3)	Mr. Garfinkel resigned from the Company effective November 23, 2010.

(4)	Represents the grants for salary deferral during 2010 for a total of 20,750,000 five-year stock purchase warrants at an exercise price of $0.01 per share. Represents the grants for salary deferral during 2009 for a total of 7,400,000 five-year stock purchase warrants at an exercise price of $0.05 per share. Reference the footnotes to the financial which discloses the assumptions made in valuing these options and warrants.
(5)	Mr. Garfinkel received a $13,046 car lease allowance and $8,839 for insurance, repairs and gas in 2010.

(6)	Mr. Dunigan was promoted to CEO and President of Call Compliance Inc. effective February 2010. He left the Company in connection with the Surrender of Collateral transaction with Agile on December 1, 2010.

(7)	Mr. Dunigan received $7,680 for an automobile lease and gas in 2010.

Employment Agreements with Executive Officers

CCI had a five-year employment agreement with Brookstein which expired on November 30, 2011 and is now on a month-to-month basis.   Under the terms of his employment agreement, Mr. Brookstein receives a base salary of $240,000 per year.  He is also entitled to an annual bonus from the bonus pool, the amount to be determined in the sole discretion of the Board, and an allowance for an automobile of up to $1,000 per month plus reimbursement for maintenance, insurance and gasoline also to be determined in the sole discretion of the Board.  His employment agreement provides for health insurance and other standard benefits and contains certain non-competition prohibitions which require that each officer not engage in any business activities which directly compete with our business while he is employed by us or is one of our principal stockholders.

CCI also had a five-year employment agreement with Dean Garfinkel, our former Chairman of the Board, Chief Executive Officer and President.  Mr. Garfinkel received a base salary of $240,000 and had benefits as Mr. Brookstein.  Mr. Garfinkel resigned from the Company on November 23, 2010.

 As described above, Messrs. Brookstein’s and Garfinkel’s respective employment agreements provide for an annual bonus from a bonus pool, with the amount of each bonus to be determined in the sole discretion of the Board.  The bonus pool shall be equal to a percentage of our pre-tax profits, if any, after the service of any debt on a calendar year basis, starting with 25% of the first $10 million in pretax earnings, and 10% of any pretax earnings in excess of $10 million.  For the fiscal years ended December 31, 2011 and 2010, no bonuses were awarded.  At present, Mr. Brookstein’s employment agreement is guaranteed by the Company as the parent company of CCI.

 Both Mssrs. Brookstein and Garfinkel deferred some or all of their respective salaries in 2009 through 2011.  In 2009, Mr. Brookstein deferred $150,000 of his salary and Mr. Garfinkel deferred $185,000.  In 2010 and 2011, Mr. Brookstein deferred his total base annual salary of $240,000 per year and Mr. Garfinkel deferred $195,000 in 2010 prior to his resignation.  At December 31, 2011, salaries owed to Mr. Brookstein total $630,000 and $380,000 to Mr. Garfinkel.  The Company is in negotiations with Mr. Garfinkel for the payment of his deferred salary.  Mr. Brookstein has continued to defer his base annual salary in 2012.

 Mr. Dunigan did not have an employment agreement with the Company.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth in the “General” subsection above, as of December 31, 2011:

•	with respect to each option award -

•	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;

•	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;

•	the exercise price of such option; and

•	the expiration date of such option; and

•	with respect to each stock award -

•	the number of shares of our common stock that have been earned but have not vested;

•	the market value of the shares of our common stock that have been earned but have not vested;

•	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and

•	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

Option Awards and Warrant Awards

	Number of		Number of	Equity Incentive
	Securities		Securities	Plan Awards:
	Underlying		Underlying	Number of	Weighted
	Unexercised		Unexercised	Securities Underlying	Average
	Options		Options	Unexercised	Exercise	Expiration
Name	Exercisable		Unexercisable	Unearned Options	Price	Date
Barry Brookstein	10,000,000		0	0	$0.026	1/4/13
	94,318,600	*	0	0	$0.001	Various in 2016

* Includes 21,600,000 warrants issued to Spirits, a company wholly-owned by Brookstein.

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

We currently have outstanding five classes of voting securities: our common stock, Series A Senior Convertible Voting Non-Redeemable Preferred Stock (“Series A Preferred Stock”), Series B Preferred Stock, Series C Senior Subordinated Convertible Voting Redeemable Preferred Stock (“Series C Preferred Stock”) and Series D Preferred Stock) (collectively, the “Preferred Stock”).  The Company has irrevocably waived its right to redeem the Series C Preferred Stock.  Each share of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock currently entitles its holder to cast 100 votes on each matter voted upon by our stockholders. Each share of Series D Preferred Stock entitles its holder to cast 1,000 votes on each matter voted upon by our stockholders.

The following tables set forth information with respect to the beneficial ownership of shares of each class of our voting securities as of April 9, 2012 by:

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

Except as otherwise indicated in the notes to the following table,

•	we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and

•	the address for each beneficial owner listed in the table is c/o Compliance Systems Corporation, 780 New York Avenue, Suite A, Huntington NY 11743

Series A Senior Convertible Voting Non-Redeemable Preferred Stock

	Amount and Nature of	Percentage
Name and Address of Stockholder	Beneficial Ownership	of Class
Barry Brookstein (1)	200,000	8.7%

All executive officers and directors as a group (one person)	200,000	8.7%

(1)	Mr. Brookstein is our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.

Series B Senior Subordinated Convertible Voting Redeemable Preferred Stock

	Amount and Nature of		Percentage
Name and Address of Stockholder	Beneficial Ownership		of Class
Barry Brookstein (1)	1,250,000	(2)	100.0%

All executive officers and directors as a group (one person)	1,250,000	(2)	100.0%

(1)	Mr. Brookstein is our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.

(2)	Includes 750,000 shares of Series B Preferred Stock owned by Spirits in which Mr. Brookstein serves as an executive officer and director and is the sole stockholder.

Series C Senior Subordinated Convertible Voting Redeemable Preferred Stock

	Amount and Nature
	of
	Beneficial		Percentage
Name and Address of Stockholder	Ownership		of Class
Barry Brookstein (1)	862,357	(2)	47.2%
Dean Garfinkel (3)	473,896	(4)	25.9%
All executive officers and directors as a group (one person)	862,357	(2)	47.2%
All executive officers and directors and 5% stockholders as a group	1,336,253	(2)(4)	73.1%

(1)	Mr. Brookstein is our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.

(2)	Includes (a) 450,601 shares of Series C Preferred Stock owned by a company in which Mr. Brookstein serves as an executive officer and director and and is the sole stockholder and (b) 4,764 shares of Series C Preferred Stock owned by Mr. Brookstein’s minor children for which Mr. Brookstein has custodial control.

(3)	Mr. Garfinkel is our former Chairman of the Board, Chief Executive Officer and President.

(4)	Includes 7,146 shares of Series C Preferred Stock owned by Mr. Garfinkel’s minor children for which Mr. Garfinkel has custodial control.

Series D Senior Convertible Voting Redeemable Preferred Stock

	Amount and Nature of		Percentage
Name and Address of Stockholder	Beneficial Ownership		of Class
Barry Brookstein (1)	50,000	(1)	100.0%

All executive officers and directors as a group (one person)	50,000	(1)	100.0%

(1)	Mr. Brookstein is our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.

Common Stock

	Amount and Nature of		Percentage
Name and Address of Stockholder	Beneficial Ownership		of Class
Barry Brookstein (1)	423,900,131	(2)(8)	60.9%
Dean Garfinkel (3)	82,839,726	(4)(8)	23.1
Stefan Dunigan (5)	8,319,514	(6)	2.9
Summit Trading LLC (7)	38,666,667		13.6

All executive officers and directors as a group (one person)	423,900,131	(2)	60.9
All executive officers and directors and 5% stockholders as a group	553,726,038	(2)(4)	71.8

(1)	Mr. Brookstein is our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.

(2)	Includes (a) 63,512 shares of our common stock owned by Mr. Brookstein’s minor children for which Mr. Brookstein has custodial control, (b) 10,000,000 shares of our common stock issuable upon exercise of an option granted to Mr. Brookstein in January 2008, (c) 96,818,600 shares of our common stock issuable upon the exercise of warrants granted to Mr. Brookstein at various times, (d) 23,850,000 shares of our common stock issuable upon the exercise of warrants granted to Spirits, a company wholly-owned by Brookstein, at various times, (e) 20,000,000 shares of our common stock issuable upon conversion of the 200,000 shares of Series A Preferred Stock, (f) 50,000,000 shares of our common stock issuable upon conversion of the 500,000 shares of Series B Preferred Stock, (g) 75,000,000 shares of our common stock issuable upon conversion of the 750,000 shares of Series B Preferred Stock by Spirits, (h) 40,699,200 shares of our common stock issuable upon conversion of the 406,992 shares of Series C Preferred Stock, (i) 45,060,100 shares of our common stock issuable upon conversion of the 450,601 shares of Series C Preferred Stock by Spirits, (j) 50,000,000 shares of our common stock issuable upon conversion of the 50,000 shares of Series D Preferred Stock and (g) 476,400 shares of our common stock issuable upon conversion of the 4,764 shares of Series C Preferred Stock owned by Mr. Brookstein’s minor children for which Mr. Brookstein has custodial control.

(3)	Mr. Garfinkel is our former Chairman of the Board, Chief Executive Officer and President.

(4)	Includes (a) 95,267 shares of our common stock owned by Mr. Garfinkel’s minor children for which Mr. Garfinkel has custodial control, (b) 26,900,000 shares of our common stock issuable upon the exercises of warrants granted to Mr. Garfinkel at various times, (c) 46,675,000 shares of our common stock issuable upon conversion of the 466,750 shares of Series C Preferred Stock beneficially owned by Mr. Garfinkel and (d) 714,600 shares of our common stock issuable upon conversion of the 7,146 shares of Series C Preferred Stock owned by Mr. Garfinkel’s minor children for which Mr. Garfinkel has custodial control.

(5)	Mr. Dunigan was the CEO and President of CCI. He left the Company as part of the Surrender of Collateral transaction with Agile.

(6)	Includes 7,500,000 shares of common stock issuable upon conversion of 75,000 shares of Series A Preferred Stock.

(7)	The mailing address for Summit Trading Limited is 120 Flagler Avenue, New Smyrna Beach, Florida 32169.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On March 3, 2009, Brookstein loaned the Company $50,000, due on demand, with interest at 18%.  On June 24, 2009, this note was exchanged for a secured note with a extended maturity date of January 1, 2012.  The note bears interest at 18%.  As of December 31, 2011, accrued and unpaid interest totaled $20,250.

In 2011, Brookstein loaned the Company $11,775. The loans do not bear interest and are due on demand.

Brookstein and Garfinkel have been deferring all or a portion of their salaries since January 1, 2009.   In 2011, Brookstein deferred his total salary of $240,000.  As compensation, the Company granted to Brookstein Deferred Salary Warrants to purchase shares of Common Stock at the rate of 100 Deferred Salary Warrants for each $1 of deferred salary.  In 2011, Brookstein received 24,000,000 Deferred Salary Warrants.

The Company has failed to pay dividends on the outstanding shares of its Series B Preferred Stock and Series D Preferred Stock.  All of the outstanding shares of Series B Preferred Stock and are held by Brookstein and Spirits and all of the outstanding shares of Series D Preferred Stock are held by Brookstien. Although the Company has been and currently is unable to pay the dividends when due, the dividends have been and are continuing to be accrued until such time as the monthly dividends can lawfully be paid under Nevada law.  The Company deferred dividends totaling $154,286 for the year ended December 31, 2011: $64,286 due to Brookstein, and $90,000 due to Spirits.  As compensation, the Company granted to each of them Dividend Accrual Warrants to purchase shares of Common Stock at the rate of 100 Deferred Salary Warrants for each $1 of dividends accrued.  In 2011, Brookstein received 6,486,600 Dividend Accrual Warrants and Spirits received 9,000,000 Dividend Accrual Warrants.

Commencing in the fourth quarter of 2009, the Company failed to pay interest on the promissory notes that were previously issued to the Note Holders which includes Brookstein.  To compensate Brookstein for the failure to pay interest on his promissory note, the Company granted to Brookstein warrants to purchase shares of common Stock at the rate of 100 Deferred Interest Payment Warrants for every $1 of interest not paid.  Brookstein received 900,000 Deferred Interest Payment Warrants in 2011 for unpaid accrued interest totaling $9,000.

Item 14.	Principal Accounting Fees and Services.

Holtz Rubenstein has served as our independent certified public accountants since October 2007.

Principal Accountant Fees and Services

The following table sets forth the fees billed by our independent certified public accountants for the years ended December 31, 2011 and 2010 for the categories of services indicated.

	Year Ended December 31,
Category	2011	2010
Audit fees (1)	$14,500	$50,600
Audit-related fees (2)	0	0
Tax fees (3)	0	0

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table.

(3)	Consists of professional services rendered for tax compliance, tax advice and tax planning. The nature of these tax services is tax preparation.

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

Our board reviewed the audited financial statements of our company for the year ended December 31, 2011 and met with both other members of management and the independent auditors, separately and together, to discuss such financial statements.  Management and the auditors have represented to us that the financial statements were prepared in accordance with generally accepted accounting principles in the United States.  Our board also received written disclosures and a letter from our auditors regarding their independence from us, as required by PCAOB Rule 3526 and discussed with the auditors their independence with respect to all services that our auditors rendered to us.  Our board also discussed with the auditors any matters required to be discussed by AU 380, “Communications with Audit Committees.”  Based upon these reviews and discussions, our board authorized and directed that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our board reviewed the audited financial statements of our company for the year ended December 31, 2011 and met with both other members of management and the independent auditors, separately and together, to discuss such financial statements.  Management and the auditors have represented to us that the financial statements were prepared in accordance with generally accepted accounting principles in the United States.  Our board also received written disclosures and a letter from our auditors regarding their independence from us, as required by PCAOB Rule 3526, and discussed with the auditors their independence with respect to all services that our auditors rendered to us.  Our board also discussed with the auditors any matters required to be discussed by AU 380, “Communications with Audit Committees.”  Based upon these reviews and discussions, our board authorized and directed that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2011.

PART IV

Item 15.	Exhibits, Financial Statements

Financial Statements

The financial statements and schedules included in this Annual Report on Form 10-K are listed in Item 8 and commence following page 33.

Exhibits

The following exhibits are being filed as part of this Annual Report on Form 10-K.

Exhibit
Number	Exhibit Description
3.1	Composite of Articles of Incorporation of Compliance Systems Corporation, as amended to date.
3.2	Bylaws of Compliance Systems Corporation (f/k/a GSA publications, Inc.), as amended to date. [Incorporated by reference to Exhibit 3.2(iii) to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]
10.1	United States Patent, dated December 11, 2001. [Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]
10.2	Addendum to Promissory Note, dated July 25, 2005, between Call Compliance, Inc. and Barry Brookstein. [Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]
10.3	Addendum to Promissory Agreement, dated July 25, 2005, between Compliance Systems Corporation and Barry Brookstein. [Incorporated by reference to Exhibit 10.27 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]
10.4	Addendum to Promissory Agreement, dated July 26, 2005, between Compliance Systems Corporation and Spirits Management, Inc. [Incorporated by reference to Exhibit 10.28 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]
10.5	Non-Negotiable Promissory Note, dated July 1, 2005, between Compliance Systems Corporation and Dean Garfinkel. [Incorporated by reference to Exhibit 10.30 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]
10.6	Employment Agreement dated September 30, 2005 between Call Compliance, Inc. and Barry Brookstein. [Incorporated by reference to Exhibit 10.35 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]
10.7	First Amendment to Employment Agreement dated December 1, 2001, dated September 30, 2005, between Call Compliance, Inc. and Barry Brookstein. [Incorporated by reference to Exhibit 10.35 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]
10.8	Employment Agreement dated September 30, 2005 between Call Compliance, Inc. and Dean Garfinkel. [Incorporated by reference to Exhibit 10.36 to Amendment Number 1 to our Registration Statement on Form SB-2/A, filed with the SEC on August 11, 2006.]
10.9	First Amendment to Employment Agreement dated December 1, 2001, dated September 30, 2005, between Call Compliance, Inc. and Dean Garfinkel. [Incorporated by reference to Exhibit 10.36 to Amendment Number 1 to our Registration Statement on Form SB-2/A, filed with the SEC on August 11, 2006.]
10.10	Promissory Note, dated October 28, 2005, between Compliance Systems Corporation and Henry A. Ponzio. [Incorporated by reference to Exhibit 10.34 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]
10.11	$150,000 Promissory Note, dated September 30, 2006, issued by Call Compliance.com, Inc. to Nascap Corp. [Incorporated by reference to Exhibit 10.61 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.]
10.12	Security Agreement, dated March 8, 2006 by and between Call Compliance, Inc. and Nascap Corp. [Incorporated by reference to Exhibit 10.62 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.]

10.13	Guaranty Agreement, dated September 30, 2006, by Compliance Systems Corporation in favor of Nascap Corp. [Incorporated by reference to Exhibit 10.63 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.]
10.14	Consent, dated September 30, 2006, of Montgomery Equity Partners, Ltd. to the issuance by Call Compliance, Inc. of a $150,000 Promissory Note to Nascap Corp. [Incorporated by reference to Exhibit 10.64 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.]
10.15	Securities Purchase Agreement, dated March 16, 2007, between Compliance Systems Corporation and Cornell Capital Partners, LP. [Incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.]
10.16	Investor Registration Rights Agreement, dated March 16, 2007, between Compliance Systems Corporation and Cornell Capital Partners, LP. [Incorporated by reference to Exhibit 10.25 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.]
10.17	Secured Convertible Debenture, dated March 16, 2007, issued to Cornell Capital Partners, LP. [Incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.]
10.18	Pledge and Escrow Agreement, dated March 16, 2007, among Compliance Systems Corporation, Cornell Capital Partners, LP and David Gonzalez, Esq. [Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.]
10.19	Irrevocable Transfer Agent Instructions, dated March 16, 2007, among Compliance systems Corporation, Cornell Capital Partners, LP and Continental Stock Transfer & Trust Company. [Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.]
10.20	Amended and Restated Irrevocable Transfer Agent Instructions, dated March 16, 2007, among Compliance Systems Corporation, Cornell Capital Partners, LP and Continental Stock Transfer & Trust Company. [Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.]
10.21	Form of Debentures sold in September 2007. [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the SEC on November 14, 2007.]
10.22	Letter of Compliance Systems Corporation, dated August 7, 2007, addressed to Cornell Capital Partners, LP. [Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the SEC on November 14, 2007.]
10.23	Form of Option Agreement, dated as of January 4, 2008, with respect to options granted by Compliance Systems Corporation to Dean Garfinkel (20,000,000 shares) and Barry M. Brookstein (10,000,000 shares). [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: January 4, 2008), filed with the SEC on February 15, 2008.]

10.24	Securities Purchase Agreement dated as of May 6, 2008, between Compliance Systems Corporation and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]
10.25	Secured Convertible Debenture of Compliance Systems Corporation, dated May 6, 2008, in the principal amount of $300,000 and payable to Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]
10.26	Security Agreement dated as of May 6, 2008, between Compliance Systems Corporation and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]
10.27	Limited Non-Recourse Guaranty Agreement dated as of May 6, 2008, between Dean Garfinkel and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]
10.28	Limited Non-Recourse Guaranty Agreement dated as of May 6, 2008, between Barry Brookstein and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]
10.29	Limited Non-Recourse Guaranty Agreement, dated as of May 6, 2008, between Spirits Management, Inc. and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]
10.30	Stock Pledge Agreement, dated as of May 6, 2008, between (sic) Agile Opportunity Fund, LLC, Dean Garfinkel and Barry Brookstein. [Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]
10.31	Warrant Certificate of Compliance Systems Corporation, dated as of May 6, 2008, registered in the name of Cresta Capital Strategies, LLC. [Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.]
10.32	Secured Convertible Debenture of Compliance Systems Corporation, dated September 2, 2008, in the principal amount of $300,000 and payable to Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: September 2, 2008), filed with the SEC on September 5, 2008.]
10.33	Warrant Certificate of Compliance Systems Corporation, dated as of September 2, 2008, registered in the name of Cresta Capital Strategies, LLC. [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: September 2, 2008), filed with the SEC on September 5, 2008.]
10.34	Agreement to Amend and Restate Secured Convertible Debentures, dated as of January 31, 2009, between Compliance Systems Corporation and Agile Opportunity Fund, LLC [Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].
10.35	Amended and Restated Secured Convertible Debenture of Compliance Systems Corporation, dated May 6, 2008, in the principal amount of $300,000 and payable to Agile Opportunity Fund, LLC [Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].
10.36	Amended and Restated Secured Convertible Debenture of Compliance Systems Corporation, dated September 2, 2008, in the principal amount of $300,000 and payable to Agile Opportunity Fund, LLC[Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].
10.37	Waiver and Standstill Agreement, dated as of January 26, 2009, between Compliance Systems Corporation, Call Compliance, Inc. and Nascap Corp [Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].
10.38	Loan Modification Agreement, dated as of March 31, 2009, among Compliance Systems Corporation, Call Compliance, Inc. and Nascap Corporation [Incorporated by reference to Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].

10.39	Amended and Restated Promissory Note of Call Compliance, Inc., dated March 31, 2009, in the principal amount of up to $750,000 and payable to Nascap Corporation [Incorporated by reference to Exhibit 10.13 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].
10.40	Form of Class A Warrant Certificate of Compliance Systems Corporation registered in the name of Nascap Corp. [Incorporated by reference to Exhibit B to the Loan Modification Agreement made Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].
10.41	Form of Class B Warrant Certificate of Compliance Systems Corporation registered in the name of Nascap Corp. [Incorporated by reference to Exhibit C to the Loan Modification Agreement made Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].
10.42	Promissory Note of Call Compliance, Inc., dated as of March 3, 2009, in the principal amount of $50,000 and payable to Barry Brookstein [Incorporated by reference to Exhibit 10.16 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].
10.43	Corporate Guaranty, dated March 3, 2009, of Compliance Systems Corporation in favor of Barry Brookstein [Incorporated by reference to Exhibit 10.17 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].
10.44	Purchase of Software and Intellectual Property, dated April 7, 2010, from Thomas Joseph Koty in exchange for Restricted shares and warrants [Incorporated by reference to Exhibit 10.18 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009].
10.45	Omnibus Amendment and Securities Purchase Agreement, dated as of September 18, 2009, between Compliance Systems Corporation and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.1 of the Form 8-K (Date of Report: September 18, 2009) of Compliance Systems Corp., filed with the Securities and Exchange Commission on September 22, 2009.]
10.46	Secured Convertible Debenture of Compliance Systems Corporation, dated September 21, 2009, in the principal amount of $100,000 and payable to Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (Date of Report: September 18, 2009) of Compliance Systems Corp., filed with the Securities and Exchange Commission on September 22, 2009.]
10.47	Second Omnibus Amendment and Securities Purchase Agreement, dated as of November 23, 2009, between Compliance Systems Corporation and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (Date of Report: November 23, 2009) of Compliance Systems Corp., filed with the Securities and Exchange Commission on November 30, 2009.]
10.48	Secured Convertible Debenture of Compliance Systems Corporation, dated November 23, 2009, in the principal amount of $80,000 and payable to Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (Date of Report: November 23, 2009) of Compliance Systems Corp., filed with the Securities and Exchange Commission on November 30, 2009.]
10.49	Agreement and Plan of Merger, dated as of February 5, 2010, among Execuserve Corp., Compliance Systems Corporation, CSC/Execuserve Acquisition Corp., W. Thomas Eley, James A. Robinson, Jr. and Robin Rennockl. [Incorporated by reference to Exhibit 2.2 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.50	Consulting Agreement, dated as of February 9, 2010, between Execuserve Corp. and W. Thomas Eley. [Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.51	Employment Agreement, dated as of February 9, 2010, between Execuserve and Jim Robinson. [Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.52	Employment Agreement, dated as of February 9, 2010, between Execuserve and Robin Rennockl. [Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.53	Promissory Note of Execuserve Corp., dated as of February 9, 2010 and payable to W. Thomas Eley. [Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.54	Promissory Note of Execuserve Corp., dated as of February 9, 2010 and payable to Jim Robinson. [Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.55	Form of Lock-Up Agreement to be entered into between Compliance Systems Corporation and each person or entity receiving common stock of Compliance Systems Corporation pursuant to or in accordance with the Agreement and Plan of Merger. [Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.56	Amended and Restated Securities Purchase Agreement, dated as of February 5, 2010, among Compliance Systems Corporation, Execuserve Corp., Spirits Management Inc., Barry Brookstein, Dean Garfinkel and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.57	Amended and Restated Security Agreement, dated as of February 9, 2010, between Compliance Systems Corporation and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.58	Guaranty Agreement, dated as of February 9, 2010, among Call Compliance Inc., Execuserve Corp. and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.9 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.59	Guarantor Security Agreement, dated as of February 9, 2010, between Execuserve Corp. and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.10 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.60	Guarantor Security Agreement, dated as of February 9, 2010, between Call Compliance Inc. and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.11 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.61	Subordination Agreement, dated as of February 9, 2010, between Agile Opportunity Fund, LLC and Barry M. Brookstein. [Incorporated by reference to Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.62	Subordination Agreement, dated as of February 9, 2010, between Agile Opportunity Fund, LLC and Nascap Corp. [Incorporated by reference to Exhibit 10.13 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.63	Subordination Agreement, dated as of February 9, 2010, between Agile Opportunity Fund, LLC and Henry A. Ponzio. [Incorporated by reference to Exhibit 10.14 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.64	Warrant Certificate of Compliance Systems Corp., dated February 11, 2010, evidencing 7.5 million common stock purchase warrants registered in the name of Moritt Hock Hamroff & Horowitz LLP. [Incorporated by reference to Exhibit 10.15 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.65	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 2.2 million common stock purchase warrants registered in the name of Dean R. Garfinkel. [Incorporated by reference to Exhibit 10.16 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.66	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 2.0 million common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.17 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.67	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 600,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.18 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.68	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 900,000 common stock purchase warrants registered in the name of Spirits Management Inc. [Incorporated by reference to Exhibit 10.19 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.69	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 3,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.20 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.70	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 4,500,000 common stock purchase warrants registered in the name of Spirits Management Inc. [Incorporated by reference to Exhibit 10.21 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.71	Amended and Restated Secured Convertible Debenture of Compliance Systems Corporation, dated February 9, 2010, payable to Agile Opportunity Fund, LLC and in the principal amount of $1,765,000. [Incorporated by reference to Exhibit 10.22 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.72	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 90,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.23 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.73	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 270,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.24 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.74	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 420,000 common stock purchase warrants registered in the name of Nascap Corp. [Incorporated by reference to Exhibit 10.25 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.75	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 12 million common stock purchase warrants registered in the name of Dean R. Garfinkel. [Incorporated by reference to Exhibit 10.26 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.76	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 12 million common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.27 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.77	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 450,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.28 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.78	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 1,350,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.29 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].
10.79	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 2,100,000 common stock purchase warrants registered in the name of Nascap Corp. [Incorporated by reference to Exhibit 10.30 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010].

10.80	Independent Sales Representative Agreement, dated June 15, 2010, between Execuserve Corp. and EPC, LLC. [Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: June 14, 2010), filed with the Securities and Exchange Commission on June 18, 2010].
10.81	Asset Purchase Agreement, dated April 7, 2010, between Thomas Joseph Koty and Call Compliance.com, Inc. [Incorporated by reference to Exhibit 10.22 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2010), filed with the Securities and Exchange Commission on June 24, 2010].
10.82	Letter Agreement, dated April 13, 2010, between Chestnut Cove Development LLC and Compliance Systems Corporation. [Incorporated by reference to Exhibit 10.23 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2010), filed with the Securities and Exchange Commission on June 24, 2010].
10.83	Omnibus Amendment and Securities Purchase Agreement, dated as of July 1, 2010, among Compliance Systems Corporation, Execuserve Corp., Call Compliance, Inc., Spirits Management Inc., Barry Brookstein, Dean Garfinkel and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010].
10.84	Secured Convertible Debenture of Compliance Systems Corporation, dated July 1, 2010, in the principal amount of $175,000 and payable to Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010].
10.85	Warrant Certificate of Compliance Systems Corporation, dated June 30, 2010, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010].
10.86	Warrant Certificate of Compliance Systems Corporation, dated June 30, 2010, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. [Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010].
10.87	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 6 million common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010].
10.88	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 4.5 million common stock purchase warrants registered in the name of Dean R. Garfinkel. [Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010].
10.89	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010].
10.90	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010].
10.91	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 1.05 million common stock purchase warrants registered in the name of Nascap Corp. [Incorporated by reference to Exhibit 10.9 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010].
10.92	Warrant Certificate of Compliance Systems Corporation, dated as of September 30, 2010, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010].
10.93	Warrant Certificate of Compliance Systems Corporation, dated as of September 30, 2010, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. [Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010].
10.94	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 6 million common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010].
10.95

Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 4.5 million common stock purchase warrants registered in the name of Dean R. Garfinkel.  [Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010].

10.96	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010].
10.97	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010].
10.98	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 1.05 million common stock purchase warrants registered in the name of Nascap Corp. [Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010].
10.99	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2010), filed with the Securities and Exchange Commission on April 15, 2011].
10.100	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. [Incorporated by reference to the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2010), filed with the Securities and Exchange Commission on April 15, 2011].
10.101	Agreement and Consent to Surrender of Collateral dated December 1, 2010, among Compliance Systems Corporation, Call Compliance Inc., Execuserve Corp. and Agile Opportunity Fund, LLC. [Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: December 1, 2010), filed with the Securities and Exchange Commission on March 2, 2011].
10.102	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].
10.103	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].
10.104	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. Incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].
10.105	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].
10.106	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. [Incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].
10.107	Warrant Certificate of Compliance Systems Corp., dated March 31, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].
10.108	Warrant Certificate of Compliance Systems Corp., dated March 31, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management Inc. [Incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].
10.109	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].
10.110	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.9 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].
10.111	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.10 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].
10.112	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. [Incorporated by reference to Exhibit 10.11 of the registrant’s Quarterly Report on Form10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].
10.113	Warrant Certificate of Compliance Systems Corp., dated April 26, 2011, evidencing 50,000,000 common stock purchase warrants registered in the name of Cresta Capital Strategies, LLC. [Incorporated by reference to Exhibit 10.12 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011].

10.114	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Dean Garfinkel, evidencing the exchange of 26,900,000 common stock purchase warrants. [Incorporated by reference to Exhibit 10.13 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].
10.115	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Barry M. Brookstein, evidencing the exchange of 55,340,000 common stock purchase warrants. [Incorporated by reference to Exhibit 10.14 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].
10.116	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Spirits Management, Inc., evidencing the exchange of 14,850,000 common stock purchase warrants. [Incorporated by reference to Exhibit 10.15 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].
10.117	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Henry A. Ponzio, evidencing the exchange of 10,320,000 common stock purchase warrants. [Incorporated by reference to Exhibit 10.16 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].
10.118	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Nascap Corp., evidencing the exchange of 20,720,000 common stock purchase warrants. [Incorporated by reference to Exhibit 10.17 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].
10.119	Warrant Certificate of Compliance Systems Corp., dated June 30, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.18 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].
10.120	Warrant Certificate of Compliance Systems Corp., dated June 30, 2011, evidencing 128,600 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.19 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].
10.121	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.20 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].
10.122	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.21 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].
10.123	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.22 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].
10.124	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. [Incorporated by reference to Exhibit 10.23 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011].
10.125	Warrant Certificate of Compliance Systems Corp., dated September 30, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011].
10.126	Warrant Certificate of Compliance Systems Corp., dated September 30, 2011, evidencing 150,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011].
10.127	Warrant Certificate of Compliance Systems Corp., dated September 30, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011].
10.128	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011].
10.129	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011].
10.130	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011].

10.131	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. [Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011].
10.132	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.133	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 150,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.134	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc.
10.135	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.136	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.137	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio.
10.138	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp.
14.1	Code of Ethics. [Incorporated by reference to Exhibit 14.1 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.]
21.1	Subsidiaries. [Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on March 28, 2008.]
31.1	Rule 13a-14(a)/15d-14(a) Certification of Barry M. Brookstein.
32.1	Section 1350 Certification of Barry M. Brookstein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Compliance System Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Compliance System Corporation and Subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered continued losses from operations since inception, and as of December 31, 2011, had stockholders’ and working capital deficiencies of $3,064,998 and $3,064,733, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York

April 16, 2012

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS

Current Assets:
Cash	$529	$19,014
Accounts receivable, net	-	30,085
Prepaid expenses and other current assets	-	26,111
Total Current Assets	529	75,210

Total Assets	$529	$75,210

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Short-term and demand notes payable	$474,500	$442,189
Accounts payable and accrued expenses	1,287,054	1,051,767
Accrued officers' compensation	1,010,000	770,000
Notes and loans payable - related parties - current portion	82,958	115,492
Current maturities of long-term debt	210,750	184,683
Total Current Liabilities	3,065,262	2,564,131

Warrant liability	265	-
Notes and loans payable - related parties - net of current portion	-	93,457

Total Liabilities	3,065,527	2,657,588

Commitments and Contingencies

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Series D: 100,000 shares authorized, 50,000 shares issued and outstanding	50	-
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 281,783,997 shares issued and outstanding	281,783	281,783
Additional paid-in capital	5,959,649	6,051,734
Accumulated deficit	(9,311,853)	(8,921,268)
Total Stockholders' Deficiency	(3,064,998)	(2,582,378)

Total Liabilities and Stockholders' Deficiency	$529	$75,210

See Accompanying Notes to Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010

Revenues	$-	$-

Operating Expenses:
Selling, general and administrative expenses	447,320	348,588

Operating Loss	(447,320)	(348,588)

Interest expense (including amortization of loan costs and related financing expenses)	(109,213)	(872,448)

Warrant fair value adjustment	12,945	-

Loss From Continuing Operations	(543,588)	(1,221,036)

Income (Loss) From Discontinued Operations:
Loss from operations	-	(877,059)
Gain on surrender of collateral of discontinued operations	153,003	1,413,255
Total Income (Loss) From Discontinued Operations	153,003	536,196

Net Loss	(390,585)	(684,840)

Preferred Dividends	154,286	150,000

Net Loss Attributable to Common Shareholders	$(544,871)	$(834,840)

Basic and Diluted Per Share Data:
Loss from continuing operations	$0.00	$0.00
Loss from discontinued operations	0.00	0.00
Net loss	$0.00	$0.00

Weighted Average Shares Outstanding -
Basic and Diluted	281,783,997	272,763,087

See Accompanying Notes to Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

Years Ended December 31, 2010 and 2009

	Preferred Stock				Common Stock		Additional
	Series	Series	Series	Series			Paid-in	Accumulated
	A	B	C	D	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2010	$2,294	$1,250	$1,829	$-	194,611,662	$194,612	$5,738,510	$(8,236,428)	$(2,297,933)

Common stock issued for services	-	-	-	-	5,750,000	5,750	25,625	-	31,375
Common stock issued for debt discount	-	-	-	-	8,400,000	8,400	25,560	-	33,960
Common stock issued for loan costs	-	-	-	-	23,000,000	23,000	101,200	-	124,200
Common stock issued for acquisition	-	-	-	-	48,029,780	48,029	211,332	-	259,361
Common stock issued for retention of employees - net	-	-	-	-	1,992,555	1,992	13,276	-	15,268
Issuance of warrants for services	-	-	-	-	-	-	53,962	-	53,962
Issuance of warrants for conversion of accounts payable	-	-	-	-	-	-	39,657	-	39,657
Stock issuance costs	-	-	-	-	-	-	(7,388)	-	(7,388)
Preferred dividends	-	-	-	-	-	-	(150,000)		(150,000)
Net loss	-	-	-	-	-	-	-	(684,840)	(684,840)

Balances at December 31, 2010	2,294	1,250	1,829	-	281,783,997	281,783	6,051,734	(8,921,268)	(2,582,378)

Reclassification of warrants to liability	-	-	-	-	-	-	(1,413)	-	(1,413)
Issance of Series D Preferred	-	-	-	50	-	-	49,950	-	50,000
Preferred dividends	-	-	-	-	-	-	(154,286)	-	(154,286)
Stock based compensation	-	-	-	-	-	-	13,664	-	13,664
Net loss	-	-	-	-	-	-	-	(390,585)	(390,585)

Balances at December 31, 2011	$2,294	$1,250	$1,829	$50	281,783,997	$281,783	$5,959,649	$(9,311,853)	$(3,064,998)

See Accompanying Notes to Consolidated Financial Statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(390,585)	$(684,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on surrender of collateral of discontinued operations	(153,003)	(1,413,255)
Interest/penalty accrued and not paid or imputed	83,304	459,176
Share based payments	13,665	85,337
Warrant exchange	11,797	-
Warrant fair value adjustment	(12,945)	-
Cancellation of insurance financing for nonpayment	(17,422)	-
Bad debt expense	1,324	61,172
Depreciation and amortization	-	78,291
Amortization of deferred charges and debt discount	-	220,712
Retention shares issued as part of acquisition	-	14,371
Changes in assets and liabilities:
Accounts receivable	28,761	(10,115)
Prepaid expenses and other current assets	54,110	137,776
Security deposits	-	7,056
Accounts payable and accrued expenses	81,001	90,114
Accrued officers' compensation	240,000	435,000
Deferred service revenue	-	(53,670)
Total adjustments	330,592	111,965
Net Cash Used in Operating Activities	(59,993)	(572,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term and demand loans	(20,267)	(55,230)
Proceeds from loans from related party	11,775	-
Proceeds from issuances of preferred stock	50,000	-
Proceeds from issuance of secured convertible debentures	-	700,000
Stock issuance costs	-	(7,388)
Loan costs paid in cash	-	(71,688)
Net Cash Provided By Financing Activities	41,508	565,694

NET DECREASE IN CASH	(18,485)	(7,181)

CASH - Beginning of Year	19,014	26,195

CASH - End of Year	$529	$19,014

SUPPLEMENTAL INFORMATION:
Cash Paid During the Year for:
Interest	$449	$70,800

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of warrants to a liability	$1,413	$-
Preferred dividends declared and accrued, but not paid	$154,286	$150,000
Insurance premium financed	$27,999	$39,155
Value of common stock issued for debt repayment/services/future services	$-	$43,039
Issuance of shares as a debt discount	$-	$33,960
Loan costs paid in stock	$-	$124,200
Value of common stock issued for acquisition	$-	$259,361
Cancellation of retention shares	$-	$11,568
Value of warrant issued for conversion of accounts payable	$-	$39,657
Net liabilities forgiven under Agile Surrender of Collateral	$-	$1,413,255

See Accompanying Notes to Consolidated Financial Statements

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered continued losses from operations since its inception. At December 31, 2011, the Company had stockholders’ and working capital deficiencies of $3,064,998 and $3,064,733, respectively.

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

The Company keeps its cash account with one financial institution. The balance is fully insured by the Federal Deposit Insurance Corporation.

C.	Accounts Receivable

Accounts receivable are reviewed at the end of each reporting period to determine the collectability based upon the aging of the balances and the history of the customer. Based on management’s evaluation of collectibility, an allowance for doubtful accounts of $71,207 and $69,883 at December 31, 2011 and 2010, respectively, had been provided applicable to certain peripheral service and commission receivables.

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

Depreciation and amortization expense was $0 and $28,345 for the years ended December 31, 2011 and 2010, respectively, and was included in discontinued operations.

E.	Intangible Assets

Intangible assets were amortized on a straight-line basis over the period during which the asset were expected to contribute directly or indirectly to cash flows of the entity (useful lives).

Amortization expense was $0 and $49,946 for the years ended December 31, 2011 and 2010, respectively, and was included in discontinued operations.

F.	Amortization of Deferred Loan Costs

Deferred loan costs were amortized over the terms of the respective debt instruments.

G.	Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments, consisting primarily of cash, accounts receivable, accounts payable and accrued expenses and all debt, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Summary of Significant Accounting Policies (Continued)

H.	Stock Based Compensation Arrangements

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

I.	Income Taxes

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

The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2011 and 2010, the Company had no material unrecognized tax benefits.

J.	Loss Per Share

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

	December 31, 2011	December 31, 2010
Preferred stock	587,231,900	537,231,900
Warrants	219,436,100	122,607,500
Stock options	10,000,000	40,000,000

K.	Subsequent Events

Management has evaluated subsequent events through the date of this filing.

L.	Recent Accounting Pronouncements

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

In consideration for their agreeing to subordinate their existing security interests to the security interest of Agile, effective as of February 9, 2010, the Company issued 1 million shares of Company Common Stock to Barry Brookstein (“Brookstein”), the Company’s Chief Financial Officer at the time of the Merger (now the Company’s Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer), 3 million shares of Company Common Stock to Henry Ponzio (“Ponzio”) and 7 million shares to Nascap Corp. (“Nascap”).  Collectively, these security interest holders owned $550,000 of debt of the Company as of the time of the Merger.

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

The following represented the unaudited condensed pro forma financial results of the Company as if the acquisition of Execuserve had occurred as of January 1, 2010.  Unaudited condensed pro forma results were based upon accounting estimates and judgments that the Company believed were reasonable.  The unaudited condensed pro forma results also included adjustments to interest expense as all existing convertible notes and bridge loans of Execuserve were repaid or converted to Company common stock upon consummation of the Execuserve merger.  The condensed pro forma results were not necessarily indicative of the actual results of operations of the Company had the acquisition occurred at January 1, 2010, nor does it purport to represent the results of operations for future periods.

Total revenues (included in discontinued operations)	$1,141,020
Net loss attributable to common stockholders	(873,375)
Loss per share	0.00

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2011	2010

Accounts payable	$707,040	$632,562
Accrued dividends (see Note 11)	454,286	300,000
Accrued expenses and other current liabilities	125,728	119,205

Total	$1,287,054	$1,051,767

Accounts payable includes $21,955 and $287 owed to Brookstein at December 31, 2011 and 2010, respectively.

5.	Short-Term and Demand Notes Payable

Short-term and demand notes payable consist of the following:

	December 31,	December 31,
	2011	2010

Nascap Corp. and accrued interest (A)	$444,500	$402,500
John Koehler (B)	30,000	30,000
Insurance premium financing (C)	—	9,689
Pretec, Inc. (D)	—	—

Total	$474,500	$442,189

A.	Secured Demand Note – Nascap Corp.

In September 2006, CCI executed a secured $150,000 promissory note and related security agreement with Nascap.  Interest at 12% per annum was payable monthly in arrears and the note principal was due on demand.  The note was collateralized by the accounts receivable of the principal subsidiary and was unconditionally guaranteed by the Company.

As of March 31, 2009, the Company entered into a Loan Modification Agreement with Nascap.  The original Nascap note was amended and restated as a revolving line of credit promissory note (“Nascap Restated Note”) in the principal amount not to exceed $750,000.  The Nascap Restated Note contains the same terms and conditions as the original note, except for the revolving line of credit nature of the debt.  As consideration for entering into the Loan Modification Agreement, the Company agreed to issue Nascap twenty Class A and twenty Class B warrants for each $1.00 of principal outstanding under the Nascap Restated Note on April 30, 2009.  Each Class A and Class B warrant entitles the holder to purchase one share of the Company’s common stock at $0.05 per share.  The Class B warrants require the holder to pay the exercise price in the form of cancellation of amounts outstanding under the Nascap Restated Note prior the payment of the exercise price in the form of cash.  Accrued and unpaid interest on the Nascap note totaled $94,500 and $52,500 at December 31, 2011 and 2010, respectively.   At both December 31, 2011 and 2010, $350,000 was outstanding on this note.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Short-Term and Demand Notes Payable (Continued)

B.	Promissory Note – John Koehler (“Koehler”)

On October 1, 2003, the predecessor to Execuserve issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor.  The note was amended on October 25, 2004.  Upon the acquisition of Execuserve by the Company, Koehler was owed $37,000.  The balance owed is being paid in monthly installments of $1,000.  The Company is in default as it has not made a payment since September 2010.  The balance due to Koehler at both December 31, 2011 and 2010 totaled $30,000.

C.	Insurance Premium Financing

At December 31, 2010, the Company had an outstanding balance of $9,689 on a loan utilized to fund certain financed insurance premiums.  The loan was repaid in 2011.  In 2011, the Company received a new loan totaling $27,999 to fund certain insurance premiums.  The loan was payable over a nine-month term.  At September 30, 2011, the loan balance was $17,422. In October 2011, the policy was cancelled for the non-payment of the loan. At December 31, 2011, the loan balance was $0.

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

In connection with the consummation of the Execuserve Merger and in order to fund the future operations of the Company and Execuserve, payment of outstanding accounts payable of the Company and Execuserve, including the Satisfied Debt, and to amend and restate the debt currently owed to Agile by the Company and Execuserve, the Company agreed to borrow additional funds from Agile and restructure the outstanding indebtedness owed to Agile by the Company and Execuserve pursuant to an Amended and Restated Securities Purchase Agreement (“Agile A&R Agreement”), dated as of February 5, 2010, among the Company, Execuserve, Spirits Management Inc. (“Spirits”), Brookstein, Dean Garfinkel (“Garfinkel”), our Chief Executive Officer at the time of the Merger and Agile.    Spirits is a New York corporation in which Brookstein is an executive officer and the sole stockholder and Garfinkel was the former president, chief executive officer and a director of the Company.

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

As a result of the surrender, the Company recognized a gain of $1,413,255, which was included in the income from discontinued operations on the statement of operations.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Notes and Loans Payable

Long-term debt at December 31, 2011 and 2010 consists of the following:

	December 31,
	2011	2010
Notes payable and accrued interest to officer/stockholder (A)	$71,183	$62,182
Loans payable to officer/stockholder (B)	11,775	—
Notes payable and accrued interest to Execuserve officers (C)	—	147,700
Other secured debt and accrued interest (D)	210,750	183,750
Total long-term debt	293,708	393,632
Current maturities of long-term debt	293,708	300,175
Long-term debt less current maturities	$—	$93,457

(A)  Brookstein Promissory Note Exchange Agreement -

As of June 24, 2009, the Company entered in to a Promissory Note Exchange Agreement (the “Brookstein Exchange Agreement”) with Brookstein and simultaneously consummated the transactions contemplated by the Brookstein Exchange Agreement. Under the Brookstein Exchange Agreement, Brookstein delivered and assigned a promissory note of Call Compliance, Inc., one of the Company’s wholly-owned subsidiaries (“CCI”), dated March 3, 2009, in the principal amount of $50,000 and payable to Brookstein (the “Brookstein Original Note”) in exchange for the Company issuing and delivering to Brookstein the Company’s 18% Senior Subordinated Secured Promissory Note, dated June 24, 2009, in the principal amount of $50,000 payable to Brookstein (the “Brookstein New Note”).  In connection with such exchange, the Company granted Brookstein a senior subordinated security interest (the “Brookstein Security Interest”) in all of the Company’s assets to secure the Company’s obligations under the Brookstein New Note, as evidenced and subject to the terms and conditions of a Security Agreement, dated June 24, 2009 (the “Brookstein Security Agreement”), between Brookstein and the Company.  As further consideration for entering into the Brookstein Exchange Agreement, Brookstein was granted 1 million Class “A” common stock purchase warrants of the Company (each, a “Brookstein Class A Warrant”) and 1 million class “B” common stock purchase warrants of the Company (each, a “Brookstein Class B Warrant”).  Each of these warrants entitles its holder to purchase one share of Company common stock at a purchase price of $0.05 per share. The Brookstein Class A Warrants and Brookstein Class B Warrants expire on June 23, 2014.  If any amount (principal or interest) is outstanding under the Brookstein New Note, the purchase price upon exercise of any of the Brookstein Class B Warrants must be paid by the reduction of the amount outstanding under the Brookstein New Note.

The Brookstein Original Note was due on demand and bore interest at the rate of 18% per annum, payable monthly in arrears.

The Brookstein New Note had a maturity date of January 1, 2011 and bears interest at the rate of 18% per annum (20%, in the case of a default under the Brookstein New Note), with interest payable monthly in arrears.  In March 2011, the maturity date of the Brookstein New Note was extended to July 1, 2011 and was further extended in August 2011 to January 1, 2012.  Interest incurred on the note totaled $9,000 for both the years ended December 31, 2011 and 2010.  Accrued and unpaid interest totaled $20,250 and $11,250 at December 31, 2011 and 2010, respectively.   At both December 31, 2011 and 2010, $50,933 was outstanding on this note.

The principal and accrued interest were not paid on January 1, 2012 and are now due on demand.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Notes and Loans Payable (Continued)

(B)   Loans Payable - Brookstein

In 2011, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At December 31, 2011, loans payable - Brookstein was $11,775.

(C)   Promissory Notes to Execuserve Officers

On February 9, 2010, concurrent with the acquisition of Execuserve, Execuserve issued promissory notes to two of its officers totaling $140,000 for amounts owed to them prior to the acquisition.  The notes bore interest at 6% per annum and were payable in monthly installments inclusive of interest of $2,707 subject to cumulative positive cash flow requirements of Execuserve as provided in the note agreements.  As Execuserve was surrendered to Agile, no payments were made under the notes.   Interest incurred on the notes totaled $5,303 and $7,700 for the years ended December 31, 2011 and 2010, respectively.   At December 31, 2010, accrued and unpaid interest totaled $7,700 and $140,000 was outstanding on these notes. At December 31, 2011, due to the surrender of Execuserve to Agile, the Company wrote off the principal and accrued interest owed to the two officers. The Company recorded a gain of $153,003 in the year ended December 31, 2011 and such gain was reflected as gain on surrender of collateral of discontinued operations in the statement of operations.

(D)   Ponzio Promissory Note Exchange Agreement -

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

The Ponzio New Note had a maturity date of January 1, 2011 and bears interest at the rate of 18% per annum (20%, in the case of a default under the Ponzio New Note), with interest payable monthly in arrears.  In March 2011, the maturity date of the Ponzio New Note was extended to July 1, 2011 and was further extended in August 2011 to January 1, 2012.  Accrued and unpaid interest as of December 31, 2011 and 2010 totaled $60,750 and $33,750, respectively.  At both December 31, 2011 and 2010, $150,000 was outstanding on this note.

The principal and accrued interest were not paid on January 1, 2012 and are now due on demand.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	Income Taxes

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for the 2008 through 2011 tax years.  The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2011 and 2010.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Net operating losses (“NOLs”) may be utilized under certain conditions as a deduction against future income to offset against future taxes. Internal Revenue Code (“IRC”) Section 382 and the regulations promulgated under IRC Section 382 limit the utilization of NOLs due to ownership changes. If it is determined that a change in control has taken place, utilization of the Company’s NOLs will be subject to severe limitations in future periods, which would have an effect of eliminating the future tax benefits of the NOLs. Income tax benefits resulting from net losses incurred for the years ended December 31, 2011 and 2010 were not recognized as the Company’s annual effective tax rate for both periods was estimated to be 0%.

The Company sustained tax losses in 2011 and 2010.    Accordingly, there were no provisions for current or deferred federal or state income taxes for these years.  The income tax benefit for these years differs from the amount of income tax determined by applying the statutory federal income tax rate to continuing operations before income taxes as a result of the following:

Federal income tax benefit at statutory rate	34%
Loss not producing tax benefits	(34)
Income tax benefit	—%

The Company has provided a valuation allowance against the total of the net deferred tax assets due to the uncertainty of future realization.  The increase in this valuation allowance for the year ended December 31, 2011 was $299,472 and the increase in this allowance for the year ended December 31, 2010 was $562,598.

At December 31, 2011, the Company has net operating loss carry forwards of approximately $5,250,000 which expire in 2023 through 2031 and capital loss carry forwards of approximately $60,000 which expire in 2016.

The Company files its federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2011 tax years generally remain subject to examination by federal and state tax authorities.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	Income Taxes (Continued)

The components of deferred tax assets at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010

Current Deferred Tax Assets:

Accrued expenses	$474,120	$350,080
Accounts receivable	28,483	—
Total current deferred tax liabilities	502,603	350,080

Non-Current Deferred Tax Assets:
Stock based compensation	29,051	23,585
Capital loss carry forwards	23,957	—
Net operating loss carry forwards	2,100,565	1,983,039
Total non-current deferred tax assets	2,153,573	2,006,624

Total deferred tax assets	2,656,176	2,356,704
Less: Valuation allowance	2,656,176	2,356,704
Net deferred tax asset	$—	$—

9.	Commitments

A.	Minimum Operating Lease Commitments

The Company leased its former office space in Glen Cove, New York.  The lease required minimum annual rentals plus operating expenses through July 31, 2011.  On April 13, 2010, the Company and the lessor of the space mutually terminated the office space agreement between the two parties effective January 1, 2010. The agreed upon terms of the lease termination were as follows:

•	The Company would pay $1,000 a month for 10.5 months starting April 15, 2010,
•	The Company would grant the lessor 1.675 million five-year warrants with an exercise price of $0.02 a share,
•	The Company would be relieved of $39,000 in common area maintenance expenses and real estate taxes owed to the lessor,
•	The Company forfeited the $10,600 security deposit held with the lessor, and
•	The Company would be relieved of future lease obligations effective January 1, 2010 through July 31, 2011, the former maturity date of the lease.

Rent expense amounted to $0 and $28,514 for the years ended December 31, 2011 and 2010.

B.	Employment Agreements

The Company had employment agreements with Brookstein and Garfinkel through November 30, 2011. Garfinkel resigned in November 2010.  These officers deferred receiving the payments of their salaries in 2010 and Brookstein deferred receiving the payment of his salary in 2011.  The payment of accrued salaries owing to Garfinkel in the amount of $380,000 is currently under negotiations.

The employment contract with Brookstein expired in November 2011 and the agreement is now on a month-to-month basis.  See Note 11.

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

11.	Capital Transactions

A.	Issuance of Common Shares/Warrants for Prior and Current Services

(1)	Issuance of Shares to Atlantic Capital Partners, LLC.

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

(2)	Issuance of Warrants for Legal Services

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

 B.  Issuance of Common Shares/Warrants in Connection with the Acquisition of Software –

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

C.  Issuance of Warrants to Terminate Lease Agreement –

As discussed in Note 9, the Company and the lessor of its former office space in Glen Cove, New York mutually terminated the office space agreement between the two parties effective January 1, 2010. The agreed upon terms of the lease termination included the issuance of 1,675,000 five-year warrants with an exercise price of $0.02 per share.

The Company determined that the issuance of the warrants had minimal value utilizing a Black-Scholes option pricing model.  The Company utilized the following management assumptions:  Share Price of $0.006; Exercise Price of $0.02; Expected Volatility of 27%; and Risk-Free Rate of 2.58%.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications.  The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued

D.  Merger with Execuserve and Cancellation of Retention Shares –

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

E.  Issuance of Warrants to a Vendor –

On April 21, 2010, the Company entered into a Letter Agreement with a vendor.  In consideration for services rendered, valued at $10,650, the Company issued 532,500 five-year warrants with an exercise price of $0.02 per share.  The warrant issuance was accepted by the vendor as full satisfaction of the Company’s $10,650 obligation to such vendor.

F.  Issuance of Deferred Salary Warrants –

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

Effective January 1, 2011, Brookstein agreed to continue deferring his full salary.  The amount of such deferred salaries for the year ended December 31, 2011 totaled $240,000.  As compensation, the Company granted to Brookstein Deferred Salary Warrants to purchase 18.0 million shares (each a “2011 Deferred Salary Warrant Share”) of Company Common Stock at $0.001 per 2011 Deferred Salary Warrant Share at the rate of 100 Deferred Salary Warrants for each $1 of deferred salary for a term of five years.  The Company valued these issuances utilizing a Black-Scholes option pricing model with the following assumptions:  share price: $0.0004 - $0.0011; exercise price: $0.001; expected volatility: 27%; risk-free rate: 0.96% – 2.24%; term: 5 years.

The volatility rate used was based upon an average volatility rate for two entities providing telecommunications.  The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

Effective January 1, 2012, Brookstein agreed to continue deferring his full salary.  The amount of such deferred salaries for the three months ending March 31, 2012 will total $60,000.  As compensation, the Company granted to Brookstein Deferred Salary Warrants to purchase 6.0 million shares of Company Common Stock at $0.001 per Deferred Salary Warrant Share at the rate of 100 Deferred Salary Warrants for each $1 of deferred salary for a term of five years.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Capital Transactions (Continued)

G.  Issuance of Dividend Accrual Warrants – Series B Senior Subordinated Convertible Voting Preferred Stock (the “Series B Preferred Stock”)

The Company has failed to pay dividends on the 1.25 million outstanding shares of its Series B Preferred Stock that were payable on the last day of each month during 2011 and 2010.  Dividends on the Series B Preferred Stock may only be paid out of funds legally available for such purpose.  Under Nevada law, generally, a corporation’s distribution to stockholders may only be made if, after giving effect to such distribution, (i) the corporation would be able to pay its debts as they become due in the usual course of action and (ii) the corporation’s total assets equal or exceed the sum of the corporation’s liabilities plus the amount that would be needed, if the corporation was to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to those receiving the distribution.

All of the outstanding shares of Series B Preferred Stock are held by Brookstein and Spirits. Although the Company has been and currently is unable to pay the Series B Preferred Stock dividends when due, the dividends have been and are continuing to be accrued until such time as the monthly dividends can lawfully be paid under Nevada law.

The Company deferred dividends totaling $150,000 for the year ended December 31, 2010: $60,000 due to Brookstein, and $90,000 due to Spirits.  To compensate Brookstein and Spirits, the Company agreed to grant five-year warrants (each, a “Dividend Accrual Warrant”) to purchase shares (each, a “Dividend Accrual Warrant Share”) of Company Common Stock to such holders at $0.001 per Dividend Accrual Warrant Share at a rate of 100 Dividend Accrual Warrants for every $1 of dividend accrued during fiscal 2010.  The Company issued Dividend Accrual Warrants totaling 6.0 million to Brookstein and 9.0 million to Spirits for the year ended December 31, 2010.  The issuance of the warrants were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: share price:  $0.0011 - $0.008; strike price $0.01; expected volatility: 27%; risk free interest rate: 1.27% - 2.55%; term: 5 years.

The Company deferred dividends totaling $150,000 for the year ended December 31, 2011, $60,000 due to Brookstein, and $90,000 due to Spirits.  To compensate Brookstein and Spirits for the failure to pay dividends when due, the Company issued Dividend Accrual Warrants totaling 6.0 million to Brookstein and 9.0 million to Spirits for the year ended December 31, 2011, respectively.  The Company valued these issuances using the Black-Scholes option pricing model with the following assumptions: share price:  $0.0003 - $0.001; strike price: $0.001; expected volatility: 27%; risk free interest rate: 0.83% - 2.24%; term: 5 years.

The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company. The Company did not use the volatility rate for common stock as the common stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

For each of the years ended December 31, 2011 and 2010, dividends related to the Series B Preferred Stock totaled $150,000.  Accrued dividends related to the Series B Preferred Stock totaled $450,000 and $300,000 at December 31, 2011 and 2010, respectively, and are included in accounts payable and accrued expenses on the consolidated balance sheet

The Company deferred dividends totaling $37,500 for the three months ended March 31, 2012, $15,000 due to Brookstein, and $22,500 due to Spirits.  To compensate Brookstein and Spirits for the failure to pay dividends when due, the Company issued Dividend Accrual Warrants totaling 1.5 million to Brookstein and 2.25 million to Spirits, respectively, on March 31, 2012.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Capital Transactions (Continued)

H.  Issuance of Deferred Interest Payment Warrants –

In 2010 and 2011, the Company failed to pay interest on the promissory notes that were previously issued to Brookstein, Ponzio and Nascap (the “Note Holders”).  To compensate the Note Holders for the failure to pay interest on their promissory notes, the Company granted to such Note Holders warrants (each, a “Deferred Interest Payment Warrant”) to purchase shares of Common Stock at the rate of 100 Deferred Interest Payment Warrants for every $1 of interest not paid.

The Company failed to pay interest to the Note Holders in 2010.  The Company issued a total of 7,800,000 Deferred Interest Payment Warrants during the year ended December 31, 2010.   The Deferred Interest Payment Warrants have terms substantially identical to the Deferred Salary Warrants and Dividend Accrual Warrants. The issuance of the Deferred Interest Payment Warrants were deemed to have minimal value using the Black-Scholes option pricing model with the following additional inputs: share price:  $0.0035 - $0.007; strike price $0.01; expected volatility: 27%; risk free interest rate: 1.26% - 2.93%; term: 5 years.  The volatility rate used was based upon an average volatility rate for two entities providing telecommunications services and who are customers of the Company.  The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these warrants were issued.

The Company continued to fail to pay interest on the promissory notes in 2011. The Company issued to such Note Holders 7,800,000 Deferred Interest Payment Warrants. The Company valued these issuances using the Black-Scholes option pricing model with the following assumptions: share price:  $0.0004 - $0.0011; strike price: $0.001; expected volatility: 27%; risk free interest rate: 0.96% - 2.24%; term: 5 years

The Company did not pay interest to the Note Holders in the fourth quarter of 2011 or the first quarter of 2012.  To compensate them, the Company issued 1,950,000 Deferred Interest Payment Warrants on each of January 1, 2012 and April 1, 2012.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Capital Transactions (Continued)

 I.  Issuance of Series D Senior Convertible Voting Redeemable Preferred Stock (“Series D Preferred Stock”) and Issuance of Dividend Accrual Warrants –

During 2011, Mr. Brookstein purchased 50,000 shares of Series D Preferred Stock for capital contributions of $50,000.

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

For the year ended December 31, 2011, dividends related to the Series D Preferred Stock totaled $4,286.  Accrued dividends totaled $4,286 at December 31, 2011 and are included in accounts payable and accrued expenses on the consolidated balance sheet.

The Company deferred dividends totaling $4,286 for the year ended December 31, 2011.   To compensate Brookstein for the failure to pay dividends when due, the Company agreed to grant five-year warrants (each, a “Dividend Accrual Warrant”) to purchase shares (each, a “Dividend Accrual Warrant Share”) of Company Common Stock to such holders at $0.001 per Dividend Accrual Warrant Share at a rate of 100 Dividend Accrual Warrants for every $1 of dividend accrued during the prior three month period.  The Company issued Dividend Accrual Warrants totaling 428,600 for the year ended December 31, 2011.  The Company valued these issuances using the Black-Scholes option pricing model with the following assumptions: share price:  $0.0003 - $0.0006; strike price: $0.001; expected volatility: 27%; risk free interest rate: 0.83 - 1.76%; term: 5 years.

The Company deferred dividends to Brookstein totaling $1,500 for the three months ended March 31, 2012.  To compensate Brookstein for the failure to pay dividends when due, the Company issued 150,000 Dividend Accrual Warrants to Brookstein on March 31, 2012

J.  Issuance of Warrants for Extension of Investment Banking Agreement –

On April 26, 2011, the Company extended its investment banking agreement with Cresta Capital Strategies, LLC to April 26, 2012.  As a retainer, the Company issued a five-year warrant to purchase 50 million shares of the Company’s Common Stock at an exercise price of $0.001 per share. The Company valued these warrants using the Black-Scholes option pricing model with the following assumptions: share price:  $0.0008; strike price: $0.001; expected volatility: 27%; risk free interest rate: 2.05%; term: 5 years.

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

As a result of the exchanges, the Company recognized a charge of $11,797 for the year ended December 31, 2011, which is classified as part of interest expense.

As the New Warrants contain “cashless exercise” provisions, the value of the New Warrants were recognized as liabilities and not as part of stockholders’ deficiency.  In addition, the Company is required to revalue the New Warrants at the end of each reporting period with the change in value reported on the statement of operations.  The Company valued these issuances using the Black-Scholes option pricing model with the following assumptions at May 12, 2011, September 30, 2011 and December 31, 2011: share price:  $0.0003 - $0.0006; strike price: $0.001; expected volatility: 27%; risk free interest rate: 0.83% - 1.76%; term: 5 years.  The Company recognized a gain on the value of the New Warrants of $12,945 for the year ended December 31, 2011.

12.	Warrants

A summary of the warrants outstanding at December 31, 2011 is as follows:

	Exercise	Expiration
Warrants	Price	Date
205,708,600	$0.001	2014 - 2015
7,500,000	$0.01	2015
2,207,500	$0.02	2015
4,020,000	$0.05	2012 - 2015

219,436,100

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	Stock Options

A summary of the stock options outstanding is as follows:

	December 31,
	2011	2010
Outstanding options – beginning of year	40,000,000	45,000,000
Granted	—	—
Exercised	—	—
Forfeited	(30,000,000)	(5,000,000)

Options outstanding – end of year	10,000,000	40,000,000

The exercise price for all stock options is $0.026.  All of the stock options outstanding at December 31, 2011 are fully vested and exercisable.  The average remaining contractual life is 1 year.  The aggregate intrinsic value is $0 and was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options.

14.	Discontinued Operations

As discussed above in Notes 1 and 6, the Company entered into and consummated the transactions contemplated by an Agreement and Consent to Surrender of Collateral with Agile.  As a result, the Company’s operating businesses are reflected as discontinued operations.  Revenues and net loss for the operating businesses for the year ended December 31, 2010 is as follows:

Total revenues	$1,108,356
Cost of revenues, operating and interest expenses	1,985,415
Loss from operations	$(877,059)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2012	Compliance Systems Corporation.

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Barry M. Brookstein	Chief Executive Officer, President, Chief Financial Officer	April 16, 2012
Barry M. Brookstein	and Director
(Principal Executive Officer, Principal Financial Officer And Principal Accounting Officer)

34