Form 10-Q
period 2012-03-31
COMPLIANCE SYSTEMS CORP
filed 2012-05-18
CIK 1206133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2012, 281,783,997 shares of common stock of the issuer were outstanding.

INDEX PAGE

PART I

FINANCIAL INFORMATION

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS

Current Assets:
Cash	$279	$529

Total Current Assets	279	529

Total Assets	$279	$529

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Short-term and demand notes payable	$485,000	$474,500
Accounts payable and accrued expenses	1,341,653	1,287,054
Accrued officers' compensation	1,070,000	1,010,000
Notes and loans payable - related parties	86,522	82,958
Current maturities of long-term debt	267,500	210,750
Total Current Liabilities	3,250,675	3,065,262

Warrant liability	5,676	265

Total Liabilities	3,256,351	3,065,527

Commitments

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Series D: 100,000 shares authorized, 50,000 shares issued and outstanding	50	50
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 281,783,997 shares issued and outstanding	281,783	281,783
Additional paid-in capital	5,920,904	5,959,649
Accumulated deficit	(9,464,182)	(9,311,853)
Total Stockholders' Deficiency	(3,256,072)	(3,064,998)

Total Liabilities and Stockholders' Deficiency	$279	$529

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March, 31
	2012	2011

Revenues	$-	$-

Cost of Revenues	-	-

Gross Margin	-	-

Operating Expenses:
Selling, general and administrative expenses	127,163	120,934

Operating Loss	(127,163)	(120,934)

Interest expense	(19,755)	(21,884)

Warrant fair value adjustment	(5,411)	-

Net Loss	(152,329)	(142,818)

Preferred Dividends	39,000	37,500

Net Loss Attributable to Common Stockholders	$(191,329)	$(180,318)

Basic and Diluted Per Share Data:
Net loss	$0.00	$0.00

Weighted Average Shares Outstanding -
Basic and Diluted	281,783,997	281,778,997

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,329)	$(142,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest/penalty accrued and not paid or imputed	19,500	21,601
Stock-based compensation	256	-
Warrant fair value adjustment	5,411	-
Changes in assets and liabilities:
Accounts receivable	-	27,826
Prepaid expenses and other current assets	-	17,375
Accounts payable and accrued expenses	15,598	(6,042)
Accrued officers' compensation	60,000	60,000
Total adjustments	100,765	120,760
Net Cash Used in Operating Activities	(51,564)	(22,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	50,000	-
Proceeds from loans payable-related party	1,314	-
Net repayments of short-term and demand loans	-	(9,690)
Proceeds from issuances of preferred stock	-	25,000
Net Cash Provided By Financing Activities	51,314	15,310

NET DECREASE IN CASH	(250)	(6,748)

CASH - Beginning of Period	529	19,014

CASH - End of Period	$279	$12,266

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for:
Interest	$-	$284

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred dividends declared and accrued, but not paid	$39,000	$37,500

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation:

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

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.  The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on April 16, 2012.

The Company’s current business plan is to attempt to identify and negotiate with business targets for mergers of those entities with and into the Company.   No assurance can be given that the Company will be successful in identifying or negotiating with any target company.

2.	Liquidity and Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered continued losses from operations since its inception. At March 31, 2012, the Company had stockholders’ and working capital deficiencies of approximately $3.26 million and $3.25 million, respectively.

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

	March 31, 2012	March 31, 2011
Preferred stock	587,231,900	562,231,900
Warrants	230,986,100	134,307,500
Stock options	10,000,000	40,000,000

B.   Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments, consisting primarily of cash, accounts receivable, accounts payable and accrued expenses and all debt, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.  The warrant liability was valued using the Black-Scholes option pricing model.  See Note 7F.

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

Share based compensation amounted to $256 and $0 for the three months ended March 31, 2012 and 2011, respectively.

D.   Subsequent Events

Management has evaluated subsequent events through the date of this filing.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

4.	Short-Term and Demand Notes Payable

Short-term and demand notes payable consist of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Nascap Corp. and accrued interest (A)	$455,000	$444,500
John Koehler (B)	30,000	30,000

Total	$485,000	$474,500

A.	Secured Demand Note – Nascap Corp. (“Nascap”)

In September 2006, CCI executed a secured $150,000 promissory note and related security agreement with Nascap.  Interest at 12% per annum was payable monthly in arrears and the note principal was due on demand.  The note was collateralized by the accounts receivable of the principal subsidiary and was unconditionally guaranteed by the Company.

As of March 31, 2009, the Company entered into a Loan Modification Agreement with Nascap.  The original Nascap note was amended and restated as a revolving line of credit promissory note (“Nascap Restated Note”) in the principal amount not to exceed $750,000.  The Nascap Restated Note contains the same terms and conditions as the original note, except for the revolving line of credit nature of the debt.   Accrued and unpaid interest on the Nascap note totaled $105,000 and $94,500 at March 31, 2012 and December 31, 2011 respectively.   At both March 31, 2012 and December 31, 2011, $350,000 was outstanding on this note.

B.	Promissory Note – John Koehler (“Koehler”)

On October 1, 2003, the predecessor to Execuserve issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor.  The note was amended on October 25, 2004.  Upon the acquisition of Execuserve by the Company, Koehler was owed $37,000 and was to be repaid in monthly installments of $1,000.  The Company is in default as it has not made a payment since September 2010.  The balance due to Koehler at March 31, 2012 and December 31, 2011 totaled $30,000.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

5.	Notes and Loans Payable

Long-term debt at March 31, 2012 and December 31, 2011 consists of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Notes payable and accrued interest to officer/stockholder (A)	$72,500	$70,250
Loans payable to officer/stockholder (B)	14,022	12,708
Other secured debt and accrued interest (C)	217,500	210,750
Other loans payable (D)	50,000	—
Total long-term debt	354,022	293,708
Current maturities of long-term debt	354,022	293,708
Long-term debt less current maturities	$—	$—

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

The Brookstein New Note had a maturity date of January 1, 2011 and bears interest at the rate of 18% per annum (20%, in the case of a default under the Brookstein New Note), with interest payable monthly in arrears.  In March 2011, the maturity date of the Brookstein New Note was extended to July 1, 2011 and was further extended in August 2011 to January 1, 2012.  The principal and accrued interest were not paid on January 1, 2012 and are now due on demand. Interest incurred on the note totaled $2,250 for each of the three months ended March 31, 2012 and 2011.  Accrued and unpaid interest totaled $22,500 and $20,250 at March 31, 2012 and December 31, 2011, respectively.   At both March 31, 2012 and December 31, 2011, $50,000 was outstanding on this note.

B.   Loans Payable - Brookstein

At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At March 31, 2012 and December 31, 2011, loans payable - Brookstein was $14,022 and $12,708, respectively.

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

The Ponzio New Note had a maturity date of January 1, 2011 and bears interest at the rate of 18% per annum (20%, in the case of a default under the Ponzio New Note), with interest payable monthly in arrears.  In March 2011, the maturity date of the Ponzio New Note was extended to July 1, 2011 and was further extended in August 2011 to January 1, 2012.  The principal and accrued interest were not paid on January 1, 2012 and are now due on demand. Accrued and unpaid interest as of March 31, 2012 and December 31, 2011 totaled $67,500 and $60,750, respectively.  At both March 31, 2012 and December 31, 2011, $150,000 was outstanding on this note.

D.   Loans Payable – RDRD Holdings LLC (“RDRD”)

During the three months ended March 31, 2012, RDRD loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At March 31, 2012, loans payable was $50,000. In April 2012, RDRD advanced the Company an additional $6,000 for a consulting agreement. See Note 9.

6.	Commitments:

A.  Employment Agreements

The Company had employment agreements with Brookstein and Dean Garfinkel through November 30, 2011. Garfinkel resigned in November 2010.  These officers deferred receiving the payments of their salaries in 2010 and Brookstein deferred receiving the payment of his salary in 2011.  The payment of accrued salaries owing to Garfinkel in the amount of $380,000 is currently under negotiations.

The employment contract with Brookstein expired in November 2011 and the agreement is now on a month-to-month basis.  See Note 7.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

7.	Capital Transactions:

A.  Issuance of Deferred Salary Warrants –

Brookstein has been deferring all or a portion of his salary since January 1, 2009.

Effective January 1, 2012, Brookstein agreed to continue deferring his full salary.  The amount of such deferred salaries for the three months ended March 31, 2012 totaled $60,000.  As compensation, the Company granted to Brookstein Deferred Salary Warrants to purchase 6 million shares (each a “2012 Deferred Salary Warrant Share”) of Company Common Stock at $0.001 per 2012 Deferred Salary Warrant Share at the rate of 100 Deferred Salary Warrants for each $1 of deferred salary for a term of five years.  The Company valued these issuances utilizing a Black-Scholes option pricing model with the following assumptions:  share price: $0.0003; exercise price: $0.001; expected volatility: 27%; risk-free rate: 2.01%; term: 5 years.

Effective April 1, 2012, Brookstein agreed to continue deferring his full salary.  The amount of such deferred salaries for the three months ending June 30, 2012 will total $60,000.  As compensation, the Company granted to Brookstein 2012 Deferred Salary Warrants to purchase 6 million shares of Company Common Stock at $0.001 per Deferred Salary Warrant Share at the rate of 100 Deferred Salary Warrants for each $1 of deferred salary for a term of five years.

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

The Company deferred dividends totaling $37,500 for the three months ended March 31, 2012, $15,000 due to Brookstein, and $22,500 due to Spirits.  To compensate Brookstein and Spirits for the failure to pay dividends when due, the Company agreed to grant five-year warrants (each, a “Dividend Accrual Warrant”) to purchase shares (each, a “Dividend Accrual Warrant Share”) of Company Common Stock to such holders at $0.001 per Dividend Accrual Warrant Share at a rate of 100 Dividend Accrual Warrants for every $1 of dividend accrued during the prior three month period.  The Company issued Dividend Accrual Warrants totaling 1.5 million to Brookstein and 2.25 million to Spirits for the three months ended March 31, 2012, respectively.  The Company valued these issuances using the Black-Scholes option pricing model with the following assumptions: share price:  $0.0006; strike price: $0.001; expected volatility: 27%; risk free interest rate: 1.04%; term: 5 years.

For each of the three months ended March 31, 2012 and 2011, dividends related to the Series B Preferred Stock totaled $37,500.  Accrued dividends totaled $487,500 and $450,000 at March 31, 2012 and December 31, 2011, respectively, and are included in accounts payable and accrued expenses on the consolidated balance sheet.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

7.	Capital Transactions (Continued)

C.  Issuance of Dividend Accrual Warrants - Series D Senior Convertible Voting Redeemable Preferred Stock (“Series D Preferred Stock”) –

The Company has failed to pay dividends on the 50,000 outstanding shares of its Series D Preferred Stock.  As with the Series B Preferred Stock Discussed above, dividends may only be paid out of funds legally available for such purpose.

The Company deferred dividends totaling $1,500 for the three months ended March 31, 2012.   To compensate Brookstein for the failure to pay dividends when due, the Company agreed to grant five-year warrants (each, a “Dividend Accrual Warrant”) to purchase shares (each, a “Dividend Accrual Warrant Share”) of Company Common Stock to such holders at $0.001 per Dividend Accrual Warrant Share at a rate of 100 Dividend Accrual Warrants for every $1 of dividend accrued during the prior three month period.  The Company issued Dividend Accrual Warrants totaling 150,000 for the three months ended March 31, 2012.  The Company valued these issuances using the Black-Scholes option pricing model with the following assumptions: share price:  $0.0006; strike price: $0.001; expected volatility: 27%; risk free interest rate: 1.04%; term: 5 years

For the three months ended March 31, 2012 and 2011, dividends related to the Series D Preferred Stock totaled $1,500 and $0, respectively.  Accrued dividends totaled $5,786 and $4,286 at March 31, 2012 and December 31, 2011, respectively, and are included in accounts payable and accrued expenses on the consolidated balance sheet.

D.  Issuance of Deferred Interest Payment Warrants –

The Company continued to fail to pay interest on the promissory notes that were previously issued to Brookstein, Ponzio and Nascap (the “Note Holders”).  To compensate the Note Holders for the failure to pay interest on their promissory notes in the first quarter of 2012, the Company granted to such Note Holders warrants (each, a “Deferred Interest Payment Warrant”) to purchase shares of Common Stock at the rate of 100 Deferred Interest Payment Warrants for every $1 of interest not paid.  For the three months ended March 31, 2012, 1,950,000 Deferred Interest Payment Warrants were issued and have terms substantially identical to the Deferred Salary Warrants and Dividend Accrual Warrants. The Company valued these issuances using the Black-Scholes option pricing model with the following assumptions: share price:  $0.0003; strike price: $0.001; expected volatility: 27%; risk free interest rate: 2.01%; term: 5 years

The Company will not pay interest to the Note Holders in the second quarter of 2012.  To compensate them, the Company granted Deferred Interest Payment Warrants to purchase shares of Common Stock at the rate of 100 Deferred Interest Payment Warrants for every $1 of interest not paid.  The Company issued a total of 1,950,000 Deferred Interest Payment Warrants on April 1, 2012.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

7.	Capital Transactions (Continued)

E .  Warrant Exchange Agreements –

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

As the New Warrants contain “cashless exercise” provisions, the value of the New Warrants were recognized as liabilities and not as part of stockholders’ deficiency.  In addition, the Company is required to revalue the New Warrants at the end of each reporting period with the change in value reported on the statement of operations.  The Company valued these issuances using the Black-Scholes option pricing model with the following assumptions at March 31, 2012: share price:  $0.0006; strike price: $0.001; expected volatility: 27%; risk free interest rate: 1.04%; term: 5 years.  The Company recognized a loss on the value of the New Warrants of $5,411 and $0 for the three months ended March 31, 2012 and 2011, respectively.

8.	Recent Accounting Pronouncements:

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

9.	Subsequent Event:

On April 6, 2012, the Company signed a one month financial marketing consulting agreement for investor relations services for total fees of $41,000. The Company remitted $6,000 towards amounts owed under the agreement.

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

● the Company’s ability to attract and retain qualified senior management personnel; and

● other risks and uncertainties set forth in this Form 10-Q, the Company’s Form 10-K for the year ended December 31, 2011, and, from time to time, in the Company’s other filings with the Securities and Exchange Commission.

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

The Company’s critical accounting policies are described in Note 2 to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2012.

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

Results of Operations for the Three Months Ended March 31, 2012 (“2012”) Compared to the Three Months Ended March 31, 2011 (“2011”)

Selling and general and administrative expenses consist primarily of officer’s salary and professional fees for accounting and auditing services, legal fees and insurance costs.  Selling and general and administrative expenses for the three months ended March 31, 2012 and 2011 amounted to $127,163 and $120,934, respectively. Operating expenses consist of the following for the three months ended March 31, 2012 and 2011.

	2012	2011
Officer’s salary	$60,000	$60,000
Payroll taxes and insurance	10,096	9,242
Professional fees	51,875	28,563
Other	5,192	23,129

Total	$127,163	$120,934

For the three months ended March 31, 2012 and 2011, interest expense amounted to $19,755 and $21,884, respectively. Interest expense relates primarily to amounts owed on our various debt arrangements.

For the reasons set forth above, the Company’s 2012 net loss for the three month period increased by $9,511 to $152,329 in 2012 from $142,818 in 2011.

Dividends of $39,000 were accrued on the Series B Preferred Stock and Series D Preferred Stock for the three months ended March 31, 2012.  Dividends of $37,500 were accrued on the Series B Preferred Stock for the three months ended March 31, 2011. The dividends are taken into account when computing loss per common share.  Accrued dividends total $487,500 at March 31, 2012.

The Company’s annual effective tax rate was estimated to be 0% for both 2012 and 2011. Accordingly, no tax benefit or cost was recognized in either of such periods.  During the current and prior periods, the Company did not record an income tax benefit for net deferred tax assets generated due to the uncertainty of their realization.

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

As the New Warrants contain “cashless exercise” provisions, the value of the New Warrants were recognized as liabilities and not as part of stockholders’ deficiency.  In addition, the Company is required to revalue the New Warrants at the end of each reporting period with the change in value reported on the statement of operations.  The Company valued these issuances using the Black-Scholes option pricing model. The Company recognized a loss on the value of the New Warrants of $5,411 and $0 for the three months ended March 31, 2012 and 2011, respectively.

  Liquidity and Capital Resources

At March 31, 2012 we had a cash balance of $279 compared to $529 at December 31, 2011.

Cash used in operating activities of $51,564.  The decrease in cash was primarily attributable to funding the loss for the period.

Net cash provided by financing activities was $51,314.  The Company received working capital loans of $51,314 including loans from Brookstein of $1,314.

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

.

Off-Balance Sheet Arrangements

As of March 31, 2012, there were no off-balance sheet arrangements.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, including the CEO/CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2012.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.     Defaults upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information.

Not applicable.

Item 6.     Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.135 of the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2011), filed with the Securities and Exchange Commission on April 16, 2012].
10.2	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.136 of the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2011), filed with the Securities and Exchange Commission on April 16, 2012].
10.3	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.137 of the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2011), filed with the Securities and Exchange Commission on April 16, 2012].
10.4	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. [Incorporated by reference to Exhibit 10.138 of the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2011), filed with the Securities and Exchange Commission on April 16, 2012].
10.5	Warrant Certificate of Compliance Systems Corp., dated March 31, 2012 evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein.

10.6	Warrant Certificate of Compliance Systems Corp., dated March 31, 2012, evidencing 150,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.7	Warrant Certificate of Compliance Systems Corp., dated March 31, 2012, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc.
10.8	Warrant Certificate of Compliance Systems Corp., dated April 1, 2012, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.9	Warrant Certificate of Compliance Systems Corp., dated April 1, 2012, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.10	Warrant Certificate of Compliance Systems Corp., dated April 1, 2012, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio.
10.11	Warrant Certificate of Compliance Systems Corp., dated April 1, 2012, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp.
10.12	Financial Marketing Consulting Services Agreement with Equities Awareness Group, dated April 4, 2012.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Barry M. Brookstein.
32.1	Section 1350 Certification of Barry M. Brookstein.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels

**XBRL	Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2012	Compliance Systems Corporation.

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Barry M. Brookstein	Chief Executive Officer, President, Chief Financial Officer	May 15, 2012
Barry M. Brookstein	and Director
(Principal Executive Officer, Principal Financial Officer And Principal Accounting Officer)

