Form 10-Q
period 2012-06-30
COMPLIANCE SYSTEMS CORP
filed 2012-08-20
CIK 1206133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 20, 2012, 1,441,770,097 shares of common stock of the issuer were outstanding.

INDEX PAGE

PART I

FINANCIAL INFORMATION

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS

Current Assets:
Cash	$279	$529

Total Current Assets	279	529

Total Assets	$279	$529

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Short-term and demand notes payable	$495,500	$474,500
Accounts payable and accrued expenses	1,439,646	1,287,054
Accrued officers' compensation	1,130,000	1,010,000
Notes and loans payable - related parties	88,772	82,958
Current maturities of long-term debt	280,250	210,750
Total Current Liabilities	3,434,168	3,065,262

Warrant liability	167	265

Total Liabilities	3,434,335	3,065,527

Commitments

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Series D: 100,000 shares authorized, 50,000 shares issued and outstanding	50	50
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 281,783,997 shares issued and outstanding	281,783	281,783
Additional paid-in capital	5,882,370	5,959,649
Accumulated deficit	(9,603,632)	(9,311,853)
Total Stockholders' Deficiency	(3,434,056)	(3,064,998)

Total Liabilities and Stockholders' Deficiency	$279	$529

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$-	$-	$-	$-

Cost of Revenues	-	-	-	-

Gross Margin	-	-	-	-

Operating Expenses:
Selling, general and administrative expenses	124,993	131,487	252,156	252,421

Operating Loss	(124,993)	(131,487)	(252,156)	(252,421)

Interest expense	(19,966)	(46,414)	(39,721)	(68,298)

Warrant fair value adjustment	5,509	5,371	98	5,371

Net Loss	(139,450)	(172,530)	(291,779)	(315,348)

Preferred Dividends	39,000	38,786	78,000	76,286

Net Loss Attributable to Common Stockholders	$(178,450)	$(211,316)	$(369,779)	$(391,634)

Basic and Diluted Per Share Data:
Net loss	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding
Basic and Diluted	281,783,997	281,783,997	281,783,997	281,783,997

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(291,779)	$(315,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest/penalty accrued and not paid or imputed	39,000	43,201
Stock-based compensation	721	13,017
Warrant fair value adjustment	(98)	(5,371)
Warrant exchange	-	11,797
Bad debt expense	-	288
Changes in assets and liabilities:
Accounts receivable	-	28,234
Prepaid expenses and other current assets	-	27,025
Accounts payable and accrued expenses	74,592	41,013
Accrued officers' compensation	120,000	120,000
Total adjustments	234,215	279,204
Net Cash Used in Operating Activities	(57,564)	(36,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	56,000	-
Proceeds from loans payable-related party	1,314	-
Net repayments of short-term and demand loans	-	(15,291)
Proceeds from issuances of preferred stock	-	50,000
Net Cash Provided By Financing Activities	57,314	34,709

NET DECREASE IN CASH	(250)	(1,435)

CASH - Beginning of Period	529	19,014

CASH - End of Period	$279	$17,579

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for:
Interest	$-	$284

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred dividends declared and accrued, but not paid	$78,000	$76,286
Insurance premium financed	$-	$27,999
Reclassification of warrants to a liability	$-	$1,413

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation:

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.  The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on April 16, 2012.

The Company’s current business plan is to attempt to identify and negotiate with business targets for mergers of those entities with and into the Company.   No assurance can be given that the Company will be successful in identifying or negotiating with any target company.

On June 7, 2012, the Company entered into a Securities Exchange Agreement with RDRD II Holding LLC, a Delaware limited liability company (“RDRD”). The Securities Exchange Agreement (the “Agreement”) contemplates a contribution to us by RDRD of an interest in an entity organized under the laws of Ireland currently owned by RDRD in exchange for the issuance to RDRD by us of shares of our common stock representing, immediately following the consummation of such exchange, 95% of all of our outstanding stock on a fully diluted basis. The Agreement is expected to close during the fiscal third quarter.

On July 19, 2012, the Company’s Board of Directors adopted and the Company’s stockholders approved of a reverse stock split of its outstanding common stock at a ratio of 1-for-994.488567392 shares. The reverse stock split was not effective as of the date of filing this report.

2.	Liquidity and Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered continued losses from operations since its inception. At June 30, 2012, the Company had stockholders’ and working capital deficiencies of approximately $3.43 million and $3.43 million, respectively.

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

	June 30, 2012	June 30, 2011
Preferred stock	587,231,900	587,231,900
Warrants	242,636,100	196,136,100
Stock options	10,000,000	40,000,000

B.   Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments, consisting primarily of cash, accounts payable and accrued expenses and all debt, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.  The warrant liability was valued using the Black-Scholes option pricing model.  See Note 7E.

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

Share based payments amounted to $466 and $13,017 for the three months ended June 30, 2012 and 2011, respectively, and $721 and $13,017 for the six months ended June 30, 2012 and 2011, respectively.

D.   Subsequent Events

Management has evaluated subsequent events through the date of this filing.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

4.	Short-Term and Demand Notes Payable

Short-term and demand notes payable consist of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)

Nascap Corp. and accrued interest (A)	$465,500	$444,500
John Koehler (B)	30,000	30,000

Total	$495,500	$474,500

A.	Secured Demand Note – Nascap Corp. (“Nascap”)

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

On May 25, 2012, the Nascap note was assigned to five entities unrelated to the Company (the “Entities”). Accrued and unpaid interest on the note totaled $115,500 and $94,500 at June 30, 2012 and December 31, 2011 respectively. At both June 30, 2012 and December 31, 2011, $350,000 was outstanding on this note.

On July 1, 2012, in contemplation of the Agreement, the accrued interest on the note was waived. In consideration for the assignment of the note and the waiving of accrued interest owed to Nascap, the Company issued Nascap 250,000,000 shares of the Company’s Common Stock. See Note 7G.

On June 28, 2012, pursuant to a Final Declaratory Judgment, the Company was ordered to issue 7,000,000 post-split shares of its common stock to the Entities in satisfaction of the note. Such shares have not been issued as of the date of this report.

B.	Promissory Note – John Koehler (“Koehler”)

On October 1, 2003, the predecessor to Execuserve issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor.  The note was amended on October 25, 2004.  Upon the acquisition of Execuserve by the Company, Koehler was owed $37,000. The balance owed is being paid in monthly installments of $1,000.  The Company is in default as it has not made a payment since September 2010.  The balance due to Koehler at June 30, 2012 and December 31, 2011 totaled $30,000.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

5.	Long-term Debt

Long-term debt at June 30, 2012 and December 31, 2011 consists of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Notes payable and accrued interest to officer/stockholder (A)	$74,750	$70,250
Loans payable to officer/stockholder (B)	14,022	12,708
Other secured debt and accrued interest (C)	224,250	210,750
Other loans payable (D)	56,000	—
Total long-term debt	369,022	293,708
Current maturities of long-term debt	369,022	293,708
Long-term debt less current maturities	$—	$—

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

The Brookstein New Note had a maturity date of January 1, 2011 and bears interest at the rate of 18% per annum (20%, in the case of a default under the Brookstein New Note), with interest payable monthly in arrears.  In March 2011, the maturity date of the Brookstein New Note was extended to July 1, 2011 and was further extended in August 2011 to January 1, 2012.  The principal and accrued interest were not paid on January 1, 2012 and are now due on demand. Interest incurred on the note totaled $2,250 for each of the three months ended June 31, 2012 and 2011 and $4,500 for each of the six months ended June 30, 2012 and 2011.  Accrued and unpaid interest totaled $24,750 and $20,250 at June 30, 2012 and December 31, 2011, respectively.   At both June 30, 2012 and December 31, 2011, $50,000 was outstanding on this note.

On July 1, 2012, in contemplation of the Agreement, Brookstein waived all accrued interest owed. In July 2012, the Company issued 50,000 shares of its Series D Senior Convertible Voting Redeemable Preferred Stock (“Series D Preferred Stock”) in satisfaction of the Brookstein New Note. See Note 7F.

B.   Loans Payable - Brookstein

At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At June 30, 2012 and December 31, 2011, loans payable - Brookstein was $14,022 and $12,708, respectively.

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

On May 25, 2012, the Ponzio note was assigned to Summit Trading Ltd., an unrelated entity. Accrued and unpaid interest as of June 30, 2012 and December 31, 2011 totaled $74,250 and $60,750, respectively.  At both June 30, 2012 and December 31, 2011, $150,000 was outstanding on this note.

On July 1, 2012, in contemplation of the Agreement, the accrued interest on the note was waived. In consideration for the assignment of the note and the waiving of accrued interest by Ponzio, the Company issued Ponzio 100,000,000 shares of the Company’s Common Stock. See Note 7G.

On June 28, 2012, pursuant to a Final Declaratory Judgment, the Company was ordered to issue 3,000,000 post-split shares of its common stock to Summit in satisfaction of the note. Such shares have not been issued as of the date of this report.

D.   Loans Payable – RDRD

During the six months ended June 30, 2012, RDRD loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At June 30, 2012, loans payable was $56,000.

6.	Commitments:

A.  Employment Agreements

The Company had employment agreements with Brookstein and Dean Garfinkel through November 30, 2011. Garfinkel resigned in November 2010.  These officers deferred receiving the payments of their salaries in 2010 and Brookstein deferred receiving the payment of his salary in 2011 and 2012.  The payment of accrued salaries owing to Garfinkel in the amount of $380,000 was satisfied by the issuance of 100,000,000 shares of the Company’s Common Stock on July 1, 2012. See Note 7E.

The employment contract with Brookstein expired in November 2011 and the agreement was now on a month-to-month basis.  See Note 7.

On July 1, 2012, in contemplation of the Agreement, Brookstein waived all accrued salaries owed to him through June 30, 2012.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

7.	Capital Transactions:

A.  Issuance of Deferred Salary Warrants –

Brookstein has been deferring all or a portion of his salary since January 1, 2009.

Effective January 1, 2012, Brookstein agreed to continue deferring his full salary.  The amount of such deferred salaries for the three and six months ending June 30, 2012 totaled $60,000 and $120,000, respectively. As compensation, the Company granted to Brookstein Deferred Salary Warrants to purchase 12,000,000 (each a “2012 Deferred Salary Warrant Share”) of Company Common Stock at $0.001 per 2012 Deferred Salary Warrant Share at the rate of 100 Deferred Salary Warrants for each $1 of deferred salary for a term of five years.  The Company valued these issuances utilizing a Black-Scholes option pricing model with the following assumptions:  share price: $0.0003 - $0.0006; exercise price: $0.001; expected volatility: 27%; risk-free rate: 1.03% - 2.01%; term: 5 years.

Effective July 1, 2012, Brookstein agreed to continue deferring his full salary for the three months ended September 30, 2012.  The amount of such deferred salaries for the three months ending September 30, 2012 will total $60,000.  As compensation, the Company granted to Brookstein 2012 Deferred Salary Warrants to purchase 6,000,000 share of Company Common Stock at $0.001 per Deferred Salary Warrant Share at the rate of 100 Deferred Salary Warrants for each $1 of deferred salary for a term of five years.

On July 1, 2012, all of the issued and outstanding Deferred Salary Warrants were exchanged for shares of the Company’s common stock in contemplation of the Agreement. See Note 7G.

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

The Company deferred dividends totaling $37,500 and $75,000, respectively, for the three and six months ended June 30, 2012, $30,000 due to Brookstein, and $45,000 due to Spirits at June 30, 2012.  To compensate Brookstein and Spirits for the failure to pay dividends when due, the Company agreed to grant five-year warrants (each, a “Dividend Accrual Warrant”) to purchase shares (each, a “Dividend Accrual Warrant Share”) of Company Common Stock to such holders at $0.001 per Dividend Accrual Warrant Share at a rate of 100 Dividend Accrual Warrants for every $1 of dividend accrued during the prior three and six month periods.  The Company issued Dividend Accrual Warrants totaling 1,500,000 and 3,000,000 to Brookstein and 2,250,000 and 4,500,000 to Spirits for the three and six months ended June 30, 2012, respectively.  The Company valued these issuances using the Black-Scholes option pricing model with the following assumptions: share price:  $0.0003 - $0.0006; strike price: $0.001; expected volatility: 27%; risk free interest rate: 0.720% - 1.04%; term: 5 years.

For each of the three months ended June 30, 2012 and 2011, dividends related to the Series B Preferred Stock totaled $37,500. For each of the six months ended June 30, 2012 and June 30, 2011, dividends totaled $75,000.  Accrued dividends totaled $525,000 and $450,000 at June 30, 2012 and December 31, 2011, respectively, and are included in accounts payable and accrued expenses on the consolidated balance sheet.

On July 1, 2012, the following transactions occurred in contemplation of the Agreement:

1.	Brookstein received 250,000,000 shares of the Company’s Common Stock in lieu of payment of accrued dividends owed to himself and Spirits as of June 30, 2012. In addition, no further dividends will be accrued.
2.	All of the issued and outstanding Dividend Accrual Warrants were exchanged for shares of the Company’s common stock.

See Note 7G.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

7.	Capital Transactions (Continued)

C.  Issuance of Dividend Accrual Warrants - Series D Senior Convertible Voting Redeemable Preferred Stock (“Series D Preferred Stock”) –

The Company has failed to pay dividends on the 50,000 outstanding shares of its Series D Preferred Stock.  As with the Series B Preferred Stock Discussed above, dividends may only be paid out of funds legally available for such purpose.

The Company deferred dividends totaling $1,500 and $3,000 for the three and six months ended June 30, 2012, respectively.   To compensate Brookstein for the failure to pay dividends when due, the Company agreed to grant five-year warrants (each, a “Dividend Accrual Warrant”) to purchase shares (each, a “Dividend Accrual Warrant Share”) of Company Common Stock to such holders at $0.001 per Dividend Accrual Warrant Share at a rate of 100 Dividend Accrual Warrants for every $1 of dividend accrued during the prior three month period.  The Company issued Dividend Accrual Warrants totaling 150,000 and 300,000 for the three and six months ended June 30, 2012, respectively.  The Company valued these issuances using the Black-Scholes option pricing model with the following assumptions: share price:  $0.0003 - $0.0006; strike price: $0.001; expected volatility: 27%; risk free interest rate: 0.720% - 1.04%; term: 5 years

For the three months ended June 30, 2012 and 2011, dividends related to the Series D Preferred Stock totaled $1,500 and $1,286, respectively. For the six months ended June 30, 2012 and 2011, dividends related to the Series D Preferred Stock totaled $3,000 and $1,286, respectively.  Accrued dividends totaled $7,286 and $4,286 at June 30, 2012 and December 31, 2011, respectively, and are included in accounts payable and accrued expenses on the consolidated balance sheet.

On July 1, 2012, all of the issued and outstanding Dividend Accrual Warrants were exchanged for shares of the Company’s common stock in contemplation of the Agreement. See Note 7G.

D.  Issuance of Deferred Interest Payment Warrants –

The Company continued to fail to pay interest on the promissory notes that were previously issued to Brookstein, Ponzio and Nascap (the “Note Holders”).  To compensate the Note Holders for the failure to pay interest on their promissory notes for the three and six months ended June 30, 2012, the Company granted to such Note Holders warrants (each, a “Deferred Interest Payment Warrant”) to purchase shares of Common Stock at the rate of 100 Deferred Interest Payment Warrants for every $1 of interest not paid.  For the three and six months ended June 30, 2012, 1,950,000 and 3,900,000 Deferred Interest Payment Warrants were issued and have terms substantially identical to the Deferred Salary Warrants and Dividend Accrual Warrants. The Company valued these issuances using the Black-Scholes option pricing model with the following assumptions: share price:  $0.0003 - $0.0006; strike price: $0.001; expected volatility: 27%; risk free interest rate: 1.03% - 2.01%; term: 5 years

The Company will not pay interest to the Note Holders in the third quarter of 2012.  To compensate them, the Company granted Deferred Interest Payment Warrants to purchase shares of Common Stock at the rate of 1.00 Deferred Interest Payment Warrants for every $1 of interest not paid.  The Company issued a total of 1,950,000 Deferred Interest Payment Warrants on July 1, 2012.

As discussed above, on July 1, 2012, the Note Holders waived all accrued interest owed to them. On July 1, 2012, all of the issued and outstanding deferred Interest Payment Warrants were exchanged for shares of the Company’s Common Stock in contemplation of the Agreement. See Note 7G.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

7.	Capital Transactions (Continued)

E .  Warrant Exchange Agreements –

The Company entered into separate warrant exchange agreements with Brookstein, Spirits, Garfinkel, Ponzio and Nascap to purchase an aggregate of 128.13 million shares of the Company’s Common Stock.  The warrant holders included the Company’s chairman of the board, chief executive officer and chief financial officer and a company in which such officer is the sole equity owner, as well as the Company’s former president and chief executive officer.  Each of the warrant exchange agreements were dated as of May 12, 2011 and provided for the exchange of the warrants then held by such warrant holders (the “Old Warrants”) for new warrants (the “New Warrants”).  The number of shares of Common Stock issuable upon exercise of the New Warrants is equal to the number of shares of Common Stock that were issuable upon exercise of the Old Warrants.  The Old Warrants had exercise prices ranging from $0.001 to $0.05 per share (a weighted average exercise price of $0.022 per share) and had exercise periods expiring from June 23, 2014 through March 31, 2016 (typically, five years after the date of issuance of the subject warrants).  However, the Old Warrants contained certain anti-dilution provisions which caused the effective exercise prices to be reduced to less than $0.001 per share.  The New Warrants all have an exercise price of $0.001 per share and expire on May 11, 2016.  The New Warrants contain cashless exercise provisions.  The anti-dilution provisions of the New Warrants are primarily limited to stock splits and corporate transactions involving mergers and consolidations while the Old Warrants contained anti-dilution provisions that caused the reduction in the exercise prices of the Old Warrants whenever the Company issued stock or derivative securities with an effective purchase price less than the then exercise price of the subject Old Warrants.  The Company had issued the Old Warrants in connection with the (x) accrual of dividends due on preferred stock of the Company owned by certain of the warrant holders, (y) deferral of the payment of interest due on promissory notes of the Company owned by certain of the warrant holders and (z) deferral of salary due certain of the warrant holders in their capacities as executive officers of the Company.

As a result of the exchanges, the Company recognized a charge of $11,797 for the three and six months ended June 30, 2011, respectively, which is classified as part of interest expense.

As the New Warrants contain “cashless exercise” provisions, the value of the New Warrants were recognized as liabilities and not as part of stockholders’ deficiency.  In addition, the Company is required to revalue the New Warrants at the end of each reporting period with the change in value reported on the statement of operations.  The Company valued these issuances using the Black-Scholes option pricing model with the following assumptions at June 30, 2012: share price:  $0.0003 - $0.0006; strike price: $0.001; expected volatility: 27%; risk free interest rate: 0.720% - 1.04%; term: 3.87 – 4.12 years.  The Company recognized a gain on the value of the New Warrants of $5,509 and $98 for the three and six months ended June 30, 2012, respectively. For both the three and six months ended June 30, 2011, the Company recognized a gain of $5,371.

In July 2012, the New Warrants were exchanged for shares of the Company’s Common Stock in contemplation of the Agreement. See Note 7G.

F.  Issuance of Series D Preferred Stock –

In July 2012, the Company issued 50,000 shares of Series D Preferred Stock to Brookstein in full satisfaction of the Brookstein New Note. See Note 5A.

G. Issuances in Q3 2012 -

On July 1, 2012, the Company issued 249,986,100 shares of the Company’s Common Stock in exchange for all outstanding warrants.

On July 1, 2012, the Company issued 10,000,000 shares of the Company’s Common Stock in exchange for all outstanding options.

On July 1, 2012, the Company issued Nascap 250,000,000 shares of the Company’s Common Stock in consideration for the assignment of the Nascap note and the waiving of accrued interest by Nascap. See Note 4A.

On July 1, 2012, the Company issued Ponzio 100,000,000 shares of the Company’s Common Stock in consideration for the assignment of the Ponzio note and the waiving of accrued interest by Ponzio. See Note 5C.

On July 1, 2012, the Company issued Garfinkel, 100,000,000 shares of the Company’s Common Stock in lieu of the payment of accrued salary totaling $380,000 as of June 30, 2012. See Note 6A.

On July 1, 2012, the Company issued Brookstein 250,000,000 shares of the Company’s Common Stock in lieu of payments of accrued dividends.

On July 1, 2012, the Company issued a total of 200,000,000 shares of the Company’s Common Stock to vendors in consideration for extending payment terms.

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

On June 7, 2012, the Company entered into a Securities Exchange Agreement with RDRD II Holding LLC, a Delaware limited liability company (“RDRD”). The Securities Exchange Agreement (the “Agreement”) contemplates a contribution to us by RDRD of an interest in an entity organized under the laws of Ireland currently owned by RDRD in exchange for the issuance to RDRD by us of shares of our common stock representing, immediately following the consummation of such exchange, 95% of all of our outstanding stock on a fully diluted basis. The Agreement is expected to close during the fiscal third quarter.

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

The Company’s critical accounting policies are described in Note 2 to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no material changes to our critical accounting policies as of and for the three and six months ended June 30, 2012.

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

Results of Operations for the Three and Six Months Ended June 30, 2012 (“2012”) Compared to the Three and Six Months Ended June 30, 2011 (“2011”)

Selling and general and administrative expenses consist primarily of officer’s salary and professional fees for accounting and auditing services, legal fees and insurance costs.  Selling and general and administrative expenses for the three months ended June 30, 2012 and 2011 amounted to $124,993 and $131,487, respectively. For the six months ended June 30, 2012 and 2011, selling, general and administrative expenses amounted to $252,156 and $252,421, respectively. Operating expenses consist of the following for the three and six months ended June 30, 2012 and 2011.

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Officer’s salary	$60,000	$60,000	$120,000	$120,000
Payroll taxes and insurance	4,837	10,421	14,933	19,663
Professional fees	17,625	45,023	69,500	73,586
Other	42,531	16,043	47,723	39,172

Total	$124,993	$131,487	$252,156	$252,421

For the three months ended June 30, 2012 and 2011, interest expense amounted to $19,966 and $46,414, respectively. Interest expense for the six months ended June 30, 2012 and 2011 amounted to $39,721 and $68,298, respectively. Interest expense relates primarily to amounts owed on our various debt arrangements.

For the reasons set forth above, the Company’s 2012 net loss for the three month period decreased by $33,080 to $139,450 in 2012 from $172,530 in 2011 and for the six months decreased by $23,569 to $291,779 in 2012 from $315,348 in 2011.

Dividends of $39,000 and $78,000 were accrued on the Series B Preferred Stock and Series D Preferred Stock for the three and six months ended June 30, 2012.  Dividends of $38,786 and $76,286 were accrued on the Series B Preferred Stock and Series D Preferred Stock for the three and six months ended June 30, 2011. The dividends are taken into account when computing loss per common share.  Accrued dividends total $525,000 at June 30, 2012.

The Company’s annual effective tax rate was estimated to be 0% for both 2012 and 2011. Accordingly, no tax benefit or cost was recognized in either of such periods.  During the current and prior periods, the Company did not record an income tax benefit for net deferred tax assets generated due to the uncertainty of their realization.

Warrant Exchange

On May 12, 2011, the Company exchanged warrants (the “Old Warrants”) to purchase an aggregate of 128.13 million shares of our Common Stock, with exercise prices ranging between $0.001 and $0.05 per share and expiration dates between June 23, 2014 and March 31, 2016, for new warrants (the “New Warrants”) to purchase the same number of shares of our common stock at an exercise price of $0.001 per share and having an expiration date of May 11, 2016.  The New Warrants, which all expire on May 11, 2016, permit “cashless exercise,” a right which was not provided for in the Old Warrants.  The New Warrants also contain anti-dilution provisions that are not as advantageous to the warrant holders as the anti-dilution provisions applicable to the Old Warrants.

As the New Warrants contain “cashless exercise” provisions, the value of the New Warrants were recognized as liabilities and not as part of stockholders’ deficiency.  In addition, the Company is required to revalue the New Warrants at the end of each reporting period with the change in value reported on the statement of operations.  The Company valued these issuances using the Black-Scholes option pricing model. The Company recognized a gain on the value of the New Warrants of $5,509 and $98 for the three and six months ended June 30, 2012, respectively. For both the three and six months ended June 30, 2011, the Company recognized a gain of $5,371.

Liquidity and Capital Resources

At June 30, 2012 we had a cash balance of $279 compared to $529 at December 31, 2011.

Cash used in operating activities of $57,564.  The decrease in cash was primarily attributable to funding the loss for the period.

Net cash provided by financing activities was $57,314.  The Company received working capital loans of $57,314 including loans from Brookstein of $1,314.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, there were no off-balance sheet arrangements.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, including the CEO/CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.

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

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings.

On June 28, 2012, pursuant to a Final Declaratory Judgment, the Company was ordered to issue 10,000,000 post-split shares of its common stock to various entities in satisfaction of notes payable. Such shares have not been issued as of the date of this filing.

Item 1A. Risk Factors.

Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.     Defaults upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information.

Not applicable.

Item 6.     Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.135 of the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2011), filed with the Securities and Exchange Commission on April 16, 2012].
10.2	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.136 of the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2011), filed with the Securities and Exchange Commission on April 16, 2012].
10.3	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.137 of the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2011), filed with the Securities and Exchange Commission on April 16, 2012].
10.4	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. [Incorporated by reference to Exhibit 10.138 of the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2011), filed with the Securities and Exchange Commission on April 16, 2012].
10.5	Warrant Certificate of Compliance Systems Corp., dated March 31, 2012 evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].

10.6	Warrant Certificate of Compliance Systems Corp., dated March 31, 2012, evidencing 150,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].
10.7	Warrant Certificate of Compliance Systems Corp., dated March 31, 2012, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. [Incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].
10.8	Warrant Certificate of Compliance Systems Corp., dated April 1, 2012, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].
10.9	Warrant Certificate of Compliance Systems Corp., dated April 1, 2012, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.9 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].
10.10	Warrant Certificate of Compliance Systems Corp., dated April 1, 2012, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.10 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].
10.11	Warrant Certificate of Compliance Systems Corp., dated April 1, 2012, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. [Incorporated by reference to Exhibit 10.11 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].
10.12	Financial Marketing Consulting Services Agreement with Equities Awareness Group, dated April 4, 2012. [Incorporated by reference to Exhibit 10.12 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].
10.13	Warrant Certificate of Compliance Systems Corp., dated June 30, 2012 evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.14	Warrant Certificate of Compliance Systems Corp., dated June 30, 2012, evidencing 150,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.15	Warrant Certificate of Compliance Systems Corp., dated June 30, 2012, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc.
10.16	Warrant Certificate of Compliance Systems Corp., dated July 1, 2012, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.17	Warrant Certificate of Compliance Systems Corp., dated July 1, 2012, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.18	Warrant Certificate of Compliance Systems Corp., dated July 1, 2012, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio.
10.19	Warrant Certificate of Compliance Systems Corp., dated July 1, 2012, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Barry M. Brookstein.
32.1	Section 1350 Certification of Barry M. Brookstein.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels

**XBRL	Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2012	Compliance Systems Corporation.

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Barry M. Brookstein	Chief Executive Officer, President, Chief Financial Officer	August 20, 2012
Barry M. Brookstein	and Director
(Principal Executive Officer, Principal Financial Officer And Principal Accounting Officer)

