Form 10-Q/A
period 2012-06-30
COMPLIANCE SYSTEMS CORP
filed 2012-08-22
CIK 1206133

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to the Quarterly Report on Form 10-Q of Compliance Systems Corporation for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.  No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

PART II

OTHER INFORMATION

Item 6.     Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.135 of the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2011), filed with the Securities and Exchange Commission on April 16, 2012].
10.2	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.136 of the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2011), filed with the Securities and Exchange Commission on April 16, 2012].
10.3	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.137 of the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2011), filed with the Securities and Exchange Commission on April 16, 2012].
10.4	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. [Incorporated by reference to Exhibit 10.138 of the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2011), filed with the Securities and Exchange Commission on April 16, 2012].
10.5	Warrant Certificate of Compliance Systems Corp., dated March 31, 2012 evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].

10.6	Warrant Certificate of Compliance Systems Corp., dated March 31, 2012, evidencing 150,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].
10.7	Warrant Certificate of Compliance Systems Corp., dated March 31, 2012, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. [Incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].
10.8	Warrant Certificate of Compliance Systems Corp., dated April 1, 2012, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].
10.9	Warrant Certificate of Compliance Systems Corp., dated April 1, 2012, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.9 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].
10.10	Warrant Certificate of Compliance Systems Corp., dated April 1, 2012, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.10 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].
10.11	Warrant Certificate of Compliance Systems Corp., dated April 1, 2012, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. [Incorporated by reference to Exhibit 10.11 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].
10.12	Financial Marketing Consulting Services Agreement with Equities Awareness Group, dated April 4, 2012. [Incorporated by reference to Exhibit 10.12 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].
10.13	Warrant Certificate of Compliance Systems Corp., dated June 30, 2012 evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. †
10.14	Warrant Certificate of Compliance Systems Corp., dated June 30, 2012, evidencing 150,000 common stock purchase warrants registered in the name of Barry M. Brookstein. †
10.15	Warrant Certificate of Compliance Systems Corp., dated June 30, 2012, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. †
10.16	Warrant Certificate of Compliance Systems Corp., dated July 1, 2012, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. †
10.17	Warrant Certificate of Compliance Systems Corp., dated July 1, 2012, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. †
10.18	Warrant Certificate of Compliance Systems Corp., dated July 1, 2012, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. †
10.19	Warrant Certificate of Compliance Systems Corp., dated July 1, 2012, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. †
31.1	Rule 13a-14(a)/15d-14(a) Certification of Barry M. Brookstein. †
32.1	Section 1350 Certification of Barry M. Brookstein. †
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels

**XBRL	Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†	Designated exhibits were filed with the Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 22, 2012	Compliance Systems Corporation.

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein, President
Principal Executive Officer, Principal Financial Officer And Principal Accounting Officer