Form 10-Q
period 2012-09-30
COMPLIANCE SYSTEMS CORP
filed 2012-11-19
CIK 1206133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

(386) 409-0200

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2012, 41,170,345 post-split shares of common stock of the issuer were outstanding.

INDEX PAGE

PART I

FINANCIAL INFORMATION

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current Assets:
Cash	$130	$529
Total Current Assets	130	529

Total Assets	$130	$529

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Short-term and demand notes payable	$380,000	$474,500
Accounts payable and accrued expenses	862,075	1,287,054
Accrued officers' compensation	-	1,010,000
Notes and loans payable - related party	14,202	82,958
Current maturities of long-term debt	213,795	210,750
Total Current Liabilities	1,470,072	3,065,262

Warrant liability	-	265

Total Liabilities	1,470,072	3,065,527

Commitments

Stockholders' Deficiency:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Series D: 100,000 shares authorized, 100,000 and 50,000 shares issued and outstanding, respectively	100	50
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 1,449,759 and 283,346 shares issued and outstanding, respectively	1,449	283
Additional paid-in capital	7,927,368	6,241,149
Accumulated deficit	(9,404,232)	(9,311,853)
Total Stockholders' Deficiency	(1,469,942)	(3,064,998)

Total Liabilities and Stockholders' Deficiency	$130	$529

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$-	$-	$-	$-

Cost of Revenues	-	-	-	-

Gross Margin	-	-	-	-

Operating Expenses:
Selling, general and administrative expenses	34,440	100,920	286,596	353,341

Operating Loss	(34,440)	(100,920)	(286,596)	(353,341)

Other Income (Expense)
Gain on Forgiveness of Debt	189,750	-	189,750	-
Reversal of Payroll Taxes	71,601	-	71,601	-
Interest expense	(27,678)	(22,296)	(67,399)	(90,594)
Warrant fair value adjustment	167	6,417	265	11,788

Total Other Income (Expense)	233,840	(15,879)	194,217	(78,806)

Net Income (Loss)	199,400	(116,799)	(92,379)	(432,147)

Preferred Dividends	-	39,000	78,000	115,286

Net Income (Loss) Attributable to Common Shareholders	$199,400	$(155,799)	$(170,379)	$(547,433)

Per Share Data (post-split):
Net loss - Basic	$0.14	$(0.55)	$(0.25)	$(1.93)
Net loss - Diluted	$0.10	$(0.55)	$(0.25)	$(1.93)

Weighted Average Shares Outstanding (post-split) -
Basic	1,437,081	283,346	670,731	283,346
Diluted	2,077,844	283,346	670,731	283,346

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(92,379)	$(432,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest/penalty accrued and not paid or imputed	39,000	64,801
Share based payments	746	13,556
Gain on forgiveness of debt	(189,750)	-
Shares issued for extension of vendor terms	10,056	-
Shares issued for assignment of debt	17,597	-
Warrant exchange	-	11,797
Warrant fair value adjustment	(265)	(11,788)
Bad debt expense	-	288
Changes in assets and liabilities:
Accounts receivable	-	28,434
Prepaid expenses and other current assets	-	34,277
Accounts payable and accrued expenses	29,306	64,921
Accrued officers' compensation	120,000	180,000
Total adjustments	26,690	386,286
Net Cash Used in Operating Activities	(65,689)	(45,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	63,795	-
Proceeds from loans payable-related party	1,495	-
Net repayments of short-term and demand loans	-	(20,266)
Proceeds from issuances of preferred stock	-	50,000
Net Cash Provided By Financing Activities	65,290	29,734

NET DECREASE IN CASH	(399)	(16,127)

CASH - Beginning of Period	529	19,014

CASH - End of Period	$130	$2,887

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for:
Interest	$-	$441

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Preferred dividends declared and accrued, but not paid	$78,000	$115,286
Common stock issued for warrants and options	$261
Common stock issued for accrued dividends	$532,286
Common stock issued for accrued former officer's salary	$380,000
Waiver of accrued officer's salaries	$750,000
Waiver of accrued interest to officer	$24,750
Issuance of preferred stock for debt	$50,000
Reclassification of warrants to a liability	$-	$1,413
Insurance premium financed	$-	$27,999

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation:

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.  The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on April 16, 2012.

On July 19, 2012, the Company’s Board of Directors adopted and the Company’s stockholders approved of a reverse stock split of its outstanding common stock at a ratio of 1-for-994.488567392 shares. The reverse stock split was effective on October 3, 2012. All share amounts and results are reflected on a post-split basis.

2.	Acquisition:

On June 7, 2012, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with RDRD II Holding LLC, a Delaware limited liability company (“RDRD”). The Exchange Agreement was amended on October 29, 2012. The Exchange Agreement contemplated the acquisition of RDRD’s 70% equity ownership interest (the “Seaniemac Equity Interest”) in Seaniemac Limited (“Seaniemac”), an Ireland corporation. Seaniemac is in the business of operating a sports gaming website. The Exchange Agreement further contemplated that, in exchange for the Seaniemac Equity Interest, the Company would issue to RDRD an amount of shares of our common stock (the “RDRD Exchange Shares”) which, following such issuance, would equal approximately 71% of the Company’s then outstanding shares of Common Stock (on a fully diluted basis), after taking into account the 10 million post-split shares the Company was ordered by a court in Florida to issue to certain of its creditors in exchange for $500,000 of debt owed to such creditors (the “RDRD Percentage”) (see Notes 5 and 6).

On October 30, 2012, the acquisition was consummated (the “Closing”). In addition, immediately following the Closing, the Company issued 10,000,000 post-split shares of its common stock in accordance with a court order, in exchange for the cancellation of $500,000 of our debt (“Debt Exchange Shares”) (see Notes 5 and 6). As a result of the acquisition and the issuance of our Debt Exchange Shares, RDRD holds approximately 71% of our common stock. Prior to the acquisition, the Company was a shell company with no business operations. As a result of the acquisition, the Company is longer considered a shell company.

3.	Liquidity and Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered continued losses from operations since its inception. At September 30, 2012, the Company had stockholders’ and working capital deficiencies of approximately $1.47 million and $1.47 million, respectively.

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

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

4.	Significant Accounting Policies Applicable to Interim Financial Statements:

A.   Earnings Per Share (“EPS”)

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive.

The reconciliation of the denominator of the diluted EPS calculation, due to the inclusion of preferred stock, was as follows for the three months ended September 30, 2012:

Weighted average shares outstanding - basic	1,437,081
Preferred stock	640,763
Weighted average shares outstanding - diluted	2,077,844

The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive for the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011:

	Nine Months Ended	Nine and Three Months Ended
	September 30, 2012	September 30, 2011
Preferred stock	640,763	590,486
Warrants	—	209,139
Stock options	—	40,222

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

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

4.	Significant Accounting Policies Applicable to Interim Financial Statements (Continued):

C.  Stock Based Compensation Arrangements (Continued)

From time to time, the Company’s shares of common stock and warrants have been issued as payment to employees and non-employees for services. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in the Company’s consolidated financial statements for certain of its assets and expenses.

Share based payments amounted to $25 and $539 for the three months ended September 30, 2012 and 2011, respectively, and $746 and $13,556 for the nine months ended September 30, 2012 and 2011, respectively.

D.   Subsequent Events

Management has evaluated subsequent events through the date of this filing.

5.	Short-Term and Demand Notes Payable

Short-term and demand notes payable consist of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Nascap Corp. and accrued interest (A)	$350,000	$444,500
John Koehler (B)	30,000	30,000

Total	$380,000	$474,500

A.	Secured Demand Note – Nascap Corp. (“Nascap”)

In September 2006, CCI executed a secured $150,000 promissory note and related security agreement with Nascap.  Interest at 12% per annum was payable monthly in arrears and the note principal was due on demand.  The note was collateralized by the accounts receivable of the principal subsidiary and was unconditionally guaranteed by the Company.

As of March 31, 2009, the Company entered into a Loan Modification Agreement with Nascap.  The original Nascap note was amended and restated as a revolving line of credit promissory note (“Nascap Restated Note”) in the principal amount not to exceed $750,000.  The Nascap Restated Note contains the same terms and conditions as the original note, except for the revolving line of credit nature of the debt.  As consideration for entering into the Loan Modification Agreement, the Company agreed to issue Nascap 0.02 post-split Class A (each, a “Nascap Class A Warrant”) and 0.02 post-split Class B warrants (each, a “Nascap Class B warrant”) for each $1.00 of principal outstanding under the Nascap Restated Note on April 30, 2009.  Each Class A and Class B warrant entitles the holder to purchase one share of the Company’s common stock at $49.72 per share.  The Class B warrants require the holder to pay the exercise price in the form of cancellation of amounts outstanding under the Nascap Restated Note prior the payment of the exercise price in the form of cash. On July 1, 2012, the Company exchanged all of the Nascap Class A Warrants and Nascap Class B warrants for shares of Common Stock. See Note 8G.

On May 25, 2012, the Nascap note was assigned to five entities unrelated to the Company (the “Entities”). On July 1, 2012, in contemplation of the Exchange Agreement, the accrued interest on the note totaling $115,500 was waived. In consideration for the assignment of the note and the waiving of accrued interest, the Company issued Nascap 251,385 post-split shares of the Company’s Common Stock. See Note 8G.

Accrued and unpaid interest on the note totaled $0 and $94,500 at September 30, 2012 and December 31, 2011 respectively. At both September 30, 2012 and December 31, 2011, $350,000 was outstanding on this note.

On June 28, 2012, pursuant to a Final Declaratory Judgment, the Company was ordered to issue 7,000,000 post-split shares of its common stock to the Entities in satisfaction of the note. Such shares were issued on October 30, 2012 (see Notes 2 and 8H).

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

5.	Short-Term and Demand Notes Payable (Continued)

B.	Promissory Note – John Koehler (“Koehler”)

On October 1, 2003, the predecessor to Execuserve issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor.  The note was amended on October 25, 2004.  Upon the acquisition of Execuserve by the Company, Koehler was owed $37,000. The balance owed was to be paid in monthly installments of $1,000.  The Company is in default as it has not made a payment since September 2010.  The balance due to Koehler at September 30, 2012 and December 31, 2011 totaled $30,000.

6.	Long-term Debt

Long-term debt at September 30, 2012 and December 31, 2011 consists of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Notes payable and accrued interest to officer/stockholder (A)	$—	$70,250
Loans payable to officer/stockholder (B)	14,202	12,708
Other secured debt and accrued interest (C)	150,000	210,750
Other loans payable (D)	63,795	—
Total long-term debt	227,997	293,708
Current maturities of long-term debt	227,997	293,708
Long-term debt less current maturities	$—	$—

A.  Brookstein Promissory Note Exchange Agreement -

As of June 24, 2009, the Company entered in to a Promissory Note Exchange Agreement (the “Brookstein Exchange Agreement”) with Barry M. Brookstein (“Brookstein”) and simultaneously consummated the transactions contemplated by the Brookstein Exchange Agreement. Brookstein, a director and principal stockholder of the Company, is the Company’s chief executive officer and chief financial officer.  Under the Brookstein Exchange Agreement, Brookstein delivered and assigned a promissory note of Call Compliance, Inc., one of the Company’s wholly-owned subsidiaries (“CCI”), dated March 3, 2009, in the principal amount of $50,000 and payable to Brookstein (the “Brookstein Original Note”) in exchange for the Company issuing and delivering to Brookstein the Company’s 18% Senior Subordinated Secured Promissory Note, dated June 24, 2009, in the principal amount of $50,000 payable to Brookstein (the “Brookstein New Note”).  In connection with such exchange, the Company granted Brookstein a senior subordinated security interest (the “Brookstein Security Interest”) in all of the Company’s assets to secure the Company’s obligations under the Brookstein New Note, as evidenced and subject to the terms and conditions of a Security Agreement, dated June 24, 2009 (the “Brookstein Security Agreement”), between Brookstein and the Company.  As further consideration for entering into the Brookstein Exchange Agreement, Brookstein was granted 1,006 post-split Class “A” common stock purchase warrants of the Company (each, a “Brookstein Class A Warrant”) and 1,006 post-split Class “B” common stock purchase warrants of the Company (each, a “Brookstein Class B Warrant”).  Each of these warrants entitles its holder to purchase one share of Company common stock at a purchase price of $49.72 per share. The Brookstein Class A Warrants and Brookstein Class B Warrants expire on June 23, 2014.  If any amount (principal or interest) is outstanding under the Brookstein New Note, the purchase price upon exercise of any of the Brookstein Class B Warrants must be paid by the reduction of the amount outstanding under the Brookstein New Note. On July 1, 2012, the Company exchanged all of the Brookstein Class A Warrants and Brookstein Class B warrants for shares of Common Stock. See Note 8G.

The Brookstein Original Note was due on demand and bore interest at the rate of 18% per annum, payable monthly in arrears.

The Brookstein New Note had a maturity date of January 1, 2011 and bears interest at the rate of 18% per annum (20%, in the case of a default under the Brookstein New Note), with interest payable monthly in arrears.  In March 2011, the maturity date of the Brookstein New Note was extended to July 1, 2011 and was further extended in August 2011 to January 1, 2012.  The principal and accrued interest were not paid on January 1, 2012 and were then due on demand.

On July 1, 2012, in contemplation of the Exchange Agreement, Brookstein waived all accrued interest owed. In July 2012, the Company issued 50,000 shares of its Series D Senior Convertible Voting Redeemable Preferred Stock (“Series D Preferred Stock”) in satisfaction of the Brookstein New Note. See Note 8F.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

6.	Long-Term Debt (Continued)

A.  Brookstein Promissory Note Exchange Agreement (Continued) -

Interest incurred on the note totaled $0 and $2,250 for the three months ended September 30, 2012 and 2011, respectively, and $4,500 and $6,750 for the nine months ended September 30, 2012 and 2011, respectively.  Accrued and unpaid interest totaled $0 and $20,250 at September 30, 2012 and December 31, 2011, respectively.   At September 30, 2012 and December 31, 2011, $0 and $50,000 was outstanding on this note, respectively.

B.   Loans Payable - Brookstein

At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At September 30, 2012 and December 31, 2011, loans payable - Brookstein was $14,202 and $12,708, respectively.

C.   Ponzio Promissory Note Exchange Agreement –

The Company had outstanding unsecured demand loans due Henry A. Ponzio (“Ponzio”) in the aggregate principal amount of $150,000 at December 31, 2008. This demand loan bore interest at the rate of 18% per annum, payable monthly in arrears.

As of June 24, 2009, the Company entered into a Promissory Note Exchange Agreement (the “Ponzio Exchange Agreement”) with Ponzio and simultaneously consummated the transactions contemplated by the Ponzio Exchange Agreement. Under the Ponzio Exchange Agreement, Ponzio delivered and assigned to the Company a promissory note of CCI, dated April 27, 2006, in the principal amount of $150,000 and payable to Ponzio (the “Ponzio Original Note”) in exchange for the Company’s issuing and delivering to Ponzio the Company’s 18% Senior Subordinated Secured Promissory Note, dated June 24, 2009, in the principal amount of $150,000 and payable to Ponzio (the “Ponzio New Note”). In connection with such exchange, the Company granted Ponzio a senior subordinated security interest (the “Ponzio Security Interest”) in all of the Company’s assets to secure the Company’s obligations under the Ponzio New Note, as evidenced and subject to the terms and conditions of a Security Agreement, dated June 24, 2009 (the “Ponzio Security Agreement”), between Ponzio and the Company. As further consideration for entering into the Ponzio Exchange Agreement, Ponzio was granted 3,017 post-split Class A warrants (each, a “Ponzio Class A Warrant”) and 3,017 post-split Class B warrants (each, a “Ponzio Class B Warrant”). Each of these warrants entitled its holder to purchase one share of common stock (each, a “Warrant Share”) at a purchase price of $49.72 per Warrant Share. The Ponzio Class A Warrants and Ponzio Class B Warrants expire on June 23, 2014. If any amount (principal or interest) is outstanding under the Ponzio New Note, the purchase price upon exercise of any of the Ponzio Class B Warrants must be paid by the reduction of such amounts outstanding under the Ponzio New Note. On July 1, 2012, the Company exchanged all of the Ponzio Class A Warrants and Ponzio Class B warrants for shares of Common Stock. See Note 8G.

The Ponzio Original Note was due on demand and bore interest at the rate of 18% per annum, payable monthly in arrears.

The Ponzio New Note had a maturity date of January 1, 2011 and bore interest at the rate of 18% per annum (20%, in the case of a default under the Ponzio New Note), with interest payable monthly in arrears.  In March 2011, the maturity date of the Ponzio New Note was extended to July 1, 2011 and was further extended in August 2011 to January 1, 2012.  The principal and accrued interest were not paid on January 1, 2012 and were due on demand.

On May 25, 2012, the Ponzio note was assigned to Summit Trading Ltd. (“Summit”), an unrelated entity. On July 1, 2012, in contemplation of the Exchange Agreement, the accrued interest on the note totaling $74,250 was waived. In consideration for the assignment of the note and the waiving of accrued interest, the Company issued Ponzio 100,554 post-split shares of the Company’s Common Stock. See Note 8G.

Accrued and unpaid interest as of September 30, 2012 and December 31, 2011 totaled $0 and $60,750, respectively.  At both September 30, 2012 and December 31, 2011, $150,000 was outstanding on this note.

On June 28, 2012, pursuant to a Final Declaratory Judgment, the Company was ordered to issue 3,000,000 post-split shares of its common stock to Summit in satisfaction of the note. Such shares were issued on October 30, 2012 (see Notes 2 and 8H).

D.   Loans Payable – RDRD

During the nine months ended September 30, 2012, RDRD loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At September 30, 2012, loans payable was $63,795.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

7.	Commitments:

A.  Employment Agreements

The Company had employment agreements with Brookstein and Dean Garfinkel through November 30, 2011. Garfinkel resigned in November 2010.  These officers deferred receiving the payments of their salaries in 2010 and Brookstein deferred receiving the payment of his salary in 2011 and 2012.  The payment of accrued salaries owing to Garfinkel in the amount of $380,000 was satisfied by the issuance of 100,554 post-split shares of the Company’s Common Stock on July 1, 2012. See Note 8G.

The employment contract with Brookstein expired in November 2011 and the agreement was then transacted on a month-to-month basis through June 30, 2012.  The agreement was terminated on July 1, 2012.

On July 1, 2012, in contemplation of the Exchange Agreement, Brookstein waived all accrued salaries totaling $750,000 owed to him through June 30, 2012. Such amount was credited to additional paid-in capital.

8.	Capital Transactions:

A.  Issuance of Deferred Salary Warrants –

Brookstein has been deferring all or a portion of his salary since January 1, 2009.

Effective January 1, 2012, Brookstein agreed to continue deferring his full salary through June 30, 2012.  The amount of such deferred salaries for the three and nine months ending September 30, 2012 totaled $0 and $120,000, respectively. As compensation, the Company granted to Brookstein Deferred Salary Warrants to purchase 12,067 post-split shares (each a “2012 Deferred Salary Warrant Share”) of Company Common Stock at $0.994 per 2012 Deferred Salary Warrant Share at the rate of .1 Deferred Salary Warrants for each $1 of deferred salary for a term of five years.

On July 1, 2012, all of the issued and outstanding Deferred Salary Warrants were exchanged for shares of the Company’s common stock in contemplation of the Exchange Agreement. See Note 8G.

B.  Issuance of Dividend Accrual Warrants – Series B Senior Subordinated Convertible Voting Preferred Stock (the “Series B Preferred Stock”)

The Company has failed to pay dividends on the 1.25 million outstanding shares of its Series B Preferred Stock through June 30, 2012.  Dividends on the Series B Preferred Stock may only be paid out of funds legally available for such purpose.  Under Nevada law, generally, a corporation’s distribution to stockholders may only be made if, after giving effect to such distribution, (i) the corporation would be able to pay its debts as they become due in the usual course of action and (ii) the corporation’s total assets equal or exceed the sum of the corporation’s liabilities plus the amount that would be needed, if the corporation was to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to those receiving the distribution.

All of the outstanding shares of Series B Preferred Stock are held by Brookstein and Spirits Management, Inc. ("Spirits"), a company wholly-owned by Brookstein. Although the Company has been and currently is unable to pay the Series B Preferred Stock dividends when due, the dividends have been and are continuing to be accrued until such time as the monthly dividends can lawfully be paid under Nevada law. Effective July 1, 2012, in contemplation of the Exchange Agreement, no further dividends were accrued on the Series B Preferred Stock.

The Company deferred dividends totaling $0 and $75,000, respectively, for the three and nine months ended September 30, 2012, $30,000 due to Brookstein, and $45,000 due to Spirits.  To compensate Brookstein and Spirits for the failure to pay dividends when due, the Company agreed to grant five-year warrants (each, a “Dividend Accrual Warrant”) to purchase shares (each, a “Dividend Accrual Warrant Share”) of Company Common Stock to such holders at $0.994 per Dividend Accrual Warrant Share at a rate of .1 Dividend Accrual Warrants for every $1 of dividend accrued during the prior three and six month periods.  The Company issued Dividend Accrual Warrants totaling 0 and 3,000,000 to Brookstein and 0 and 4,500,000 to Spirits for the three and nine months ended September 30, 2012, respectively.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

8.	Capital Transactions (Continued)

B.  Issuance of Dividend Accrual Warrants – Series B Preferred (Continued)

 On July 1, 2012, the following transactions occurred in contemplation of the Exchange Agreement:

1.	Brookstein received 251,385 post-split shares of the Company’s Common Stock in lieu of payment of accrued dividends owed to himself and Spirits as of June 30, 2012. In addition, no further dividends will be accrued.
2.	All of the issued and outstanding Dividend Accrual Warrants were exchanged for shares of the Company’s Common Stock.

See Note 8G.

For the three months ended September 30, 2012 and 2011, dividends related to the Series B Preferred Stock totaled $0 and $37,500, respectively. For the nine months ended September 30, 2012 and 2011, dividends totaled $75,000 and $112,500, respectively.  Accrued dividends totaled $0 and $450,000 at September 30, 2012 and December 31, 2011, respectively, and are included in accounts payable and accrued expenses on the consolidated balance sheet.

C.  Issuance of Dividend Accrual Warrants - Series D Senior Convertible Voting Redeemable Preferred Stock (“Series D Preferred Stock”) –

The Company has failed to pay dividends on the 50,000 outstanding shares of its Series D Preferred Stock through June 30, 2012.  As with the Series B Preferred Stock discussed above, dividends may only be paid out of funds legally available for such purpose.

The Company deferred dividends totaling $0 and $3,000 for the three and nine months ended September 30, 2012, respectively.   To compensate Brookstein for the failure to pay dividends when due, the Company agreed to grant five-year warrants (each, a “Dividend Accrual Warrant”) to purchase shares (each, a “Dividend Accrual Warrant Share”) of Company Common Stock to such holders at $0.994 per Dividend Accrual Warrant Share at a rate of .1 Dividend Accrual Warrants for every $1 of dividend accrued during the prior three month period.  The Company issued Dividend Accrual Warrants totaling 0 and 302 for the three and nine months ended September 30, 2012, respectively.

On July 1, 2012, all of the issued and outstanding Dividend Accrual Warrants were exchanged for shares of the Company’s common stock in contemplation of the Agreement. See Note 8G.

For the three months ended September 30, 2012 and 2011, dividends related to the Series D Preferred Stock totaled $0 and $1,500, respectively. For the nine months ended September 30, 2012 and 2011, dividends related to the Series D Preferred Stock totaled $3,000 and $2,786, respectively.  Accrued dividends totaled $0 and $4,286 at September 30, 2012 and December 31, 2011, respectively, and are included in accounts payable and accrued expenses on the consolidated balance sheet.

D.  Issuance of Deferred Interest Payment Warrants –

The Company continued to fail to pay interest on the promissory notes that were previously issued to Brookstein, Ponzio and Nascap (the “Note Holders”).  To compensate the Note Holders for the failure to pay interest on their promissory notes through June 30, 2012, the Company granted to such Note Holders warrants (each, a “Deferred Interest Payment Warrant”) to purchase shares of Common Stock at the rate of .1 Deferred Interest Payment Warrants for every $1 of interest not paid.  For the three and nine months ended September 30, 2012, 0 and 5,883 Deferred Interest Payment Warrants were issued and have terms substantially identical to the Deferred Salary Warrants and Dividend Accrual Warrants.

As discussed above, on July 1, 2012, the Note Holders waived all accrued interest owed to them. On July 1, 2012, all of the issued and outstanding deferred Interest Payment Warrants were exchanged for shares of the Company’s Common Stock in contemplation of the Exchange Agreement. See Note 8G.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

8.	Capital Transactions (Continued)

E .  Warrant Exchange Agreements –

The Company entered into separate warrant exchange agreements with Brookstein, Spirits, Garfinkel, Ponzio and Nascap to purchase an aggregate of 128,840 post-split shares of the Company’s Common Stock.  The warrant holders included the Company’s chairman of the board, chief executive officer and chief financial officer and a company in which such officer is the sole equity owner, as well as the Company’s former president and chief executive officer.  Each of the warrant exchange agreements were dated as of May 12, 2011 and provided for the exchange of the warrants then held by such warrant holders (the “Old Warrants”) for new warrants (the “New Warrants”).  The number of shares of Common Stock issuable upon exercise of the New Warrants is equal to the number of shares of Common Stock that were issuable upon exercise of the Old Warrants.  The Old Warrants had exercise prices ranging from $0.994 to $49.72 per share (a weighted average exercise price of $21.88 per share) and had exercise periods expiring from June 23, 2014 through March 31, 2016 (typically, five years after the date of issuance of the subject warrants).  However, the Old Warrants contained certain anti-dilution provisions which caused the effective exercise prices to be reduced to less than $0.994 per share.  The New Warrants all have an exercise price of $0.994 per share and expire on May 11, 2016.  The New Warrants contain cashless exercise provisions.  The anti-dilution provisions of the New Warrants are primarily limited to stock splits and corporate transactions involving mergers and consolidations while the Old Warrants contained anti-dilution provisions that caused the reduction in the exercise prices of the Old Warrants whenever the Company issued stock or derivative securities with an effective purchase price less than the then exercise price of the subject Old Warrants.  The Company had issued the Old Warrants in connection with the (x) accrual of dividends due on preferred stock of the Company owned by certain of the warrant holders, (y) deferral of the payment of interest due on promissory notes of the Company owned by certain of the warrant holders and (z) deferral of salary due certain of the warrant holders in their capacities as executive officers of the Company.

As a result of the exchanges, the Company recognized a charge of $0 and $11,797 for the three and nine months ended September 30, 2011, respectively, which is classified as part of interest expense.

In July 2012, the New Warrants were exchanged for shares of the Company’s Common Stock in contemplation of the Agreement. See Note 8G.

As the New Warrants contained “cashless exercise” provisions, the value of the New Warrants were recognized as liabilities and not as part of stockholders’ deficiency.  In addition, the Company was required to revalue the New Warrants at the end of each reporting period with the change in value reported on the statement of operations.  The Company valued these issuances using the Black-Scholes option pricing model. At July 1, 2012, the date the New Warrants were exchanged for shares of Common Stock, the remaining liability was transferred to additional paid-in capital.

The Company recognized a gain on the value of the New Warrants of $167 and $265 for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2011, the Company recognized a gain of $6,417 and $11,788, respectively.

F.  Issuance of Series D Preferred Stock –

In July 2012, the Company issued 50,000 shares of Series D Preferred Stock to Brookstein in full satisfaction of the Brookstein New Note. See Note 6A.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

8.	Capital Transactions (Continued)

G. Issuances in Q3 2012 -

On July 1, 2012, the Company issued 251,372 post-split shares of the Company’s Common Stock in exchange for all outstanding warrants.

On July 1, 2012, the Company issued 10,055 post-split shares of the Company’s Common Stock in exchange for all outstanding options.

On July 1, 2012, the Company issued Nascap 251,385 post-split shares of the Company’s Common Stock in consideration for the assignment of the Nascap note and the waiving of accrued interest by Nascap. See Note 5A.

On July 1, 2012, the Company issued Ponzio 100,554 post-split shares of the Company’s Common Stock in consideration for the assignment of the Ponzio note and the waiving of accrued interest by Ponzio. See Note 6C.

On July 1, 2012, the Company issued Garfinkel, 100,554 post-split shares of the Company’s Common Stock in lieu of the payment of accrued salary totaling $380,000 as of June 30, 2012. See Note 7A.

On July 1, 2012, the Company issued Brookstein 251,385 post-split shares of the Company’s Common Stock in lieu of payments of accrued dividends.

On July 1, 2012, the Company issued a total of 201,108 post-split shares of the Company’s Common Stock to vendors in consideration for extending payment terms.

H. Issuances in Q4 2012 –

On October 30, 2012, the Company issued 7,000,000 post-split shares of Common Stock to the Entities in satisfaction of notes pursuant to a Final Declaratory Judgment issued June 28, 2012. See Note 5A.

On October 30, 2012, the Company issued 3,000,000 post-split shares of Common Stock to Summit in satisfaction of a note pursuant to a Final Declaratory Judgment issued June 28, 2012. See Note 6C.

On October 30, 2012, the acquisition was consummated and the Company issued to RDRD 28,000,000 post-split shares of Common Stock.

9.	Income Taxes:

The Company did not accrue income taxes for the three months ended September 30, 2011 and the nine months ended September 30, 2012 and 2011 as the Company incurred taxable losses. The Company did not accrue income taxes for the three months ended September 30, 2012 as the Company had net operating losses in excess of taxable income generated. During the current and prior periods, the Company did not record an income tax benefit for net deferred tax assets generated due to the uncertainty of their realization.

Section 382 of the US Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that can be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Due to changes in stock ownership as a result of the acquisition, some of our net operations losses may be limited.

10.	Recent Accounting Pronouncements:

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

Overview and Recent Developments

On June 7, 2012, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with RDRD II Holding LLC, a Delaware limited liability company (“RDRD”). The Exchange Agreement was amended on October 29, 2012. The Exchange Agreement contemplated the acquisition (the “Acquisition”) of RDRD’s 70% equity ownership interest (the “Seaniemac Equity Interest”) in Seaniemac Limited (“Seaniemac”), an Ireland corporation. Seaniemac is in the business of operating a sports gaming website. The Exchange Agreement further contemplated that, in exchange for the Seaniemac Equity Interest, we would issue to RDRD an amount of shares of our common stock (the “RDRD Exchange Shares”) which, following such issuance, would equal approximately 71% of our then outstanding shares of Common Stock (on a fully diluted basis), after taking into account the 10 million post-split shares we were ordered by a court in Florida to issue to certain of our creditors in exchange for $500,000 of debt owed to such creditors (the “RDRD Percentage”).

As reported in our Form 8-K filed with the SEC on November 2, 2012, on October 30, 2012, the Acquisition was consummated (the “Closing”). In addition, immediately following the Closing, we issued 10,000,000 post-split shares of our common stock in accordance with a court order, in exchange for the cancellation of $500,000 of our debt (“Debt Exchange Shares”). As a result of the acquisition and the issuance of our Debt Exchange Shares, RDRD holds approximately 71% of our common stock. Prior to the acquisition, we were a shell company with no business operations. As a result of the acquisition, we are no longer considered a shell company.

Since the Acquisition of our interest in Seaniemac, we will offer a market-leading, user-friendly website for online gambling, including sports betting and casino gaming in Ireland under the brand name Seaniemac.com. It will initially focus on Gaelic Games as well as Irish horse racing and soccer. Gaelic Games, a series of popular Irish sports that include Hurling, Shinty and Gaelic Football, are gaining worldwide appeal. Our mission is to offer a market-leading, user-friendly website for such online gambling.

Seaniemac has developed an extensive pre-launch, launch and post launch marketing strategy. Successful marketing will rely on constant testing, monitoring and assessment of marketing campaigns in order to obtain the best possible return on investment (“ROI”). Achieving a high ROI on marketing dollars will be imperative as there are several competitors in the industry with marketing expenditures far greater than Seaniemac’s initial budget. Our primary marketing efforts will include TV, print and radio advertising, press releases, celebrity endorsements, events, promotional material and online marketing such as social media, PPC and SEO.

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

The Company’s critical accounting policies are described in Note 2 to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no material changes to our critical accounting policies as of and for the three and nine months ended September 30, 2012.

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

Results of Operations for the Three and Nine Months Ended September 30, 2012 (“2012”) Compared to the Three and Nine Months Ended September 30, 2011 (“2011”)

Operating Revenue

None

Operating Expenses

Selling and general and administrative expenses consist primarily of officer’s salary and professional fees for accounting and auditing services, legal fees and insurance costs.  Selling and general and administrative expenses for the three months ended September 30, 2012 and 2011 amounted to $34,440 and $100,920, respectively. For the nine months ended September 30, 2012 and 2011, selling, general and administrative expenses amounted to $286,596 and $353,341, respectively. Operating expenses consist of the following for the three and nine months ended September 30, 2012 and 2011.

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Officer’s salary	$—	$60,000	$120,000	$180,000
Payroll taxes and insurance	(101)	6,320	14,832	25,983
Professional fees	26,800	20,350	96,300	93,936
Other	7,741	14,250	55,464	53,422

Total	$34,440	$100,920	$286,596	$353,341

Other Income (Expense)

Forgiveness of Debt:

On July 1, 2012, in contemplation of the Exchange Agreement, the accrued interest on two notes was waived. Total accrued interest forgiven for the three and nine months ended September 30, 2012 amounted to $189,750.

Reversal of Payroll Taxes:

The Company had been accruing payroll taxes on the accrued salaries of its officers. On July 1, 2012, salaries of two officers were waived. As the salaries were not paid, the associated accrued payroll taxes were reversed in the third quarter of fiscal 2012. Total payroll taxes reversed amounted to $71,601 for the three and nine months ended September 30, 2012.

Interest Expense:

For the three months ended September 30, 2012 and 2011, interest expense amounted to $27,678 and $22,296, respectively. Interest expense for the nine months ended September 30, 2012 and 2011 amounted to $67,399 and $90,594, respectively. Interest expense related primarily to amounts owed on our various debt arrangements. Interest for the three and nine months ended September 30, 2012 also included $27,653 of financing costs related to the issuance of common stock to various vendors and debt holders.

Warrant Exchange:

On May 12, 2011, the Company exchanged warrants (the “Old Warrants”) to purchase an aggregate of 128,840 post-split shares of our Common Stock, with exercise prices ranging between $0.994 and $49.72 per share and expiration dates between June 23, 2014 and March 31, 2016, for new warrants (the “New Warrants”) to purchase the same number of shares of our common stock at an exercise price of $0.994 per share and having an expiration date of May 11, 2016.  The New Warrants, which all expire on May 11, 2016, permit “cashless exercise,” a right which was not provided for in the Old Warrants.  The New Warrants also contain anti-dilution provisions that are not as advantageous to the warrant holders as the anti-dilution provisions applicable to the Old Warrants.

As the New Warrants contain “cashless exercise” provisions, the value of the New Warrants were recognized as liabilities and not as part of stockholders’ deficiency.  In addition, the Company is required to revalue the New Warrants at the end of each reporting period with the change in value reported on the statement of operations.  The Company valued these issuances using the Black-Scholes option pricing model. The Company recognized a gain on the value of the New Warrants of $167 and $265 for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2011, the Company recognized a gain of $6,417 and $11,788, respectively.

For the reasons set forth above, the Company’s 2012 net income for the three month period increased by $316,199 to $199,400 in 2012 from a loss of $116,799 in 2011 and for the nine months, net loss decreased by $339,768 to $92,379 in 2012 from $432,147 in 2011.

Dividends of $0 and $78,000 were accrued on the Series B Preferred Stock and Series D Preferred Stock for the three and nine months ended September 30, 2012.  Dividends of $39,000 and $115,286 were accrued on the Series B Preferred Stock and Series D Preferred Stock for the three and nine months ended September 30, 2011. The dividends are taken into account when computing loss per common share.  The Company stopped accruing dividends on its preferred stock effective July 1, 2012.

The Company’s annual effective tax rate was estimated to be 0% for both 2012 and 2011. Accordingly, no tax benefit or cost was recognized in either of such periods.  During the current and prior periods, the Company did not record an income tax benefit for net deferred tax assets generated due to the uncertainty of their realization.

Liquidity and Capital Resources

At September 30, 2012 we had a cash balance of $130 compared to $529 at December 31, 2011.

Cash used in operating activities of $65,689.  The decrease in cash was primarily attributable to funding the loss for the period.

Net cash provided by financing activities was $65,290.  The Company received working capital loans of $65,290 including loans from Brookstein of $1,495.

The Company’s primary need for cash during the next twelve months is to fund payments of operating costs. In addition, the Company is presently in negotiations to obtain additional financing to fund operations.

Since the Acquisition of our interest in Seaniemac, we will offer a market-leading, user-friendly website for online gambling, including sports betting and casino gaming in Ireland under the brand name Seaniemac.com. It will initially focus on Gaelic Games as well as Irish horse racing and soccer. Gaelic Games, a series of popular Irish sports that include Hurling, Shinty and Gaelic Football, are gaining worldwide appeal. Our mission is to offer a market-leading, user-friendly website for such online gambling.

Seaniemac has developed an extensive pre-launch, launch and post launch marketing strategy. Successful marketing will rely on constant testing, monitoring and assessment of marketing campaigns in order to obtain the best possible return on investment (“ROI”). Achieving a high ROI on marketing dollars will be imperative as there are several competitors in the industry with marketing expenditures far greater than Seaniemac’s initial budget. Our primary marketing efforts will include TV, print and radio advertising, press releases, celebrity endorsements, events, promotional material and online marketing such as social media, PPC and SEO.

Off-Balance Sheet Arrangements

As of September 30, 2012, there were no off-balance sheet arrangements.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, including the CEO/CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

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

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings.

On June 28, 2012, pursuant to a Final Declaratory Judgment, the Company was ordered to issue 10,000,000 post-split shares of its common stock to various entities in satisfaction of notes payable. Such shares were issued on October 30, 2012.

Item 1A. Risk Factors.

Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

See Note 8 to our Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3.     Defaults upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information.

Not applicable.

Item 6.     Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1	Securities Exchange Agreement between Compliance Systems, Inc. and RDRD II Holding LLC, dated June 7, 2012. [Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: June 7, 2012), filed with the Securities and Exchange Commission on June 12, 2012].
2.2	Amendment to Securities Exchange Agreement between Compliance Systems, Inc. and RDRD II Holding LLC, dated October 29, 2012. [Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: October 30, 2012), filed with the Securities and Exchange Commission on November 2, 2012].
10.1	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.135 of the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2011), filed with the Securities and Exchange Commission on April 16, 2012].
10.2	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.136 of the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2011), filed with the Securities and Exchange Commission on April 16, 2012].
10.3	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.137 of the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2011), filed with the Securities and Exchange Commission on April 16, 2012].
10.4	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. [Incorporated by reference to Exhibit 10.138 of the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2011), filed with the Securities and Exchange Commission on April 16, 2012].
10.5	Warrant Certificate of Compliance Systems Corp., dated March 31, 2012 evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].

10.6	Warrant Certificate of Compliance Systems Corp., dated March 31, 2012, evidencing 150,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].
10.7	Warrant Certificate of Compliance Systems Corp., dated March 31, 2012, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. [Incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].
10.8	Warrant Certificate of Compliance Systems Corp., dated April 1, 2012, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].
10.9	Warrant Certificate of Compliance Systems Corp., dated April 1, 2012, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. [Incorporated by reference to Exhibit 10.9 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].
10.10	Warrant Certificate of Compliance Systems Corp., dated April 1, 2012, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. [Incorporated by reference to Exhibit 10.10 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].
10.11	Warrant Certificate of Compliance Systems Corp., dated April 1, 2012, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. [Incorporated by reference to Exhibit 10.11 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].
10.12	Financial Marketing Consulting Services Agreement with Equities Awareness Group, dated April 4, 2012. [Incorporated by reference to Exhibit 10.12 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2012), filed with the Securities and Exchange Commission on May 15, 2012].
10.13	Warrant Certificate of Compliance Systems Corp., dated June 30, 2012 evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.14	Warrant Certificate of Compliance Systems Corp., dated June 30, 2012, evidencing 150,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.15	Warrant Certificate of Compliance Systems Corp., dated June 30, 2012, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc.
10.16	Warrant Certificate of Compliance Systems Corp., dated July 1, 2012, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.17	Warrant Certificate of Compliance Systems Corp., dated July 1, 2012, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.18	Warrant Certificate of Compliance Systems Corp., dated July 1, 2012, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio.
10.19	Warrant Certificate of Compliance Systems Corp., dated July 1, 2012, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Barry M. Brookstein.
32.1	Section 1350 Certification of Barry M. Brookstein.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels

**XBRL	Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2012	Compliance Systems Corporation.

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Barry M. Brookstein	Chief Executive Officer, President, Chief Financial Officer	November 19, 2012
Barry M. Brookstein	and Director
(Principal Executive Officer, Principal Financial Officer And Principal Accounting Officer)

