Form 10-K
period 2012-12-31
COMPLIANCE SYSTEMS CORP
filed 2013-04-16
CIK 1206133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54007

Compliance Systems Corporation

(Exact name of registrant as specified in its charter)

Nevada	20-4292198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 New York Avenue, Suite A, Huntington, New York	11743
(Address of principal executive offices)	(Zip Code)

(386) 409-0200

(Registrant’s telephone number, including area code)

Copies of Communications to:

Laura Anthony, Esq.

Legal & Compliance, LLC

330 Clematis Street, Suite 217

West Palm Beach, FL 33401

(561) 514-0936

Fax (561) 514-0832

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes[  ] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. $33,814,080 on June 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, there are 41,170,345 shares of common stock are issued and outstanding as of April 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A – “Risk Factors” of this report:

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OTHER PERTINENT INFORMATION

Throughout this Annual Report references to “we”, “our”, “us”, “the Company”, and similar terms refer to Compliance Systems Corporation and its 70% owned subsidiary Seaniemac, Ltd.

ITEM 1. BUSINESS

Background/Description of Compliance Systems Corporation’s Business Prior to the Acquisition.

We were incorporated in Nevada on November 17, 2003 under the name GSA Publications, Inc. In conjunction with a reorganization in February 2006, we changed our name to our current name, Compliance Systems Corporation.

In February 2010, we merged with Execuserve pursuant to which we entered the business then operated by Execuserve. The business of Execuserve provided organizations, who are hiring employees, with tests and other evaluation tools and services to assess and compare job candidates.

From May 2008 through July 2010, we raised capital through the sale to Agile Opportunity Fund, LLC of secured convertible debentures. Subsequent thereto, we breached certain on the terms of such debentures in December 2010 and transferred to Agile all of our operating assets in exchange for a release of our obligations under the debentures and other obligations owed to Agile. At that time, we became a non-operating shell company and began seeking to acquire or merge with an operating entity.

On September 11, 2012, we filed with the SEC a definitive Information Statement on Schedule 14C in which we reported that our Board of Directors and the requisite number of our stockholders have authorized a 1 for 994.488567392 reverse split (the “Reverse Split”) of our common stock and a corresponding amendment to our Articles of Incorporation. The Reverse Split was necessary in order to effectuate the Acquisition as contemplated in the Exchange Agreement. In accordance with the definitive Information Statement, we filed an amendment to our Articles of Incorporation and the reverse split was declared effective on October 3, 2012. The effect of the Reverse Split is to decrease the number of our shares of Common Stock issued and outstanding from 1,441,770,097 pre-Reverse Split shares to approximately 1,449,760 post-Reverse Split shares.

During the reporting periods discussed below we were unable to meet our cash financial obligations including salary payments, dividend payments related to preferred stock and interest payments related to outstanding debt. We issued warrants as a penalty and/or in consideration of deferring salary and interest as further described in the footnotes to our financial statements.

Acquisition of Interest in Seaniemac

On June 7, 2012, we entered into a Securities Exchange Agreement (the “Exchange Agreement”) with RDRD II Holding LLC, a Delaware limited liability company (“RDRD”). The Exchange Agreement was amended on October 29, 2012 and again on February 18, 2013. The Exchange Agreement contemplated the acquisition (the “Acquisition”) of RDRD’s 70% equity ownership interest (the “Seaniemac Equity Interest”) in Seaniemac Limited (“Seaniemac”), an Ireland corporation. Seaniemac is in the business of operating a sports gaming website. The Exchange Agreement further contemplated that, in exchange for the Seaniemac Equity Interest, we would issue to RDRD an amount of shares of our common stock (the “RDRD Exchange Shares”) which, following such issuance, would equal approximately 71% of our then outstanding shares of Common Stock (on a fully diluted basis), after taking into account the 10 million post-split shares we were ordered by a court in Florida to issue to certain of our creditors in exchange for $500,000 of debt owed to such creditors (the “RDRD Percentage”).

We completed the Acquisition on October 30, 2012 (the “Closing”). In addition, immediately following the Closing, we issued securities to various individuals and entities as a result of our inability to pay them in cash for amounts they were owed for certain financial obligations including salary payments. In contemplation of the Acquisition, we issued shares of our common stock to satisfy certain of our obligations as follows:

On July 1, 2012, we issued 251,372 shares of our Common Stock to Nascap Corp. (“Nascap”) in exchange for Nascap Class A Warrants exercisable into 125,686 shares of our Common Stock and Nascap Class B warrants exercisable into 125,686 shares of our Common Stock. Upon issuance of these shares, there were no Nascap Class A Warrants outstanding.

On July 1, 2012, we issued 10,055 shares of our Common Stock to Barry M. Brookstein, our Chief Executive Officer, Chief Financial Officer and a Director, in exchange for stock options to purchase 10,055 shares of our common stock. Upon issuance of these shares, there were no stock options outstanding.

On July 1, 2012, we issued 251,385 shares of our Common Stock to Nascap in consideration for the assignment of the Nascap note and Nascap waiving of accrued interest through September 30, 2012.

On July 1, 2012, we issued 50,000 shares of our Series D Senior Convertible Voting Redeemable Preferred Stock (“Series D Preferred Stock”) to Mr. Brookstein in satisfaction of the Brookstein New Note in the principal amount of $50,000. Upon issuance of these shares, the balance of the Brookstein New Note was zero.

On July 1, 2012, we issued 100,554 shares of our Common Stock to Mr. Ponzio in consideration for the assignment of the Ponzio note and the waiving of accrued interest by Mr. Ponzio.

On July 1, 2012, we issued 100,554 shares of our Common Stock to Dean Garfinkel, our former Chief Executive Officer, in lieu of the payment of accrued salary totaling $380,000 as of June 30, 2012. Upon issuance of these shares, there was no accrued salary outstanding.

On July 1, 2012, we issued 251,385 shares of our Common Stock to Mr. Brookstein in exchange for all issued and outstanding warrants of our company held by Mr. Brookstein and in lieu of payments of accrued and any future dividends on the Series B Senior Subordinated Convertible Voting Preferred Stock held by Mr. Brookstein. Upon issuance of these shares, there were none of our warrants outstanding held by Mr. Brookstein.

On July 1, 2012, we issued a total of 201,108 post-split shares of our Common Stock to vendors in consideration for extending payment terms for trade payables. Upon issuance of these shares, the underlying trade payables remained outstanding.

On October 30, 2012, we issued a total of 10,000,000 shares of our Common Stock to the holders of the $350,000 principal amount Nascap Restated Note and the $150,000 principal amount Ponzio New Note (4,000,000 to Summit Trading Limited, 2,000,000 to GE Park LLC, 1,333,333 to Noetic Enterprises, LLC, 1,333,333 to Ocean Marketing Corp. and 1,333,333 to Sierra Trading Corporation) in satisfaction of these notes with a total principal balance of $500,000. Upon issuance of these shares, the balance of the Nascap Restated Note and the Ponzio New Note was zero and our total outstanding liabilities was $1,334,229.

As a result of the acquisition and the issuance of our Debt Exchange Shares, RDRD holds approximately 71% of our common stock. Prior to the acquisition, we were a shell company with no business operations. As a result of the Acquisition, we are no longer considered a shell company.

Description of Seaniemac’s Business

Following the Acquisition, our business and operations are now those of Seaniemac. Unless specifically set forth to the contrary, when used in this report the terms “we”, “our”, the “Company” and similar terms refer to Compliance Systems Corporation, a Nevada corporation and our 70% owned subsidiary Seaniemac Limited, an Ireland corporation.

General

Seaniemac Limited, is an Irish company that was incorporated on December 11, 2011. Its corporate charter authorizes 100,000 shares of one class of stock being “ordinary shares” which is analogous to common stock. Seaniemac has issued 100 of those shares, 70 of which we acquired from RDRD in the Acquisition. Seaniemac’s corporate headquarters are located in Dublin, Ireland. This location has been strategically chosen as it provides a local environment with what we believe are relatively predictable legal and government constraints. Our business website is www.seaniemac.com.

Since the Acquisition, we have been developing with third party providers a website for online gambling, including sports betting and casino gaming in Ireland under the brand name Seaniemac.com. See “Description of Seaniemac’s Business - Website Development.” We plan to initially focus on Irish horse racing and soccer and online wagering for traditional casino, live casino, poker, bingo and interactive skilled games.

Seaniemac is developing a pre-launch, launch and post launch marketing strategy. Recent marketing and brand development activities include various meetings with potential sponsors, evaluation of proposal’s from advertisers, meetings with celebrities for possible future endorsement contracts, meetings with potential strategic partners, media outlets and advertising firms for potential promotional campaigns and completion of production of five TV commercials which are ready for broadcast upon the launch of the website. Successful marketing will rely on constant testing, monitoring and assessment of marketing campaigns in order to obtain the best possible Return on Investment (“ROI”). Achieving a high ROI on marketing dollars will be imperative as there are several competitors in the industry with marketing expenditures far greater than Seaniemac’s resources. The Company’s primary marketing efforts are expected to include TV, print and radio advertising, press releases, celebrity endorsements, events, promotional material and online marketing such as social media, pay per click (“PPC”) and Search Engine Optimization (“SEO”). We intend to rely on one of our employees who has experience in internet marketing employing SEO tools that include Google AdWords, social media marketing, online affiliate management and customer acquisition and analysis to lead our website marketing operations. Under the direction of our marketing employee, we may also utilize Boylsports which offers a variety of fee based marketing services. See “Business - Web Development - Boylsports.”

Seaniemac’s management team will attempt to execute on its business strategies. Furthermore, our management team has roots in Ireland with the presence of the McEniff brothers. Gaelic Games (a series of popular Irish sports)t participant Brian McEniff and his brother Sean successfully ran The McEniff Hotel Group (six hotels) and come from an established political family in Bundoran, Donegal, Ireland having served on the local town council of the seaside town for more than 50 years.

Seaniemac’s online gaming website is expected to include the following gaming options:

●	Sports Betting: Probably the largest and most well-known industry segment. Seaniemac plans to offer both pre-live and live in-game betting opportunities for a wide range of sports.

●	Casino Games: traditional casino, live casino, poker, bingo and interactive skilled games

●	Traditional Casino Games: Automated casino games such as roulette, blackjack and baccarat.

●	Live Casino Games: Table games which are broadcast via a live video stream with real dealers and Croupiers, in an attempt to convey more of the atmosphere of a physical casino.

●	Poker: Poker games such as Texas Hold’em No Limit, Limit and Fixed Limit, No Limit Omaha, No Limit Omaha Hi-Lo, 7 Card Stud, 5 Card Stud and Razz.

●	Other Skilled and Interactive Games: Bingo and other skilled and interactive games that will be programmed with random number generation to ensure constant fairness for all parties and that can be played for Real money or Free Play.

Seaniemac’s overarching marketing goals during its first three years of operations are expected to include the following:

●	Acquire customers

●	Retain customers

●	Establish brand awareness among target customer base

●	Experiment with, and perfect, online advertising strategy

●	Pursue Search Engine Optimization so as to achieve high quality scores for organic search terms

●	Test and refine advertising channels such as television, radio, print, PPC, etc.

●	Provide good customer service

The Company plans to pursue the following strategies in order to acquire and retain customers:

Pre-Launch Activities

-	Ensure market makers are in place and liquidity issues are addressed.

-	Create buzz and pre-launch hype:

●	Product introduction to strategic industry participants and leaders in the weeks prior to launch.

●	Pre-launch press releases designed to develop trust with potential users to encourage them to bet online with a new player to the market.

●	Celebrity endorsements and GAA spokespersons introducing the product to the public.

●	Display ads in publications such as City AM and inserts in national newspapers

The Company has completed videography and production of five (5) TV commercials which are ready for distribution and airing upon launch of the website. Moreover, we have been meeting with celebrities, potential strategic partners and marketing and media sources.

Launch Activities:

Establish high level of interest within the first 3 months in order to evaluate successes and failures as well as customer requirements and preferences.

●	Event and experiential marketing

●	Live presence in Ireland via promo girls with free gifts and other promotional items.

●	Press and media inserts around Ireland (regional, national and online with a combination of general, betting, financial and industry related media)

●	Direct mail and email - targeted by job title, sport interest, gaming interest, etc.

●	Online display tenancies (Irish sports portal sites, etc.)

●	Animated TV and radio advertisements featuring top ex-players of the GAA
●	Facebook and social media presence and ad placement

●	Employ effective content management systems (“CMS”) for website to ensure content is updated regularly

●	Creative offers and promotions

●	Refer a friend and partner offers

●	Online marketing and search engine marketing: SEO, PPC, contextual advertising, paid inclusion, inbound linking, e-newsletter, blog marketing, online retargeting, online public relations, link bait and viral video clips.

Post Launch Activities

Seaniemac will develop an on-going marketing strategy pending an assessment and results analysis of launch activities mentioned above after we launch the Seaniemac.com website. These activities may include:

-	CRM: Monitoring, understanding and acting on consumer behavior will play a vital part in ensuring any marketing and product development activities is going to give the business the best chance of conversion and retention.

-	Loyalty Program: Provide existing customers with additional benefits to prevent them leaving. Develop VIP strategy in order to reward high earning clients with tailored services and rewards.

-	Product Development: Careful consideration and prioritizing will be placed in determining product development activities.

-	Contextual and Behavioral Advertising: Continually revisit relevant content keywords and marketing channels based on consumer behavior.

-	Referral program

-	Free bet / cash back offer for new registrants.

-	Affiliate Networks

-	Advertising Networks

As noted above, we will rely on third parties for all of the web operations. We believe we will have sufficient personnel to implement our marketing launch. We plan to launch the Website in our second fiscal quarter ending June 30, 2013 (the “Proposed Launch Date”).

Funds Used in Start-up Operations

The Company has devoted significant financial resources to pay for its online gaming operations and corresponding development of its website operations to date which include operating expenses during the period from December 11, 2011 (inception) to September 30, 2012 of $200,861, accumulated total assets of $162,002, comprised of $2,152 in cash and $159,850 in prepaid expenses, and incurred total liabilities of $364,157, comprised of accounts payable and accrued expenses of $305,239 and loans payable and accrued interest to related parties of $58,918.

We have funded most of website development activities utilizing advances from RDRD, a related party. See “Management’s Discussion and Analysis - Liquidity and Capital Resources.”

Website Development

General. We intend to utilize a Boylesports Group (“Boylesports”), a third party white-label online gaming website provider, to develop and operate all aspects of Seaniemac’s proposed website including software development for a Seaniemac branded website (the “Website”), operations, sports book trading, telephone betting operations, licensing, website hosting, payment solutions, security and first line support of gaming related questions. A white-label product or service is a product or service produced by one company often called the “producer” (in our case, Boylesports) that other companies (often called the “marketers” or “partners”) rebrand to meet the specifications of the partner. White-label sites are common in the online gaming business. We will therefore face competition with other sites that may be white-labeled by our website developer and are therefore responsible for building our own brand affinity and brand recognition in the Irish market.

Although we expected to launch the Website in November 2012, we have delayed the launch as we completed the evaluation of alternative website developers and their service offerings, entered into an agreement with Boylesports to develop and host the Website and finalize our a marketing and rollout plan. We now plan to launch the Website in our second fiscal quarter ending June 30, 2013 (the “Proposed Launch Date”). In that regard our website developer has been working with us on a daily basis to complete the Website layout, design and functionality.

Since March 2012 Seaniemac, in conjunction with Jenningsbet Ltd. (“Jenningsbet”) pursuant to a March 13, 2012 agreement, has been developing and evaluating a beta version of a gaming website. In addition, Seaniemac began development of an alternative website under the terms of a July 13, 2012 Heads of Agreement, or Memorandum of Understanding (“MOU”) with Boylesports. After evaluating these websites and the scope of support to be provided by the operators, Seaniemac determined that the Boylesports website had a greater level of functionality and customer support, as well as a mobile web application and the website development work performed by Jenningsbet did not fulfill our expectations under the agreement or meet our specifications. For these reasons, Seaniemac elected to terminate the Jenningsbet agreement. Seaniemac does not believe that it has any further obligation to Jenningsbet under this agreement as discussed below under the section “Jenningsbet Agreement.”

Boyle Media Limited. Under the terms of the White Label Services Agreement Seaniemac entered into with Boylesports on January 30, 2013, 2013 following the MOU, Boylesports will set up and host the Seanniemac.com website (the “Website”) that will include downloadable casino games, browser web-based (non-downloadable) betting (including fixed-odds and/or pari-mutuel betting) on sports events, browser web-based (non-downloadable) bingo games, and browser web-based (non-downloadable) fixed-odds games, other than sports (collectively, the “e-Gaming Offering”) in addition to a mobile web application. Boylesports will also provide odds and pricing data feeds for integration with the proposed website as well as fee based online acquisition funnel management (player conversion) consulting services, fee based marketing and promotion management services, customer service, promotional events, free telephone customer support, telephone betting, event, payment processing, customer account settlement, management and Seaniemac employee training for the website.

The Website will be in the English language. Seaniemac may include additional languages if it is determined that such additional websites are commercially viable and we agree to pay Boylesports additional development fees. Presently we have no plans to expand our website to include additional languages.

We have paid Boylesports €42,000 towards the €65,000 we agreed to pay them to set up, deliver and host the branded website which will also include a branded mobile web application in addition to an annual fee of €13,750 for these services. We plan to pay the €23,000 balance of the set up fees once the website becomes operational for use by the public. In addition, we have agreed to pay Boylesports a portion of the gross gaming revenue (GGR) generated from the seaniemac.com website plus applicable taxes. GGR is the gross turnover, minus gross win, leaving gross gaming yield and subtracting from that amount tax and any payments to software providers. Seaniemac is entitled to 70% of monthly GGR up to £50,000, 75% of monthly GGR from £50,000 to £250,000, 80% of monthly GGR from £250,000 to £1,000,000, and 85% of GGR in excess of £1,000,000. Minimum guaranteed payments to Boylesports during the first year of the agreement is £7,500 during months four through six and £10,000 during months seven through twelve and £15,000 in years two and three. Casino, games and bingo revenues are split in the ratio 50/50 after all operators fees have been deducted. The partner’s share of the Gross Gaming Yield (GGR) is then subject to operational costs including, but not limited to: Customer Service- €2.80 per customer ticket, Promotions and Bonus @ €20 per new customer, chargebacks at roughly 2% on customer deposits (subject to customer behavior ), telephone betting at €2.80 per transaction, payment processing at 2% on deposits (subject to change), video streaming horseracing at £0.10 per customer per race and freefone telephone charges. Payments will be made to Seaniemac monthly on the understanding that customer losses are greater than Boylesports minimum guaranteed payment and operational costs. In the event that client losses are less than what is owed, the Licensee will be expected to pay the difference as soon as is practicably possible to ensure continued service to their customers. In addition, Seaniemac is obligated to pay Boylesports any applicable taxes, additional hosting service fees in the event Boylesports is required to relocate its current servers at cost plus 20%, additional customer support services fees at cost plus 20% if Boylesports is required to hire additional full-time staff to accommodate the customer support services provided to Seaniemac’s customers, fee based online acquisition funnel management (player conversion) consulting services if requested by Seaniemac and fee based marketing and promotion management services if requested by Seaniemac.

Seaniemac will be solely responsible at its own cost and expense for marketing its website to potential customers, with the objective of maximizing the traffic of customers on the website and the net gaming revenue generated thereby. During the twelve (12) month period beginning with the first calendar month immediately following the Proposed Launch Date, Seaniemac will be required to spend for advertising and promotion of the Website and e-Gaming Offering the greater of (i) at least €120,000; or (ii) at least 20% of Seaniemac’s Net Revenue Share with respect to such period. During each of the two following twelve (12) month periods, Seaniemac is required to spend for advertising and promotion of the Website and e-Gaming Offering at least 10% of Seaniemac’s Net Revenue Share for each such periods. The amounts spent on such advertising and promotional activities will be based on the fair price of such media which a willing buyer would have paid a willing seller in an arm’s-length transaction in the Irish market at that time, and which is comparable to the prices paid by Boylesports.

The Boylesports Agreement is for a term of three years starting on the date the Website becomes operational. Upon its expiration, the agreement will automatically be extended for further periods of 12 months and may be terminated by either party by giving the other party 6 months prior written notice to expire at the end of each such 12 month period. The agreement may be terminated by either party if a material breach is not cured within 21 days of written notice, immediately if a party becomes insolvent and seeks to wind-up its affairs or a party is subject to a judgment that could have a material adverse effect on such party and does not satisfy such judgment within 21 days of its entry or in the event Boylesports considers the business relationship with Seaniemac to be commercially viable and Boylesports undertakes to provide Seaniemac written communication of its position..

For the duration of the Term, Seaniemac and its affiliates will not acquire or receive, nor attempt to acquire or receive, directly or indirectly, any online or mobile gaming products or related services, for use in any territory whatsoever, from any person or entity other than Boylesports.

The Boylesports Agreement contains general provisions dealing with compliance with governmental regulations, website use, privacy and security policies, betting rules, account registration, website access and availability, account deposits and withdrawals, tax and reporting obligations, errors and mistakes, fraud and void bets, late bets, suspension and termination of accounts, intellectual property rights, limitation of liability, indemnification, use of live data and video streaming, complaint procedures and text betting rules.

Jenningsbet Agreement

On March 13, 2012, Seaniemac entered into a two year agreement commencing on March 13, 2012 (the “Jenningsbet Agreement”) with Jenningsbet Ltd (“Jenningsbet”), an Isle of Man company for the development and operation of its proposed gaming website. Under the terms of the Jenningsbet Agreement, Jenningsbet agreed to be responsible for all aspects of the proposed website including software development for a Seaniemac branded website, operations, sportsbook trading, telephone betting operations, licensing, website hosting, payment solutions, security and first line support of gaming related questions.

Seaniemac agreed to a commission of 70% of monthly gross revenue up to £100,000 and 75% of monthly gross revenue when it is £100,000 or more for three consecutive months. This commission model would have been renegotiated every two years. Seaniemac agreed to be responsible for marketing and attracting customers to the website and paid Jenningsbet a website set up fee of £35,000. The Jenningsbet Agreement required payment of a monthly license fee of 2% of the gross revenue after the initial 12 month period with a minimum monthly revenue guarantee to Jenningsbet of £6,000 per month. Seaniemac agreed to pay Jenningsbet net losses or charge backs from activity on the Seaniemac website that exceed gross revenue within 14 days in any month when the net losses exceed £1,000 on a cumulative basis.

Jenningsbet was permitted to delay payment of commissions to Seaniemac for up to 180 days in the event of any suspected fraud traffic on the website. In the event fraudulent activity occurred, Jenningsbet was permitted to pay the withheld commission, recalculate them in light of the fraud or retain them. Seaniemac ha d 30 days to contest any monthly reports or amounts payable by Jenningsbet after which time any claims by Seaniemac would have been waived.

The Jenningsbet Agreement contains general provisions dealing with website availability, limitation of damages for breaches of the agreement and adverse government regulation. All player data from the website remains the property of Seaniemac and Jenningsbet is obligated to keep all customer data confidential in accordance with the Data Protection Act under UK law and the privacy policies published by Jenningsbet on the website. Upon expiration, the term of the Jenningsbet Agreement would have automatically renewed for successive terms of one year unless either party provides three months’ written notice of termination. The Jenningsbet Agreement may be terminated by either party upon three months’ written notice or by Jenningsbet if Gross Revenue is less than £6,000 for three consecutive months after 12 months of operation. If Jenningsbet terminates the agreement within the first six months for any reason other than Seaniemac’s breach, Seaniemac will be entitled to a full refund of the set up costs it paid to Jenningsbet.

As discussed above, Seaniemac elected to terminate the Jenningsbet Agreement because it believed that the website development work performed by Jenningsbet did not fulfill Seaniemac’s expectations under the agreement or meet its specifications. For these reasons, Seaniemac elected to terminate the Jenningsbet agreement. Seaniemac does not believe that it has any further obligation to Jenningsbet under this agreement as Jenningsbet did not fully perform its obligations.

Customer Service

One of Seaniemac’s main marketing objectives will be to retain active players keeping the attrition rates low by offering a guarantee policy and superior customer service support. We will rely on our third party gaming website operator for these services and will have no ability to provide independent backoffice or website support services.

Each gaming product has strict guidelines and rules to be followed and carried out in order to achieve consistent service standards. Seaniemac, through its website service provider, will seek to operate with 99.9% up time and within the requirements of the Isle of Man Gambling Supervision Commission License of its third party website service provider. Seaniemac plans to offer email support within a 1 hour response time from 9am - 5pm, a 2 hour response time from 5:m - 9:30 pm and a 10 hour response time and from 9:30pm - 9:00am.

Licenses and Permits

Seaniemac will operate under the Isle of Man Gambling Supervision Commission license of its third party website service provider. This license is a white United Kingdom regulated license which allows for gambling operations in Ireland and the United Kingdom.

Market & Economic Factors

The online gambling industry was revolutionized by the development of the World Wide Web in the mid-1990s. The evolution of technology is what led to the growth of this market making it possible to gamble anywhere, anytime. A solid infrastructure of broadband Internet connectivity, easy access to mobile applications, and safe and secure payments through a native banking system are three of the key market factors that support growth in this industry.

The industry is in the stage of market consolidation where the big players are looking to fill out their capabilities or reach into new markets through acquisitions. New rounds of merger and acquisition activity are predicted in this sector, both among traditional gaming and gambling companies reaching into virtual markets and existing virtual leaders taking over smaller niche competitors.

The Global Online Gambling market is somewhat fragmented with some nations totally prohibiting online gambling while others have specific restrictions with only eight nations making online gambling legal in all forms. Based on our review of the applicable regulations of countries that regulated online gambling, in 2010 only 70 jurisdictions worldwide allowed online gambling to be operated from their shores. The varying gaming options available eases rivalry somewhat although high fixed costs of online gambling are not favorable to new entrants. Some market players within the online gambling market include a variety of retailers from private operators to monopolies. Monopolies exist in several countries such as Sweden where state run lottery operators offer the chance to purchase online tickets. The monopolies cover approximately 25% of the European online gambling market with a higher rate of 40% throughout Scandinavia. Government regulation is very stringent in some places with countries and particular states around the globe outlawing online gambling whilst many others place particular restrictions. Due to the nature of the internet, policing of particular laws are not always possible. Brand strength is powerful in some countries where major players are promoted through heavy advertising and sponsorship campaigns, although varying regulations and differentiated products means that dominance is never absolute. Based on our research there has been a rapid expansion of the online gambling market from 350 online gambling sites in 1998 to 2332 in 2010. Many countries such as France are easing their online gambling regulations thus opening the market up to new players. Overall, we believe the likelihood of new entrants is moderate.

The cost of switching is relatively low in many places where licensed betting shops or casinos are present. This may be a problem in some areas of the world such as the U.S. states of Tennessee and South Carolina and the Indian state of Maharashtra where State laws prohibit casinos, betting shops or private games. Cheaper alternatives may or may not be available depending on the location or particular rewards on offer; although, online service charges via credit cards, etc. may deem the online market as more expensive. The threat of substitutes to the online gaming market is moderate overall.

Since online gambling is illegal in the U.S., Boylesports has electronic tools in place to prevent U.S. based persons from betting on our proposed website including but not limited to tools that track IP addresses and block U.S. issued credit cards and prohibitions on wires or deposits from U.S. banks.

Rivalry in the online gaming industry is moderate overall, increased by some factors while decreased by others. The market is made up of various sectors competing for customers which eases rivalry somewhat. These include casinos, poker rooms, sports/race books, bingo, skill games, lottery, betting exchange and backgammon. The global reach of the internet and the plentiful supply of varying games means switching costs for the consumer are virtually nonexistent which increases rivalry. Differing regulations worldwide make it harder for expansion and the easing of regulations in some markets have led to consolidation from monopoly entities which weakens rivalry overall. Yet the opening of new markets such as France will also allow for more players to enter the market place offsetting the balance somewhat.

The following table, which we prepared based on our own independent research, portrays the major online gambling industry participants and their role in the industry:

Industry Overview	Primary Focus
Trade Organizations:

eCogra	eCogra is an internationally accredited testing agency and player protection and standards organization that provides an international framework for best operational practice requirements, with particular emphasis on fair and responsible gambling.

EGBA - European Gaming and Betting Association	EGBA promotes implementation of a fair, competitive and regulated market for online gaming and gambling operators throughout Europe in line with EU law.

Major Operators:
Betfair	Internet betting exchange that also operates a poker product and game arcade.

bwin	Largest online gaming and gambling company focused primarily on sports betting, as well as Internet casino and poker

GTECH (Lottomatica)	Focused on providing software and services in the Internet and sports betting market.

Ladbrokes	Online casino sites offering sportbooks, poker, casino games, bingo and backgammon

Rank Group	Operates bingo services and casinos in the U.K., with complementary online gaming and gambling services.

Major Software Vendors:
Boylesports	Boylesports.com is the online arm of one of the largest privately owned bookmakers with headquarters in Dundalk, Ireland.

Fremonte	Fremonte provides clients with the management of their online marketing services. We specialize in the complete customer journey, from acquisition to active promotions.

GBGC - Global Betting & Gaming Consultants	GBGC has developed a wide range of gambling and business services that it can provide to its clients to help them operate successfully in the gambling field.

Major Customers:
Men in the age range of 25 and 35 years	Men play more frequently at higher stakes but shorter sessions

Women	Women generally play for longer but at lower stakes 43% of all online players in 2009 were women

Source of Revenue

Seaniemac’s gross revenue will be derived by subtracting total winnings from total wagers. As a result, Seaniemac cannot directly control revenue from sports wagering. However, we can indirectly control revenue from casino games by setting the odds high or low as compared to other companies. Seaniemac plans on setting its odds slightly lower than its competitors in order to gain market share. Nonetheless, we do not have direct control over the actual percentage of winnings for any of its revenue sources. In regard to poker, Seaniemac determines its fees based on industry standards.

Market Size and Potential

General

We plan to market and tailor our website for the Irish and British market. We believe that the global market size discussed below provides an idea of the relative size of our target market as compared to the global market.

Global Market Size

The total estimated global revenue from gambling was approximately $32 billion in 2011. Gross revenues from online gambling in particular reached approximately $32 billion in 2011.

Irish Market Size

According to our research, the total gambling industry in Ireland is estimated at $18.7 billion in gross revenue in 2011, approximately 4.5% of the global gambling market. Gross revenues from online gambling in particular reached $1.7 billion in 2011 approximately 5.3% of the global online gambling market.

British Market Size

According to our research and estimates, the total gambling industry in the United Kingdom is estimated at $48.9 billion in gross revenue in 2011, approximately 11.9% of the global gambling market. Gross revenues from online gambling in particular reached $8.8 billion in 2011, approximately 27.5% of the global online gambling market.

Industry Trends & Growth

Global Industry Trends & Growth Patterns

We believe that global online gambling is an industry with strong potential for growth. According to online research firm Data Monitor, global online gambling revenues in 2010 were $29.8 billion USD representing a cumulative annual growth rate (“CAGR”) of 13.7% over the period from 2006 to 2010.1 Online gambling is expected to grow to $46.1 billion by the end of 2015 with an anticipated CAGR of 9.1% for the five year period 2010 to 2015.2

Online sports betting is the strongest category of online gambling, representing 41% of the market’s overall value. It is clear that online gambling is becoming a significant segment of the gambling industry.

Although Europe represents the largest geographic market for online gambling at 48.3% of the global online gambling industry in 2010, growth is expected to come from select markets in Eastern Europe, Asia and Latin America.

Legislative and regulatory considerations will likely be the single most substantial factor for growth in online gambling. As previously indicated, legal and regulatory restrictions prohibit or constrain the online gambling industry in several key markets (including the United States). Globally, governments and jurisdictions are still struggling to determine the place of online gambling in the regulatory and legal spectrum. Legalization and/or deregulation can open up or expand national markets significantly if legislative bodies become more comfortable with and receptive to online gambling.

In regards to online gambling activities, sport betting remains the most popular form of online gambling, representing 41% of all online gambling. Casino and poker games are the next most popular activities, representing 25% and 21% of online gaming activities. Other activities such as lotteries and bingo comprise the remaining 13% of the market.

Consequently, we believe that online gaming represents a growing market that is constrained mostly by legal and regulatory instability and uncertainties.

British Industry Trends & Growth Patterns

Gambling in the United Kingdom has grown steadily in the last decade. According to the United Kingdom Gambling Commission’s annual Gambling Prevalence Survey, 56% of adults participated in some form of gambling in 2010, up from 46% in 1999 and 48% in 2007, excluding those who participated only in the United Kingdom’s national lottery.3

1 Datamonitor Industry Profile: Global Online Gaming dated September 2011

2 Online Gambling : A Gable or a Sure Bet? KPMG International Cooperative

3 British Gambling Prevalence Survey, www.gamblingcommission.gov.uk

The United Kingdom is the world’s largest online gambling market and is continuing to grow.4 Of those who participated in some form of gambling in 2010 (excluding national lottery participants), 5% did so online, up from 3% in 2007. In 2012, online gambling revenues are expected to reach $13.25 billion USD. Global consultancy PriceWaterhouseCoopers projects that revenue to rise as other EU governments create regulatory frameworks for their citizens to participate on British gaming websites.5 While the largest growth in gambling worldwide is expected to come from Asia and Latin America, it is clear that the United Kingdom’s large and mature online gaming industry will continue to have the potential to grow.

One caveat to the United Kingdom’s expected continued growth in online gambling is taxation. Current tax levies on market players in the United Kingdom are high and may drive players to use sites outside of the United Kingdom as other nations legalize and/or liberalize their online gambling laws. Furthermore, In January 2009, the government announced that the gambling sector will face a compulsory £5 million ($7.7 million) a year levy for research into problem gamblers unless it funds a voluntary scheme. Although online gambling in the United Kingdom will continue to grow, the effects of taxation must be considered.

In conclusion, the online gambling market in the United Kingdom is a mature market with the potential for modest, continued growth. The key factors to consider are taxation and regulation of the market.

Irish Industry Trends & Growth Patterns

We believe that the Irish online gambling market has the potential to grow tremendously. Our estimates are that the current market size for online gambling in Ireland is valued at $1.7 billion USD, representing approximately 5% of the global market. By extrapolating industry growth as a whole on the Irish market, online gambling could reach $6.5 billion USD by 2015, and $9.8 billion USD by 2020. This represents growth rates of 124% (between today and 2015) and 50% (between 2015 and 2020). This assumes that Ireland’s 5% global market share and gambling prevalence remains constant.

The growth in the online gambling industry in Ireland is a trend that lends itself well to the launch of Seaniemac.

Trends in Mobile Gambling

The proliferation of smartphones and the use of mobile broadband, combined with the growth of online gambling has resulted in the emergence and growth of mobile online gambling. As demonstrated in the following graph generated by Juniper Research, mobile gambling has seen steady growth since 2009 and is expected to continue to grow over the next several years reaching roughly $48 billion USD by 20156.

The majority of future growth is predicted to occur in mobile casino and lottery gambling. Casino gambling, which is currently producing a much smaller portion of total mobile wagering than betting, will grow to a roughly equal share of the total by 2015.

Furthermore, mobile lotteries, which today produce virtually no revenue, will substantially increase by 2015, although they will still represent a relatively small portion of the total. Juniper’s analysis suggests that the emergence of numerous mobile lotteries in the past 12 to 18 months, particularly in the Chinese, Latin American and African markets, will drive this future growth.

According to a Morgan Stanley report, six factors will influence the growth pattern of mobile online gambling: payment solutions, customer acceptance, battery life, regulation, branding, and substitution.

Market Trends & Growth Patterns: Global, United Kingdom and Ireland

Regulatory and legal uncertainties have the potential to skew the growth of online gambling worldwide. The most significant example is that of the United States, which outlawed online gambling in 2006. While the United States is an extreme case, it illustrates the potential effects changes in legal and regulatory practices on online gambling. In the case of Ireland, recent news indicates that the government is seeking to clarify gambling laws so as to account for online gaming, but may result in restrictions and constraints for the online gambling sector in particular. This is less of a concern in the United Kingdom, where online gambling is expressly allowed.

A significant factor that will negatively affect the online gambling market in Ireland is emigration. According to Ireland’s Central Statistics Office, emigration is growing, from 65,300 Irish nationals emigrating in 2009, to over 76,000 in 2010.7 Although preliminary statistics are still being complied, the Economic and Social Research Institute estimates that over 120,000 Irish emigrated in 2011. The high unemployment rate and limited job prospects are the most significant factor in Irish emigration.8 The profile of the likeliest emigrants tracks closely with that of the typical Irish gambler: young, male, and with limited education. Although emigrants may retain close cultural ties to Ireland, they will naturally be far less likely to follow Irish-specific sports and gambling in their destination countries as they were in Ireland.

4Global Gaming Outlook, www.PWC.com

5Ibid, 39.

6Good Odds for Mobile Gambling White Paper, Juniper Research

7 2011 Population and Migration Estimates, www.CSO.ie

Although the growth potential for global and Irish online gambling is positive with moderate growth potential in the United Kingdom from a strictly economic standpoint, the above factors must be taken into careful consideration.

Competition

Generally, we compete with a number of public and private companies, which provide electronic commerce and/or Internet gaming. In addition to known current competitors, traditional land-based casino operators and other entities, many of which have significant financial resources, and occupy entrenched position in the market and name-brand recognition, may provide Internet gaming services in the future, and thus become our competitors.

We believe the principal competitive factors in our industry that create certain barriers to entry include but are not limited to reputation, technology, financial stability and resources, proven track record of successful operations, critical mass (particularly relating to online poker), regulatory compliance, independent oversight and transparency of business practices. While these barriers will limit those able to enter or compete effectively in the market, it is likely that new competitors as well as laws and regulations of governmental authority will be established in the future.

Particularly, Seaniemac faces direct competition from established online gambling sites like PaddyPower, LadBrokes, Betfair Group and others. However, we have has several advantages at its side, primarily, services that are tailored to GAA enthusiasts, an underserved market niche. Most notably, Seaniemac is the only Irish- and GAA-focused site; is the only site offering in-game betting during live-streaming of GAA games; and utilizes industry leading software.

Increased competition from current and future competitors may in the future materially adversely affect our business, revenues, operating results and financial condition.

Research and Development

We do not currently have a budget specifically allocated for research and development purposes.

Government Regulations and Political Factors

Gambling in Ireland is principally regulated by the Betting Act of 1931 and the Gaming and Lotteries Act of 1956. This legislation pre-dates many of the new developments in the industry. There are other gaming and gambling acts that regulate the industry such as The Horse and Greyhound Racing Act 2001, which falls under overall gaming and gambling regulations but no specific act has been passed in the country for online gambling as of now.

In Europe, there is no EU legislation that regulates the gambling sector yet. However, a number of EU consumer protection directives cover specific aspects of the activity. These include regulations surrounding distance selling, unfair commercial practices and data protection directives. In addition, all EU licensed and regulated gaming and gambling operators are subject to the regulations and laws that govern business in the EU.

Employees

As of February 15, 2013, we have 3 full time employees. All other employees, including our CEO Mr. Brookstein, are part time.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

8Leaving Ireland Emigration Looms Again, www.telegraph.co.uk

Risks Related to Our Business and Financial Condition

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

Seaniemac was recently formed in December 2011, and our website is still under development. As a result, we have no operating history upon which you can evaluate our prospects and our potential value. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which we will operate. Since we have not launched our website or begun our planned marketing to date, we may never reach profitability. No additional relevant operating history involving Seaniemac’s operations exists upon which an evaluation of our performance can be made. Our performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products and markets in the evolving, highly competitive online gambling industry. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations.

We have incurred substantial losses since our inception and may never be profitable.

As we have incurred losses since inception and further losses are anticipated in the development of our business, there exists substantial doubt regarding our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from stockholders and directors, and a possible private placement of our securities. No stockholder, director, or possible private placement participant has agreed to loan our company any funds nor agreed to purchase any of our securities. The failure to obtain necessary financing could result in our company ceasing all operations, which would likely result in a loss of all or a significant portion of your investment in our company.

Failure by us to respond to changes in consumer preferences could result in lack of sales revenues and may force us out of business.

Our online gambling website and online operations operate in an industry subject to:

●	rapid technological change;

●	the proliferation of new and changing online gambling sites;

●	frequent new product introductions and updates; and

●	changes in customer demands.

Any of the above changes that we fail to anticipate could reduce the demand for our online business, as well as any products we may introduce in the future. Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our products and lower profit margins.

A decline in the popularity of our website will negatively impact our business.

Our primary source of revenues is dependent upon our ability to attract and retain new users and attracting existing users to increase their activity on our sites, among other things. If we are unable to maintain or extend web traffic to, and use of, our websites, our revenues may be adversely affected.

Intense competition in the online gambling industry may adversely affect our revenue and profitability.

We operate in a highly competitive environment and we compete for members, visitors and advertisers with numerous well established online gambling sites, as well as many smaller and/or newer sites. If we are unable to differentiate our products and generate sufficient appeal in the marketplace, our ability to achieve our business plan may be adversely affected. We intend to differentiate our website by launching a marketing campaign utilizing TV commercials and a search engine optimization or “SEO” and other internet advertising tools that features our planned games, web address Seaniemac.com and logo. The effect of such competition may put pressure on profit margins and to involve us in vigorous competition to obtain and retain consumers and advertisers. As compared to us, many of our competitors have significantly longer operating histories and greater brand recognition as well as, greater financial, management, and other resources.

We currently depend on and may continue to be dependent on third parties to complete the development of our online gambling platform, and any increased costs associated with third party developers or any delay or interruption in production would negatively affect both our ability to develop the platform and our ability to continue our operations.

We currently depend on our agreement with Boylesports to develop and operate our proposed online gambling website. We anticipate that we will continue to need to rely on third party providers to maintain, support and operate our online gambling website. The costs associated with relying on third parties may increase our development costs and negatively affect our ability to operate. Since we have less control over a third party because we cannot control the developer’s personnel, schedule or resources. We may experience delays in finalizing the website. In addition, our reliance upon a third party developer and operator exposes us to risks, including reduced control over quality assurance and costs of development. If this happens we could lose anticipated revenues from the website and may not have the capital necessary to continue our operations. In addition, we may be required to rely on certain technology that we will license from third parties, including software that we integrate and use with our internally developed software. We cannot provide any assurances that these third party technology licenses will be available to us on commercially reasonable terms. The inability to establish any of these technology licenses, or the loss of such licenses if established, could result in delays in completing our platform until equivalent technology could be identified, licensed and integrated. Any such delays could materially adversely affect our business, operating results and financial condition.

Our success depends on the scope of our intellectual property rights and not infringing the intellectual property rights of others.

Our success depends in part on our ability to:

●	obtain copyrights or trademarks or rights to copyrights or trademarks, where necessary, and to maintain their validity and enforceability;

●	operate without infringing upon the proprietary rights of others; and

●	prevent others from infringing on our proprietary rights.

We will be able to protect our proprietary intellectual property rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable copyrights or trademarks. Our inability to protect our proprietary rights could materially adversely affect our business prospects and profitability. In addition, if litigation were to take place in connection with the enforcement of our intellectual property rights (or to defend third party claims of infringement against us), there can be no assurance that we would prevail. Legal proceedings could result in substantial costs and diversion of management time and resources and could materially adversely affect our operations and our financial condition. We currently own our operating a website at www.seaniemac.com and the contents of such website, though we have not filed for formal copyright or trademark protection.

If we do not comply with the terms of our agreement with Boylesports or it is terminated, our business, operating results and financial condition will be adversely affected.

Our agreement with Boylesports to develop and operate our proposed online gaming website is crucial to our operations. If we fail to comply with any of the terms or conditions of this agreement, in the event the operator terminates the agreement or the agreement expires and we are unable to find a suitable replacement, our business, operating results and financial condition would be materially adversely affected.

Our proposed online website is subject to security and stability risks that could harm our business and reputation and expose us to litigation or liability.

Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Online transmissions are subject to a number of security and stability risks, including:

●	our encryption and authentication technology, and access and security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information;

●	we could experience unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our websites or use of our products and services;

●	someone could circumvent our security measures and misappropriate our partners’ or our customers’ intellectual property, interrupt our operations, or jeopardize our licensing arrangements, which are contingent on our sustaining appropriate security protections;

●	our computer systems could fail and lead to service interruptions;

●	we may be unable to scale our infrastructure with increases in customer demand; or

●	our network of facilities may be affected by a natural disaster, terrorist attack or other catastrophic events.

The occurrence of any of these or similar events could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation and expose us to litigation or liability. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.

We have limited experience competing in international markets. Any international expansion plans will expose us to greater political, intellectual property, regulatory, exchange rate fluctuation and other risks, which could harm our business.

Once our online gambling platform is developed, we may attempt to market such products in countries outside of our current operations in Ireland. The markets in which we may undertake international expansion may have technology and online industries that are less well developed than in Ireland. There are certain risks inherent in doing business in international markets, such as the following:

●	Uncertainty of product acceptance by different cultures;

●	Unforeseen changes in regulatory requirements;

●	Difficulties in staffing and managing multinational operations;

●	State-imposed restrictions on the repatriation of funds;

●	Currency fluctuations;

●	Difficulties in finding appropriate foreign licensees or joint venture partners;

●	Laws and business practices that favor local competitors;

●	Expenses associated with localizing our products, including offering customers the ability to transact business in multiple currencies;

●	Potentially adverse tax consequences; and

●	Less stringent and/or narrower intellectual property protection.

There is a risk that these factors will have an adverse effect on our ability successfully to operate internationally and on our results of operations and financial condition.

Changes to payment card networks or bank fees, rules, or practices could harm our business and, if we do not comply with the rules, could result in a termination of our ability to accept credit cards. If we are unable to accept credit cards, our competitive position would be seriously damaged.

Once our online gaming website becomes operational, we expect to belong to or directly access payment card networks, such as Visa, MasterCard and the National Automated Clearing House Association (“NACHA”) through our third party developer and operating agreement, in order to accept or facilitate the processing of credit cards and debit cards (including some types of prepaid cards) as a means for payment to us. We also expect to rely on banks or other payment processors to process transactions, and must pay fees for these services. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. Generally, payment card processors have the right to pass any increases in interchange fees and assessments on to payment systems like ours as well as increase their own fees for processing. Changes in interchange fees and assessments could increase our operating costs and reduce profit margins, if any. In addition, in some markets, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard’s interchange fees and practices violate antitrust law. The financial reform law enacted in 2010 authorizes the Federal Reserve Board to regulate debit card interchange rates and debit card network exclusivity provisions, and the Federal Reserve Board has proposed rules that include caps on debit card interchange fees at significantly lower rates than Visa or MasterCard currently charge. We expect to be required by our processors to comply with payment card network operating rules, which generally include the obligation to reimburse processors for any fines they are assessed by payment card networks as a result of any rule violations by users. The payment card networks set and interpret the card rules which could be more difficult or expensive to comply with. We also expect to be required to comply with payment card networks’ special operating rules for Internet payment services. Some of these rules may be difficult or even impossible for us to comply with. If we are unable to comply with these rules, we may be subject to fines for any failure to comply with such rules or we may lose our ability to gain access to the credit card associations or NACHA.

Changes in government laws could materially adversely affect our business, financial condition and results of operations.

Our business is regulated by diverse and evolving laws and governmental authorities in Ireland and the Isle of Man and other countries in which we intend to operate in the future. Such laws relate to, among other things, online gambling, gambling in general, internet, licensing, copyrights, commercial advertising, subscription rates, foreign investment, use of confidential customer information and content. Promulgation of new laws, changes in current laws, changes in interpretations by courts and other government officials of existing laws, our inability or failure to comply with current or future laws or strict enforcement by current or future government officers of current or future laws could adversely affect us by reducing our revenue, increasing our operating expenses and/or exposing us to significant liabilities.

Our ability to compete depends in part on the continued availability and service of qualified employees and third party providers.

Although none of our employees have experience in marketing an online gambling website, we rely on their extensive experience in business and event management and marketing, internet marketing, employing search engine optimization (“SEO”) tools that include Google AdWords, social media marketing, online affiliate management and customer acquisition and analysis to operate our business. In addition, we will be reliant on Boylesports who is developing and will host our planned website. Much of our future success depends on the continued availability and service of the employees and third parties to provide these services. Experienced employees and third party providers in the gaming, technology and online marketing industry are in high demand. The loss of employees or Boylesports, or the inability to hire additional talented employees or third party providers as necessary could result in significant disruptions to our business, and the integration of replacement employees or third party suppliers could be time-consuming and expensive and cause additional disruptions to our business. If we are unable to attract and retain qualified employees and third party providers, we may not be able to meet our strategic objectives.

In an effort to distinguish our business from those of our competitors, we may set our betting odds slightly lower than our competition; however, this policy may reduce our profitability and affect our business and financial operations negatively.

The amount of revenue we generate from our customers is based, in part, on the odds we set for certain online wagers and betting. By lowering our betting odds, the customer will receive a bigger payout, but correspondingly we will receive a lower payout. We may adopt this policy in an effort to attract more customers and gaming volume to our site.

Economic conditions, particularly in Ireland and the UK, that have an adverse effect on the gaming industry will adversely affect our results of operation.

Our proposed business operations are concentrated in a single industry and geographic area (Ireland and the UK) that is affected by international, national and local economic conditions. A downturn in the economy or in a region such as Ireland and the UK constituting a significant source of our customers, or a reduction in demand for gaming, may harm our financial condition or that of our customers. We cannot predict the effect or duration of an economic slowdown or the timing or strength of any subsequent economic recovery, worldwide, in Ireland and the UK or in the gaming industry, or the impact such slowdown may have on the demand for online gaming. If players have less disposable income to spend on online gaming or if our customers are unable to devote resources to using our products, there could be an adverse effect on our business.

We may require significant additional capital to fund our business plan.

We will be required to expend significant funds to develop our online gambling operations. Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy.. Capital markets worldwide have been adversely affected by substantial losses by financial institutions, in turn caused by investments in asset-backed securities. We may not be successful in obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of operations.

We depend upon a limited number of personnel and the loss of any of these individuals could adversely affect our business.

If any of our current executive employees were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them. They are critical employees at this time. In addition to the executives, we rely heavily on a several people that have extensive knowledge of our industry. There is no assurance that we can find suitable individuals to replace them or to add to our employee base if that becomes necessary. We are entirely dependent on these individuals as our critical personnel at this time. We have no life insurance on any of our employees, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

Risks Related to Our Common Stock

There currently is only a minimal public market for our common stock. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTCQB operated by the OTC Market’s Group, Inc. under the symbol “COPI”. We may not ever be able to satisfy the listing requirements for our common stock to be listed on any stock exchange, including the trading platforms of NASDAQ Stock Market which are often more widely-traded and liquid markets. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our common stock listed.

We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our common stock to remain eligible for quotation on the OTCQB, or on another over-the-counter quotation system. In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

The application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

The Securities and Exchange Commission (the “SEC”) has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, SEC Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and
●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock is sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our common stock could, for example, decline precipitously in the event that a large number of shares are sold on the market without commensurate demand, as compared to the market for securities or a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of shares for sale at any time will have on the prevailing market price.

We do not pay dividends on our common stock.

We have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting in our annual report on Form 10-K. That report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

Rule 144 Related Risk.

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding; or

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

Restrictions on the reliance of Rule 144 by Shell Companies or former Shell Companies.

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

●	The issuer of the securities that was formerly a shell company has ceased to be a shell company,

●	The issuer of the securities is subject to the reporting requirements of Section 14 or 15(d) of the Exchange Act,

●	The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

●	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result, it is likely that pursuant to Rule 144, stockholders who receive our restricted securities in a business combination will not be able to sell our shares without registration until one year after we have completed our initial business combination.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES

Our executive officers are located at 780 New York Avenue, Suite A, Huntington 11743. The office is used for administration and finance for all Company activities. The office is occupied at no charge to us. There is no rental agreement for the use of this office. If rent were charged for this space, the amount would not be material.

In addition, Seaniemac occupies an office in Dublin, Ireland on a month to month basis that requires monthly rent payments of approximately $326.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is traded over-the-counter and available for quotation on the OTCQB under the trading symbol “COPI.QB”. The following table sets forth the range of high and low bid prices for our common stock for the periods indicated. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year 2012	Bid High	Bid Low
December 31, 2012	0.3000	0.1500
September 30, 2012	0.0007	0.0003
June 30, 2012	0.0007	0.0003
March 31, 2012	0.0007	0.0003
Fiscal Year 2011
December 31, 2011	0.0004	0.0003
September 30, 2011	0.0006	0.0003
June 30, 2011	0.0014	0.0006
March 31, 2011	0.0020	0.0008

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

As of April 15, 2013, we had 165 stockholders of record, and an unknown number of additional holders whose stock is held in “street name.”

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis should be read in conjunction with our historical combined financial statements and the related notes. The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “project,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Current Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We disclaim any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Current Report. Please see “Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

Our History

We were incorporated in Nevada on November 17, 2003 under the name GSA Publications, Inc. In conjunction with a reorganization in February 2006, we changed our name to our current name, Compliance Systems Corporation.

In February 2010, we merged with Execuserve pursuant to which we entered the business then operated by Execuserve. The business of Execuserve provided organizations, who are hiring employees, with tests and other evaluation tools and services to assess and compare job candidates.

From May 2008 through July 2010, we raised capital through the sale to Agile Opportunity Fund, LLC of secured convertible debentures. Subsequent thereto, we breached certain on the terms of such debentures in December 2010 and transferred to Agile all of our operating assets in exchange for a release of our obligations under the debentures and other obligations owed to Agile. At that time, we became a non-operating shell company and began seeking to acquire or merge with an operating entity.

On September 11, 2012, we filed with the SEC a definitive Information Statement on Schedule 14C in which we reported that our Board of Directors and the requisite number of our stockholders have authorized a 1 for 994.488567392 reverse split (the “Reverse Split”) of our common stock and a corresponding amendment to our Articles of Incorporation. The Reverse Split was necessary in order to effectuate the Acquisition as contemplated in the Exchange Agreement. In accordance with the definitive Information Statement, we filed an amendment to our Articles of Incorporation and the reverse split was declared effective on October 3, 2012. The effect of the Reverse Split is to decrease the number of our shares of Common Stock issued and outstanding from 1,441,770,097 pre-Reverse Split shares to approximately 1,449,760 post-Reverse Split shares.

Seaniemac Acquisition

On June 7, 2012, we entered into a Securities Exchange Agreement (the “Exchange Agreement”) with RDRD II Holding LLC, a Delaware limited liability company (“RDRD”). The Exchange Agreement was amended on October 29, 2012 and again on February 18, 2013. The Exchange Agreement contemplated the acquisition (the “Acquisition”) of RDRD’s 70% equity ownership interest (the “Seaniemac Equity Interest”) in Seaniemac Limited (“Seaniemac”), an Ireland corporation. Seaniemac is in the business of operating a sports gaming website. The Exchange Agreement further contemplated that, in exchange for the Seaniemac Equity Interest, we would issue to RDRD an amount of shares of our common stock which, following such issuance, would equal approximately 71% of our then outstanding shares of Common Stock (on a fully diluted basis), after taking into account the 10 million post-split shares we were ordered by a court in Florida to issue to certain of our creditors in exchange for $500,000 of debt owed to such creditors along with other issuances of our common stock in exchange for the debt of various creditors. We completed the Acquisition on October 30, 2012.

Our Current Business

Since the Acquisition, we have been developing with third party providers a website for online gambling, including sports betting and casino gaming in Ireland under the brand name Seaniemac.com. We plan to initially focus on Irish horse racing and soccer and online wagering for traditional casino, live casino, poker, bingo and interactive skilled games. We will rely on third parties for all of the web operations for our planned gaming website which we plan to launch in our second fiscal quarter ending June 30, 2013.

We have devoted significant financial resources to pay for our online gaming operations and corresponding development of our website operations to date which include operating expenses during the period from December 11, 2011 (inception) to September 30, 2012 of $200,861, accumulated total assets of $162,002, comprised of $2,152 in cash and $159,850 in prepaid expenses, and incurred total liabilities of $364,157, comprised of accounts payable and accrued expenses of $305,239 and loans payable and accrued interest to related parties of $58,918.

We have funded most of website development activities utilizing advances from RDRD, a related party. See “Management’s Discussion and Analysis - Seaniemac’s Liquidity and Capital Resources.”

The Company’s Results of Operations

As discussed above, Seaniemac was acquired as of October 30, 2012 and, in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 805-10, the transaction is being accounted for as an asset acquisition. The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results of Operations for Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenue

Revenue during the twelve months ended December 31, 2012 and December 31, 2011 was $0, respectively.

Operating Expenses

Operating expenses during the twelve months ended December 31, 2012 totaled $401,797, as compared to operating expenses totaling $447,320 in the comparable period in 2011. These expenses are primarily attributable to Seaniemac’s start-up operations and those attributable to the Acquisition.

Loss from Continuing Operations

Our loss from continuing operations during the twelve months ended December 31, 2012 totaled $193,166, as compared to a net loss from continuing operations of $543,588 in the comparable period in 2011. The decrease of $350,422 was primarily attributable to a gain on forgivness of debt of $189,750 and reversal of payroll taxes payable of $86,429.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We had current assets at December 31, 2012, including cash of $726 and prepaid expenses and other current assets of of $104,399. We are reliant upon shareholder loans to fund operations. We have not yet recognized positive operating cash flow. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was ($148,097) during the twelve months ended December 31, 2012. The cash used in operating activities is primarily attributable to changes in assets and liabilities such as gain on forgivness of debt, prepaid expenses and other current assets, and accounts payable and accrued expenses.

Net cash provided by financing activities during the twelve months ended December 31, 2012 was $155,945 which was a result of a loan we received from a related party.

In order to launch and operate the Seaniemac website as discussed in this report, Seaniemac estimated it would require working capital of approximately $600,000. It is estimated that 50% of this amount will be used for website development and operations, 33% for marketing expenses and 17% for general and administrative expenses. RDRD, a related party, has lent us approximately $404,000 as of February 15, 2013 in order to fund our working capital requirements. While RDRD may continue to lend us funds for our working capital needs, we have not entered into any agreements with RDRD for any future loans. In the event we are unable to borrow funds needed for our business, or we are unable to repay our current obligations when due, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of Seaniemac’s operations which represent our sole business which would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continued losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.

The Company’s primary need for cash during the next twelve months is to fund payments of operating costs. At December 31, 2012, we had continued losses from operations since inception, and had both stockholders’ and working capital deficiencies of $1,276,332. We believe we will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain our operations until we can achieve profitability and positive cash flows, if ever. Our operating subsidiary, Seanimac, is developing an on-line gaming website that is intended for the Irish market. Seanimac has no revenue. Based on these factors, Our auditors included a “going concern” qualification in their auditors’ report for the year ended December 31, 2012 as . Such “going concern” qualification may make it more difficult for us to raise funds when needed. The current economic environment is impacting our ability to obtain any needed financing. No assurance can be given that financing will be available when needed or, if available, such financing will be on terms beneficial to us.

Related Party Transactions

At December 31, 2012 and December 31, 2011, we had outstanding net advances and loans from related parties of $170,350 and $82,958, respectively.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Critical Accounting Policies

The Company’s consolidated financial statements and related public information are based on the application of generally accepted accounting principles in the United States (“GAAP”). The Company’s significant accounting policies are summarized in Note 2 to its annual consolidated financial statements. While all of these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements. The Company’s critical accounting policies are discussed below.

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

From time to time, our shares of common stock and warrants have been issued as payment to employees and non-employees for services. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in our consolidated financial statements for certain of its assets and expenses.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-18 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s Report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management’s Report in this annual report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of each of the persons and who became members of our Board of Directors and Executive Officers effective upon closing of the Acquisition.

Name	Age	Positions and Offices to be Held
Barry M. Brookstein	71	Director, Chief Executive Officer, Chief Financial Officer, Secretary
Sean McEniff	47	Director, Chairman, President
Shane O’Driscoll	39	Director
Jon M. Garfield	48	Director

The directors above have been appointed by RDRD to service as our officer and directors as of the date of the closing of the Acquisition in accordance with the Acquisition Agreement. The directors named above will serve until the first annual meeting of our stockholders following completion of the Acquisition or until their respective successors have been appointed and duly qualified. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement. There is no arrangement or understanding between any of the directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to our board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Barry M. Brookstein, Director and Chief Executive Officer, Chief Financial Officer, Secretary. Mr. Brookstein served as our Chief Financial Officer and each of its subsidiaries from such entities’ formation through our s merger with and into our predecessor, GSA Publications, Inc. in February 2006. Since the 2006 merger, he served as our Chief Financial Officer and each of our subsidiaries, as well as our Secretary, Treasurer and director and serves in such capacity on a part time basis. Effective November 23, 2010, he became the Chairman of the Board and Chief Executive Officer of our company upon the resignation of Mr. Garfinkel. Prior to joining the Company, Mr. Brookstein devoted his full-time to his accounting practice. Mr. Brookstein also currently devotes a portion of his time to his accounting practice. Mr. Brookstein is a graduate of Pace University and has over 40 years of experience in public accounting.

Sean McEniff, Director and Chairman and President. Mr. McEniff graduated with a degree in Business Studies from D.I.T., Dublin in 1988. From 1991 to 2011 Mr. McEniff worked as chairman and director at the McEniff Hotel Group. Mr. McEniff’s duties included being responsible for the financial management of the McEniff Hotel Group, as a board representative and spokesperson for all business matters and to oversee daily operations such as personnel, purchasing, and sales. As a sportsperson, Sean represented his native county Donegal at minor, U-21 and senior level. Honors achieved included an Ulster minor medal in 1982, 4 Ulster Colleges medals with De la Salle, Ballyshannon, Intervarsity Trench Cup success with D.I.T. in 1987, a Canadian Championship medal with Clannan Gael, Toronto, in 1989.

Shane O’Driscoll, Director. From 2008 to present, Entertainment Director at INEC, Gleneagle Hotel Group, Killarney, Ireland. Mr. O’Driscoll’s duties including managing a staff of over 30 employees, all event, festival and production management and procurement of artists and talent for shows. From January 2007 to the present, Mr. O’Driscoll has also served as the Director of the Killarney Summerfest.

Jon M. Garfield, Director. Mr. Garfield served as the chairman of the audit committee and board of directors for Neah Powers, Inc., a publicly traded technology company from 2008 through the present. From 2005 through 2010, Mr. Garfield as the Chief Financial Officer of Clearant, Inc., a publicly traded medical technology device company. Mr. Garfield is a graduate of the University of Texas and has been a certified public accountant since 1987.

Key employees

Seaniemac employs Garreth Core, age 32, as director of marketing and operations who, while not an executive officer, makes a significant contribution to our business and operations.

Since July 2012, Mr. Core has been Seaniemac’s director of marketing and operations where he is responsible for all aspects of its event management and marketing, internet marketing, employing search engine optimization (“SEO”) tools that include Google AdWords, social media marketing, online affiliate management and customer acquisition and analysis. From 2010 to July 2012 Mr. Core was the Chief Operating Officer of Connexions Bookings Ltd., an online marketing, consulting and management company that provides Website development, search engine optimization, online marketing, budgeting, business development and management information systems installation services.

With a strong knowledge of both cash and accounting systems, Mr. Core has been responsible for multi-fund budgets. He has experience in all aspects of the service industry, resource allocation, fund management, accounting and control. Mr. Core works closely with clients reducing costs and increasing turn over, while improving overall staff morale and client confidence.

In 2010, Mr. Core was a manager at the Arc Cafe Bar and Restaurant operated by the Towey Group, one of the leading companies in the service industry in Ireland. Arc Cafe Bar is a state of the art bar, nightclub and restaurant that can accommodate up to 1,000 people and employed a staff of approximately 100. While working at the Arch Care Bar and Restaurant, Mr. Core was responsible for all marketing, budget control, staffing, stock control, finances and customer service functions. In addition, Mr. Core employed social media and online marketing to increase its online presence and attract and retain new and existing customers. Mr. Core continues to provide marketing consulting services to the Towey Group.

Promoters

The following persons may be deemed a “promoter” of the Company as that term is defined in the rules and regulations promulgated under the Securities Act of 1933 as a result of RDRD’s former ownership of Seaniemac, its current ownership interest in our company and the management role in Seaniemac of Messrs. Kessler and Trautman who are managing members of RDRD: The following individuals are managing members of RDRD: Rina Chernaya, Dianna Chernaya, Robert Kessler, Gregory Trautman, and David Gentile.

In December, 2009, the Securities and Exchange Commission entered an order imposing remedial sanctions (Administrative Proceeding File No. 3-12559) against Mr. Trautman due to his unlawful late trading and deceptive market timing in mutual fund shares on behalf of customers and for the account of the broker-dealer in which he was a principal and other securities laws violations as a result of these activities. The sanctions bar Mr. Trautman from association with any broker or dealer, orders him to cease and desist from committing or causing any violations or future violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 15(c) of the Exchange Act of 1934, and Exchange Act Rules 10b-3 and 10b-5, disgorge $608,886, plus prejudgment interest of $260,645.29 and pay a civil money penalty in the amount of $120,000.

Other than as disclosed above, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

Discussion of Director Compensation

Although not reduced to writing, we have agreed to compensate each of our directors with 50,000 shares of restricted common stock per year of service on the board, payable retroactively.

All executive officers are elected by the Board and hold office until the next annual meeting of stockholders and until their successors are elected and qualify.

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight

Director qualifications

Mr. Brookstein has been involved with our operations since 2006. We believe that the professional experience of Mr. Brookstein in managing public companies and accounting and his years of service to our company qualifies him to continue to serve as a director or our company in our new business.

Mr. McEniff is the founder of Seaniemac and his years of experience as senior management qualify him to serve as an officer and director of our company.

We believe Mr. O’Driscoll’s business experience qualifies him to serve as a director for our Company.

Mr. Garfield’s years of experience servicing public companies and as a CPA qualifies him to serve as a Director on our board.

Committees of our Board of Directors

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole. Because we do not have any independent directors, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Mr. Brookstein is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

●	understands generally accepted accounting principles and financial statements,

●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

●	understands internal controls over financial reporting, and

●	understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Board oversight in risk management

Our Chief Executive Officer also serves as Chairman of the Board of Directors and we do not have a lead director. In the context of risk oversight, we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board. The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks, that our company faces. Because our Board is comprised solely of members of our management, these individuals are responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2012 except for Mr. Brookstein who failed to file certain Form 4’s, RDRD that failed to file a Form 3 and Form 4 and Messrs. McEniff, O’Driscoll and Garfield who each failed to file a Form 3.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain information for the fiscal years ended December 31, 2012 and 2011 concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Option Awards(1)		All Other Compensation	Total
Barry Brookstein, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	2012	-	$120,000	(2)	-	$120,000
	2011	$240,000	$4,948		$-	$244,948

(1)	Represents the aggregate fair value in accordance with FASB ASC 718 with respect to warrants issued for salary deferrals, dividend deferrals and interest deferrals during 2011 and 2010. Amounts also include the value of warrants issued to Spirits, a company wholly-owned by Brookstein. Reference the footnotes to the financial statements included in this report which discloses the assumptions made in valuing these options and warrants.

(2)

Effective January 1, 2012, Brookstein deferred his full salary through June 30, 2012. The amount of such deferred salaries for the year ended December 31, 2012 totaled $120,000. As compensation, we granted to Brookstein Deferred Salary Warrants to purchase 12,067 post-split shares (each a “2012 Deferred Salary Warrant Share”) of Company Common Stock at $0.994 per 2012 Deferred Salary Warrant Share at the rate of .1 Deferred Salary Warrants for each $1 of deferred salary for a term of five years. On July 1, 2012, all of the issued and outstanding Deferred Salary Warrants were exchanged for shares of the Company’s common stock in contemplation of the Exchange Agreement.

Employment Agreements with Executive Officers

CCI had a five-year employment agreement with Brookstein which expired on November 30, 2011 and was converted to a month-to-month basis. Under the terms of his employment agreement, Mr. Brookstein received a base salary of $240,000 per year. He was also entitled to an annual bonus from the bonus pool, the amount to be determined in the sole discretion of the Board, and an allowance for an automobile of up to $1,000 per month plus reimbursement for maintenance, insurance and gasoline also to be determined in the sole discretion of the Board. His employment agreement provided for health insurance and other standard benefits and contained certain non-competition prohibitions which require that each officer not engage in any business activities which directly compete with our business while he is employed by us or is one of our principal stockholders. For the fiscal year ended December 31, 2011, no bonus was awarded.

We have no employment agreements post Acquisition, however we are negotiating the terms of an agreement with Barry Brookstein.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth in the “General” subsection above, as of December 31, 2012:

With respect to each option award -

●	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;

●	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;

●	the exercise price of such option; and

●	the expiration date of such option; and

●	with respect to each stock award -

●	the number of shares of our common stock that have been earned but have not vested;

●	the market value of the shares of our common stock that have been earned but have not vested;

●	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and

●	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

 Option Awards and Warrant Awards

	Number of	Number of	Equity Incentive
	Securities	Securities	Plan Awards:
	Underlying	Underlying	Number of	Weighted
	Unexercised	Unexercised	Securities Underlying	Average
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price	Date
Barry Brookstein		0	0	$-

* Includes 21,600,000 warrants issued to Spirits, a company wholly-owned by Brookstein.

Stock Awards

Equity Incentive
Plan Awards:
			Number	Market or
	Number of	Market Value	of Unearned	Pay-Out Value of
	Shares That	of Shares That	Shares That	Unearned Shares
Name	Have Not Vested	Have Not Vested	Have Not Vested	Have Not Vested
Barry Brookstein	0	$-	0		$-

Discussion of Director Compensation

We did not pay any director compensation during the fiscal years ended December 31, 2012 and December 31, 2011, respectively. We may begin to compensate our directors at some time in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of April 15, 2013 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care of Compliance Systems Corporation, 780 New York Avenue, Suite A, Huntington, New York 11743. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of warrants and options to purchase securities in our company. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

In accordance with the Exchange Agreement, CSC has agreed to ensure that each class of preferred stock shall be converted, redeemed or otherwise cancelled within 60 days of the Closing of the Acquisition. The parties to the Exchange Agreement have agreed to extend this condition from 60 to 120 days and the preferred shareholders have agreed to voluntarily convert their respective preferred shares to common stock within the 120 day time frame.

Series A Senior Convertible Voting Non-Redeemable Preferred Stock

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class

Barry Brookstein (1)	200,000	8.7%
All executive officers and directors as a group (one person)	200,000	8.7%

(1)	Mr. Brookstein is a Director and our Chief Executive Officer, Chief Financial Officer, and Secretary.

Series B Senior Subordinated Convertible Voting Redeemable Preferred Stock

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership		Percentage of Class

Barry Brookstein (1)	1,250,000	(2)	100.0%
Spirits Management Inc. (3)	750,000		60.0%
All executive officers and directors as a group (one person)	1,250,000	(2)	100.0%

(1)	Mr. Brookstein is a Director and our Chief Executive Officer, Chief Financial Officer, and Secretary.
(2)	Includes 750,000 shares of Series B Preferred Stock owned by Spirits Management, Inc. a corporation in which Mr. Brookstein serves as an executive officer and director and is the sole stockholder (“Spirits”).
(3)	Spirits is a corporation in which Barry Brookstein, our Chief Executive Officer, Chief Financial Officer, and Secretary, serves as an executive officer and director and is the sole stockholder.

Series C Senior Subordinated Convertible Voting Redeemable Preferred Stock

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership		Percentage of Class

Barry Brookstein (1)	857,593	(2)	46.9%
Spirits Management, Inc. (3)	450,601		24.6%
Phone Tel New Corp. (4)	202,491		11.1%
Tele-Serv Inc. (4)	141,345		7.7%
Telmax Co. Inc. (4)	160,390		8.8%
Agile Opportunity Fund, LLC (5)	466,750		25.5%

All executive officers and directors as a group (one person)	857,593	(2)	46.9%

(1)	Mr. Brookstein is a Director and our Chief Executive Officer, Chief Financial Officer, and Secretary.
(2)	Includes (a) 450,601 shares of Series C Preferred Stock owned by Spirits, a corporation in which Mr. Brookstein serves as an executive officer and director and is the sole stockholder.
(3)	Spirits is a corporation in which Barry Brookstein, our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, serves as an executive officer and director and is the sole stockholder.
(4)	The address for Phone Tel New Corp., Tele-Serv Inc., and Telmax Co. Inc. is 153 Symphony Court, Eastport, New York 11941.
(5)	The address for Agile Opportunity Fund, LLC is 1175 Walt Whitman Road, Melville, New York 11747.

Series D Senior Convertible Voting Redeemable Preferred Stock

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class

Barry Brookstein (1)	100,000	100.0%

All executive officers and directors as a group (one person)	100,000	100.0%

(1)	Mr. Brookstein is a Director and our Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.

Common Stock

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership After Acquisition	Percentage of Class (7)

Barry Brookstein (1)	726,805(2)	1.738%
Sean McEniff (3)	-0-
Shane O’Driscoll (4)	-0-
Jon M. Garfield (5)	-0-
All executive officers and directors as a group (four people )	726,805	1.738%

5% or More Owners:
RDRD II Holdings LLC (7)	29,719,952	71.083%

(1)	Mr. Brookstein is a Director and our Chief Executive Officer, Chief Financial Officer, and Secretary.

(2)	Includes (a) 64 shares of Common Stock owned by Mr. Brookstein’s children for which Mr. Brookstein has custodial control, (b) 26,247 shares of Common Stock owned by Spirits, (c) 20,111 shares of Common Stock issuable upon conversion of the 200,000 shares of Series A Preferred Stock owned by Mr. Brookstein, (d) 50,277 shares of Common Stock issuable upon conversion of the 500,000 shares of Series B Preferred Stock owned by Mr. Brookstein, (e) 75,416 shares of Common Stock issuable upon conversion of the 750,000 shares of Series B Preferred Stock owned by Spirits, (f) 40,925 shares of Common Stock issuable upon conversion of the 406,992 shares of Series C Preferred Stock owned by Mr. Brookstein, (g) 45,310 shares of Common Stock issuable upon conversion of the 450,601 shares of Series C Preferred Stock owned by Spirits, and (h) 100,554 shares of Common Stock issuable upon conversion of the 100,000 shares of Series D Preferred Stock owned by Mr. Brookstein.

(3)	Sean McEniff is a Director of the Company and our Chairman and President.
(4)	Shane O’Driscoll is a Director of the Company.
(5)	Jon M. Garfield is a Director of the Company.
(6)	Based on an aggregate of 41,810,476 common shares outstanding on a fully diluted basis (which includes the common stock issuable upon conversion of the preferred stock).

(7)	RDRD II Holdings, LLC is beneficially owned Rina Chernaya (14.25%), Dianna Chernaya (14.25%); Robert Kessler (23.833%); Gregory Trautman (23.833%) and David Gentile (23.833%). The address for RDRD II Holdings, LLC is 104 West 27th Street, New York, NY 10028

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

At December 31, 2012 and December 31, 2011, we had outstanding net advances from related parties of $170,350 and $82,958, respectively.

As of June 30, 2012, we issued 12,067 Deferred Salary Warrants as compensation to Brookstein. The Deferred Salary Warrants entitle the holder to purchase shares of our common stock at $0.10 per share for a term of five years.

As of June 30, 2012, we issued 1,508 Dividend Accrual Warrants to Mr. Brookstein for deferral of payment of accrued dividends on the Series B Preferred Stock for the three month period ended June 30, 2012. The Dividend Accrual Warrants entitle the holder to purchase shares of our common at an exercise price of $0.10 per share for a term of five years.

As of June 30, 2012, we issued 2,262 Dividend Accrual Warrants to Spirits Management, Inc., a related party, for deferral of payment of accrued dividends on the Series B Preferred Stock for the three month period ended June 30, 2012. The Dividend Accrual Warrants entitle the holder to purchase shares of our common at an exercise price of $0.10 per share for a term of five years.

As of June 30, 2012, we issued 302 Dividend Accrual Warrants to Brookstein for deferral of payment of accrued dividends on the Series D Preferred Stock. The Dividend Accrual Warrants entitle the holder to purchase shares of our common stock at an exercise price of $0.10 per share for a term of five years.

As of June 30, 2012, we issued a total of 5,883 Deferred Interest Payment Warrants to Brookstein, Ponzio and Nascap in lieu of payment of accrued interest on certain promissory notes. The warrants entitle the holder to purchase shares of our common stock at an exercise price of $0.10 per share for a period of five years from the date they are issued.

On July 1, 2012, we issued 10,055 shares of our Common Stock to Brookstein in exchange for stock options to purchase 10,055 shares of our common stock.

On July 1, 2012, we issued 50,000 shares of our Series D Senior Convertible Voting Redeemable Preferred Stock (“Series D Preferred Stock”) to Brookstein in satisfaction of the Brookstein New Note.

On July 1, 2012, we issued 100,554 shares of our Common Stock to Garfinkel in lieu of the payment of accrued salary totaling $380,000 as of June 30, 2012.

On July 1, 2012, we issued 251,385 shares of our Common Stock to Mr. Brookstein in exchange for all issued and outstanding warrants of our company held by Mr. Brookstein and in lieu of payments of accrued and any future dividends on the Series B Senior Subordinated Convertible Voting Preferred Stock held by Mr. Brookstein. Upon issuance of these shares, there were none of our warrants outstanding held by Mr. Brookstein.

On October 30, 2012, we issued 29,719,952 shares of our Common Stock to RDRD in exchange for a 70% equity interest in Seaniemac as part of the Acquisition as provided for in the Exchange Agreement.

In 2011, Brookstein deferred his total salary of $240,000. As compensation, the Company granted to Brookstein Deferred Salary Warrants to purchase shares of Common Stock at the rate of 100 Deferred Salary Warrants for each $1 of deferred salary. In 2011, Brookstein received 24,000,000 Deferred Salary Warrants.

The Company failed to pay dividends on the outstanding shares of its Series B Preferred Stock and Series D Preferred Stock. All of the outstanding shares of Series B Preferred Stock and are held by Brookstein and Spirits and all of the outstanding shares of Series D Preferred Stock are held by Brookstien. Although the Company has been and currently is unable to pay the dividends when due, the dividends have been and are continuing to be accrued until such time as the monthly dividends can lawfully be paid under Nevada law. The Company deferred dividends totaling $154,286 for the year ended December 31, 2011: $64,286 due to Brookstein, and $90,000 due to Spirits. As compensation, the Company granted to each of them Dividend Accrual Warrants to purchase shares of Common Stock at the rate of 100 Deferred Salary Warrants for each $1 of dividends accrued. In 2011, Brookstein received 6,486,600 Dividend Accrual Warrants and Spirits received 9,000,000 Dividend Accrual Warrants.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Holtz Rubenstein Reminick LLP for the fiscal years ended December 31, 2012 and 2012.

	2012	2011

Audit Fees	$34,140	$14,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	14,770	-
Total	$48,910	$14,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2012 were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIALSTATEMENT SCHEDULES

(a)	1.	Financial Statements

		The consolidated financial statements and Report of Independent Registered Public Accounting Firm are included on pages F - 1 through F - 18.
	2.

Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number		Description of Exhibit
3.1		Composite of Articles of Incorporation of Compliance Systems Corporation, as amended to date (Incorporated herein by reference to Exhibit 3.1 as part of the Company’s Form 8-K as filed with the Commission on February 26, 2013).
3.2		Certificate of Amendment to the Articles of Incorporation of Compliance Systems Corporation effective October 3, 2012 (Incorporated herein by reference to Exhibit 3.2 as part of the Company’s Form 8-K as filed with the Commission on February 26, 2013).
10.2		Addendum to Promissory Note, dated July 25, 2005, between Call Compliance, Inc. and Barry Brookstein. (Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)
10.3		Addendum to Promissory Agreement, dated July 25, 2005, between Compliance Systems Corporation and Barry Brookstein. (Incorporated by reference to Exhibit 10.27 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)
10.4		Addendum to Promissory Agreement, dated July 26, 2005, between Compliance Systems Corporation and Spirits Management, Inc. (Incorporated by reference to Exhibit 10.28 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)
10.5		Non-Negotiable Promissory Note, dated July 1, 2005, between Compliance Systems Corporation and Dean Garfinkel. (Incorporated by reference to Exhibit 10.30 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)
10.6	+	Employment Agreement dated September 30, 2005 between Call Compliance, Inc. and Barry Brookstein. (Incorporated by reference to Exhibit 10.35 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)
10.7	+	First Amendment to Employment Agreement dated December 1, 2001, dated September 30, 2005, between Call Compliance, Inc. and Barry Brookstein. (Incorporated by reference to Exhibit 10.35 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)
10.8	+	Employment Agreement dated September 30, 2005 between Call Compliance, Inc. and Dean Garfinkel. (Incorporated by reference to Exhibit 10.36 to Amendment Number 1 to our Registration Statement on Form SB-2/A, filed with the SEC on August 11, 2006.)
10.9	+	First Amendment to Employment Agreement dated December 1, 2001, dated September 30, 2005, between Call Compliance, Inc. and Dean Garfinkel. (Incorporated by reference to Exhibit 10.36 to Amendment Number 1 to our Registration Statement on Form SB-2/A, filed with the SEC on August 11, 2006.)
10.10		Promissory Note, dated October 28, 2005, between Compliance Systems Corporation and Henry A. Ponzio. (Incorporated by reference to Exhibit 10.34 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)

10.11	$150,000 Promissory Note, dated September 30, 2006, issued by Call Compliance.com, Inc. to Nascap Corp. (Incorporated by reference to Exhibit 10.61 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.)
10.12	Security Agreement, dated March 8, 2006 by and between Call Compliance, Inc. and Nascap Corp. (Incorporated by reference to Exhibit 10.62 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.)
10.13	Guaranty Agreement, dated September 30, 2006, by Compliance Systems Corporation in favor of Nascap Corp. (Incorporated by reference to Exhibit 10.63 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.)
10.14	Consent, dated September 30, 2006, of Montgomery Equity Partners, Ltd. to the issuance by Call Compliance, Inc. of a $150,000 Promissory Note to Nascap Corp. (Incorporated by reference to Exhibit 10.64 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.)
10.15	Investor Registration Rights Agreement, dated March 16, 2007, between Compliance Systems Corporation and Cornell Capital Partners, LP. (Incorporated by reference to Exhibit 10.25 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.)
10.16	Secured Convertible Debenture, dated March 16, 2007, issued to Cornell Capital Partners, LP. (Incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.)
10.17	Form of Option Agreement, dated as of January 4, 2008, with respect to options granted by Compliance Systems Corporation to Dean Garfinkel (20,000,000 shares) and Barry M. Brookstein (10,000,000 shares). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: January 4, 2008), filed with the SEC on February 15, 2008.)
10.18	Warrant Certificate of Compliance Systems Corporation, dated as of May 6, 2008, registered in the name of Cresta Capital Strategies, LLC. (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.)
10.19	Warrant Certificate of Compliance Systems Corporation, dated as of September 2, 2008, registered in the name of Cresta Capital Strategies, LLC. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: September 2, 2008), filed with the SEC on September 5, 2008.)
10.20	Waiver and Standstill Agreement, dated as of January 26, 2009, between Compliance Systems Corporation, Call Compliance, Inc. and Nascap Corp (Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).
10.21	Loan Modification Agreement, dated as of March 31, 2009, among Compliance Systems Corporation, Call Compliance, Inc. and Nascap Corporation (Incorporated by reference to Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).
10.22	Amended and Restated Promissory Note of Call Compliance, Inc., dated March 31, 2009, in the principal amount of up to $750,000 and payable to Nascap Corporation (Incorporated by reference to Exhibit 10.13 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).
10.23	Form of Class A Warrant Certificate of Compliance Systems Corporation registered in the name of Nascap Corp. (Incorporated by reference to Exhibit B to the Loan Modification Agreement made Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).
10.24	Form of Class B Warrant Certificate of Compliance Systems Corporation registered in the name of Nascap Corp. (Incorporated by reference to Exhibit C to the Loan Modification Agreement made Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).
10.25	Promissory Note of Call Compliance, Inc., dated as of March 3, 2009, in the principal amount of $50,000 and payable to Barry Brookstein (Incorporated by reference to Exhibit 10.16 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).
10.26	Corporate Guaranty, dated March 3, 2009, of Compliance Systems Corporation in favor of Barry Brookstein (Incorporated by reference to Exhibit 10.17 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).
10.27	Purchase of Software and Intellectual Property, dated April 7, 2010, from Thomas Joseph Koty in exchange for Restricted shares and warrants (Incorporated by reference to Exhibit 10.18 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).
10.28	Agreement and Plan of Merger, dated as of February 5, 2010, among Execuserve Corp., Compliance Systems Corporation, CSC/Execuserve Acquisition Corp., W. Thomas Eley, James A. Robinson, Jr. and Robin Rennockl. (Incorporated by reference to Exhibit 2.2 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.29	Consulting Agreement, dated as of February 9, 2010, between Execuserve Corp. and W. Thomas Eley. (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.30	Employment Agreement, dated as of February 9, 2010, between Execuserve and Jim Robinson. (Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.31	Employment Agreement, dated as of February 9, 2010, between Execuserve and Robin Rennockl. (Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.32	Promissory Note of Execuserve Corp., dated as of February 9, 2010 and payable to W. Thomas Eley. (Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.33	Promissory Note of Execuserve Corp., dated as of February 9, 2010 and payable to Jim Robinson. (Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.34	Form of Lock-Up Agreement to be entered into between Compliance Systems Corporation and each person or entity receiving common stock of Compliance Systems Corporation pursuant to or in accordance with the Agreement and Plan of Merger. (Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.35	Warrant Certificate of Compliance Systems Corp., dated February 11, 2010, evidencing 7.5 million common stock purchase warrants registered in the name of Moritt Hock Hamroff & Horowitz LLP. (Incorporated by reference to Exhibit 10.15 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.36	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 2.2 million common stock purchase warrants registered in the name of Dean R. Garfinkel. (Incorporated by reference to Exhibit 10.16 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.37	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 2.0 million common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.17 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.38	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 600,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.18 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.39	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 900,000 common stock purchase warrants registered in the name of Spirits Management Inc. (Incorporated by reference to Exhibit 10.19 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.40	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 3,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.20 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.41	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 4,500,000 common stock purchase warrants registered in the name of Spirits Management Inc. (Incorporated by reference to Exhibit 10.21 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.42	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 90,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.23 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.43	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 270,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.24 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.44	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 420,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.25 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.45	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 12 million common stock purchase warrants registered in the name of Dean R. Garfinkel. (Incorporated by reference to Exhibit 10.26 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.46	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 12 million common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.27 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.47	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 450,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.28 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.48	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 1,350,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.29 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.49	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 2,100,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.30 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.50	Independent Sales Representative Agreement, dated June 15, 2010, between Execuserve Corp. and EPC, LLC. (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: June 14, 2010), filed with the Securities and Exchange Commission on June 18, 2010).
10.51	Asset Purchase Agreement, dated April 7, 2010, between Thomas Joseph Koty and Call Compliance.com, Inc. (Incorporated by reference to Exhibit 10.22 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2010), filed with the Securities and Exchange Commission on June 24, 2010).
10.52	Letter Agreement, dated April 13, 2010, between Chestnut Cove Development LLC and Compliance Systems Corporation. (Incorporated by reference to Exhibit 10.23 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2010), filed with the Securities and Exchange Commission on June 24, 2010).
10.53	Warrant Certificate of Compliance Systems Corporation, dated June 30, 2010, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).
10.54	Warrant Certificate of Compliance Systems Corporation, dated June 30, 2010, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. (Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).
10.55	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 6 million common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).
10.56	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 4.5 million common stock purchase warrants registered in the name of Dean R. Garfinkel. (Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).
10.57	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).
10.58	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).
10.59	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 1.05 million common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.9 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).
10.60	Warrant Certificate of Compliance Systems Corporation, dated as of September 30, 2010, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).
10.61	Warrant Certificate of Compliance Systems Corporation, dated as of September 30, 2010, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. (Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.62	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 6 million common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).
10.63	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 4.5 million common stock purchase warrants registered in the name of Dean R. Garfinkel. (Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).
10.64	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).
10.65	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).
10.66	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 1.05 million common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).
10.67	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2010), filed with the Securities and Exchange Commission on April 15, 2011).
10.68	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. (Incorporated by reference to the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2010), filed with the Securities and Exchange Commission on April 15, 2011).
10.69	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.70	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.71	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. Incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.72	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.73	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.74	Warrant Certificate of Compliance Systems Corp., dated March 31, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.75	Warrant Certificate of Compliance Systems Corp., dated March 31, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management Inc. (Incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.76	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.77	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.9 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.78	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.10 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.79	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.11 of the registrant’s Quarterly Report on Form10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.80	Warrant Certificate of Compliance Systems Corp., dated April 26, 2011, evidencing 50,000,000 common stock purchase warrants registered in the name of Cresta Capital Strategies, LLC. (Incorporated by reference to Exhibit 10.12 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.81	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Dean Garfinkel, evidencing the exchange of 26,900,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.13 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).
10.82	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Barry M. Brookstein, evidencing the exchange of 55,340,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.14 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).
10.83	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Spirits Management, Inc., evidencing the exchange of 14,850,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.15 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).
10.84	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Henry A. Ponzio, evidencing the exchange of 10,320,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.16 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).
10.85	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Nascap Corp., evidencing the exchange of 20,720,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.17 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).
10.86	Warrant Certificate of Compliance Systems Corp., dated June 30, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.18 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).
10.87	Warrant Certificate of Compliance Systems Corp., dated June 30, 2011, evidencing 128,600 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.19 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).
10.88	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.20 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).
10.89	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.21 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).
10.90	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.22 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).
10.91	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.23 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.92	Warrant Certificate of Compliance Systems Corp., dated September 30, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).
10.93	Warrant Certificate of Compliance Systems Corp., dated September 30, 2011, evidencing 150,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).
10.94	Warrant Certificate of Compliance Systems Corp., dated September 30, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).
10.95	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).
10.96	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).
10.97	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).
10.98	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).
10.99	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.100	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 150,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.101	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc.
10.102	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.103	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.104	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio.
10.105	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp.
10.106	Securities Exchange Agreement, dated as of June 7, 2012, between Compliance Systems Corporation and RDRD II Holding LLC (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Form 8-K as filed with the Commission on November 1, 2012).
10.107	Amendment to Securities Exchange Agreement between Compliance Systems Corporation and RDRD II Holding, LLC, dated October 29, 2012 (Incorporated herein by reference to Exhibit 10.2 as part of the Company’s Form 8-K as filed with the Commission on November 1, 2012).
10.108	Marketing Agreement between Jenningsbet, Limited and Seaniemac Ltd., dated March 13, 2012 (Incorporated herein by reference to Exhibit 10.3 as part of the Company’s Form 8-K as filed with the Commission on November 1, 2012).
10.109	Heads of Agreement/Memorandum of Understanding Seaniemac Ltd. and Boyle Media Limited dated July 13, 2012 (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Form 8-K/A (Amend. No. 1) as filed with the Commission on January 22, 2013) (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Form 8-K as filed with the Commission on February 26, 2013).
10.110	White Label Services Agreement between Boylesports and Seaniemac, Ltd. dated January 30, 2013 (Incorporated herein by reference to Exhibit 10.5 as part of the Company’s Form 8-K as filed with the Commission on February 26, 2013).
10.111	Amendment to Securities Exchange Agreement between Compliance Systems Corporation and RDRD II Holding, LLC, dated February 18, 2012 (Incorporated herein by reference to Exhibit 10.7 as part of the Company’s Form 8-K as filed with the Commission on February 26, 2013).

14.1		Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006).
21.1	*	Subsidiaries of the Registrant
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Compliance Systems Corporation
(Registrant)

By:	/s/ Barry Brookstein

Barry Brookstein

Chief Executive Officer

Date: April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry Brookstein	Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal financial and accounting officer)	April 16, 2013
Barry Brookstein

/s/ Sean McEniff	Director	April 16, 2013
Sean McEniff

/s/ Shane O’Driscoll	Director	April 16, 2013
Shane O’Driscoll

/s/ Jon M. Garfield	Director	April 16, 2013
Jon M. Garfield

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Compliance System Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Compliance System Corporation and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compliance Systems Corporation and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered continued losses from operations since inception, and as of December 31, 2012, had both stockholders’ and working capital deficiencies of $1,276,332. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
April 16, 2013

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

Current Assets:
Cash	$726	$529
Accounts receivable, net	-	-
Prepaid expenses and other current assets	104,399	-
Total Current Assets	105,125	529

Total Assets	$105,125	$529

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Short-term and demand notes payable	$30,000	$474,500
Accounts payable and accrued expenses	1,181,107	1,287,054
Accrued officers’ compensation	-	1,010,000
Notes and loans payable - related parties - current portion	170,350	82,958
Current maturities of long-term debt	-	210,750
Total Current Liabilities	1,381,457	3,065,262

Warrant liability	-	265
Notes and loans payable - related parties - net of current portion	-	-

Total Liabilities	1,381,457	3,065,527

Commitments and Contingencies

Stockholders’ Deficiency:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Series D: 100,000 shares authorized, 100,000 and 50,000 shares issued and outstanding, respectively	100	50
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 41,170,345 and 283,346 shares issued and outstanding	41,170	283
Subscriptions receivable	(131)	-
Accumulated other comprehensive loss	(7,651)	-
Additional paid-in capital	-	6,241,149
Accumulated deficit	(1,291,909)	(9,311,853)
Corporate Stockholders’ Deficiency	(1,253,048)	(3,064,998)
Non-controlling Interest	(23,284)	-
Total Stockholders’ Deficiency	(1,276,332)	(3,064,998)

Total Liabilities and Stockholders’ Deficiency	$105,125	$529

See Accompanying Notes to Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011

Revenues	$-	$-

Operating Expenses:
Selling, general and administrative expenses	401,797	447,320

Operating Loss	(401,797)	(447,320)

Interest expense (including amortization of loan costs and related financing expenses)	(67,813)	(109,213)
Gain on forgiveness of debt	189,750	-
Warrant fair value adjustment	265	12,945
Reversal of payroll taxes/payables	86,429	-
Loss From Continuing Operations	(193,166)	(543,588)

Income From Discontinued Operations:
Gain on surrender of collateral of discontinued operations	-	153,003
Total Income (Loss) From Discontinued Operations	-	153,003

Consolidated Net Loss	(193,166)	(390,585)

Preferred Dividends	(78,000)	(154,286)
Loss Attributable to Non-controlling Interest	23,284	-

Net Loss Attributable to Common Shareholders	$(247,882)	$(544,871)

Basic and Diluted Per Share Data:
Loss from continuing operations	$(0.03)	$(1.92)
Income from discontinued operations	0.00	0.54
Net loss	$(0.03)	$(1.92)

Weighted Average Shares Outstanding -
Basic and Diluted	7,618,404	283,346

See Accompanying Notes to Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2012 and 2011

	December 31, 2012	December 31, 2011

Net Loss	$(193,166)	$(390,585)
Other Comprehensive Income, net of tax:
Foreign currency translation adjustment	(7,651)	-
Comprehensive Income	(200,817)	(390,585)
Comprehensive Income attributable to non-controlling interest	(2,295)	-
Comprehensive Income attributable to common shareholders	$(198,522)	$(390,585)

See Accompanying Notes to Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
Years Ended December 31, 2012 and 2011

	Preferred Stock				Common Stock		Additional	Accumulated
	Series	Series	Series	Series			Paid-in	Other	Non-controlling	Subscriptions	Accumulated
	A	B	C	D	Shares	Amount	Capital	Comprehensive Loss	Interest	Receivable	Deficit	Total
Balances at January 1, 2011	$2,294	$1,250	$1,829	$0	281,783,997	$281,783	$6,051,734				$(8,921,268)	$(2,582,378)

Reclassification of warrants to liability	-	-	-	-	-	-	(1,413)	-	-	-	-	(1,413)
Issuance of Series D Preferred	-	-	-	50	-	-	49,950	-	-	-	-	50,000
Preferred dividends	-	-	-	-	-	-	(154,286)	-	-	-	-	(154,286)
Stock based compensation	-	-	-	-	-	-	13,664	-	-	-	-	13,664
Net loss	-	-	-	-	-	-	-	-	-	-	(390,585)	(390,585)
Reverse split	--	-	-	-	(281,500,651)	(281,500)	281,500	-	-	-	-	-
Balances at December 31, 2011	$2,294	$1,250	$1,829	$50	283,346	$283	$6,241,149	$-	$-	$-	$(9,311,853)	$(3,064,998)

Stock issued for accrued dividends	-	-	-	-	251,385	251	532,035	-	-	-	-	532,286
Issuance of Series D Preferred	-	-	-	50	-	-	49,950	-	-	-	-	50,000
Waiver of accrued officer's salary	-	-	-	-	-	-	750,000	-	-	-	-	750,000
Common stock issued for accrued former officer's salary	-	-	-	-	100,554	101	379,899	-	-	-	-	380,000
Debt Forgiveness	-	-	-	-	-	-	24,750	-	-	-	-	24,750
Common stock issued for debt extension	-	-	-	-	201,108	201	9,855	-	-	-	-	10,056
Common stock issued for note assignments	-	-	-	-	351,939	352	17,245	-	-	-	-	17,597
Common stock issued for options and warrants	-	-	-	-	261,427	262	(262)	-	-	-	-	0
Common stock issued for debt	-	-	-	-	10,000,000	10,000	490,000	-	-	-	-	500,000
Common stock issued for Seanimac Acquisition	-	-	-	-	29,719,952	29,720	(29,589)	-	-	(131)	-	0
Seanimac pre-acquisition accumulated deficit	-	-	-	-	-	-	(197,952)	-		-	-	(197,952)
Share rounding on reverse split	-	-	-	-	634	-	-	-	-	-	-	0
Stock based compensation	-	-	-	-	-	-	746	-	-	-	-	746
Offset of available additional paid in capital against the deficit accumulated prior to acquisition of Seanimac	-	-	-	-	-	-	(8,189,826)				8,189,826	0
Net loss	-	-	-	-	-	-	-	-	(23,284)	-	(169,882)	(193,166)
Foreign currency translation adjustment	-	-	-	-	-	-		(7,651)	-	-	-	(7,651)
Preferred dividends	-	-	-	-	-	-	(78,000)	-	-	-	-	(78,000)
Balances at December 31, 2012	$2,294	$1,250	$1,829	$100	41,170,345	$41,170	$0	$(7,651)	$(23,284)	$(131)	$(1,291,909)	$(1,276,332)

See Accompanying Notes to Consolidated Financial Statements.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, inclusive of non-controlling interest	$(193,166)	$(390,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on surrender of collateral of discontinued operations	-	(153,003)
Gain on forgiveness of debt	(189,750)	-
Interest/penalty accrued and not paid or imputed	40,697	83,304
Share based payments	746	13,665
Shares issued for extension of credit terms	10,056	-
Shares issued for assignment of debt	17,597	-
Warrant exchange	-	11,797
Warrant fair value adjustment	(265)	(12,945)
Cancellation of insurance financing for nonpayment	-	(17,422)
Bad debt expense	-	1,324
Changes in assets and liabilities:
Accounts receivable	-	28,761
Prepaid expenses and other current assets	(104,399)	54,110
Accounts payable and accrued expenses	150,387	81,001
Accrued officers' compensation	120,000	240,000
Total adjustments	21,785	330,592
Net Cash Used inOperating Activities	(148,097)	(59,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term and demand loans	-	(20,267)
Proceeds from loans from related party	155,945	11,775
Proceeds from issuances of preferred stock	-	50,000
Net Cash Provided By Financing Activities	155,945	41,508

Effect of foreign exchange fluctuations on cash	(7,651)	-

NET INCREASE (DECREASE) IN CASH	197	(18,485)

CASH - Beginning of Year	529	19,014

CASH - End of Year	$726	$529

SUPPLEMENTAL INFORMATION:
Cash Paid During the Year for:
Interest	$0	$449

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of warrants to a liability	$-	$1,413
Preferred dividends declared and accrued, but not paid	$78,000	$154,286
Insurance premium financed	$-	$27,999
Common stock issued for warrants and options	$261	$-
Common stock issued for accrued dividends	$532,286	$-
Common stock issued for accrued former officer’s salary	$380,000	$-
Value of common stock issued for acquisition	$29,720	$-
Waiver of officers’ accrued salaries	$750,000	$-
Officer’s waiver of accrued interest	$24,750	$-
Issuance of preferred stock for debt	$50,000	$-
Payables acquired in Seanimac acquisition	$197,952	$-
Common stock issued for debt	$500,000	$-

See Accompanying Notes to Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Business Description and Going Concern

A.	Organization and Business Description

Compliance Systems Corporation (the “Company”) was incorporated in Nevada on November 17, 2003 under the name “GSA Publications, Inc.” (“GSA”).In conjunction with reorganization in February 2006, we changed our name to our current name, Compliance Systems Corporation.

In February 2010, one of its wholly-owned subsidiaries merged with Execuserve Corp. (“Execuserve”) pursuant to which the Company entered the business then operated by Execuserve. The business of Execuserve provided organizations, who are hiring employees, with tests and other evaluation tools and services to assess and compare job candidates.

From May 2008 through July 2010, the Company raised capital through the sale to Agile Opportunity Fund, LLC of secured convertible debentures. Subsequent thereto, the Company breached certain terms of such debentures in December 2010 and transferred to Agile all of its operating assets in exchange for a release of its obligations under the debentures and other obligations owed to Agile. At that time, the Company became a non-operating shell and began seeking to acquire or merge with an operating entity.

On June 7, 2012, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with RDRD II Holding LLC, a Delaware limited liability company (“RDRD”). The Exchange Agreement was amended on October 29, 2012. The Exchange Agreement contemplated the acquisition of RDRD’s 70% equity ownership interest (the “Seaniemac Equity Interest”) in Seaniemac Limited (“Seaniemac”), an Ireland corporation. Seaniemac is in the business of operating a sports gaming website. The Exchange Agreement further contemplated that, in exchange for the Seaniemac Equity Interest, the Company would issue to RDRD an amount of shares of its common stock (the “RDRD Exchange Shares”) which, following such issuance, would equal approximately 71% of the Company’s then outstanding shares of Common Stock (on a fully diluted basis), after taking into account the 10 million post-split shares the Company was ordered by a court in Florida to issue to certain of its creditors in exchange for $500,000 of debt owed to such creditors (the “RDRD Percentage”).

On October 30, 2012, the acquisition was consummated (the “Closing”). In addition, immediately following the Closing, the Company issued 10,000,000 post-split shares of its common stock in accordance with a court order, in exchange for the cancellation of $500,000 of our debt (“Debt Exchange Shares”). As a result of the acquisition and the issuance of our Debt Exchange Shares, RDRD holds approximately 71% of the Company’s common stock.

Prior to the acquisition, the Company was a shell company with no business operations. As a result of the acquisition, the Company is longer considered a shell company.Its business and operations are now those of Seaniemac. Unless specifically set forth to the contrary, when used in this report the terms “we”, “our”, the “Company” and similar terms refer to Compliance Systems Corporation, a Nevada corporation and its 70% owned subsidiary Seaniemac Limited, an Ireland corporation.

Seanimac, is an Irish company that was incorporated on December 11, 2011. Its corporate charter authorizes 100,000 shares of one class of stock. Seanimac has issued 100 of those shares, 70 of which we acquired from RDRD in the acquisition. Seanimac has no revenue and is devoting substantially all of its efforts on developing an on-line gaming website which it intends to operate in the Irish market.

B.	Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered continued losses from operations since its inception. At December 31, 2012, the Company had stockholders’ and working capital deficiencies of $1,276,332.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. The Company recently acquired a 70% interest in seanimac. Seanimac has no revenue and is presently developing an on-line gaming website that is intended for the Irish market. The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

A.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company,its wholly owned subsidiaries and its 70 percent owned subsidiary, Seanimac Ltd. All inter-company balances and transactions have been eliminated in consolidation.

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

B.	Concentration of Credit Risk

The Company keeps its cash accounts with one financial institution. The balance is fully insured by the Federal Deposit Insurance Corporation.

C.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

D.	Accounts Receivable

Accounts receivable are reviewed at the end of each reporting period to determine the collectability based upon the aging of the balances and the history of the customer. Based on management’s evaluation of collectibility, an allowance for doubtful accounts of $71,207 at December 31, 2012 and 2011 had been provided applicable to certain peripheral service and commission receivables.

E.	Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments, consisting primarily of cash, accounts receivable, accounts payable and accrued expenses and all debt, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

F.	Stock Based Compensation Arrangements

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

Share based compensation amounted to $746 and $13,556 for the years ended December 31, 2012 and 2011, respectively.

G.	Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2012 and 2011, the Company had no material unrecognized tax benefits.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2012 and 2011. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

H.	Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive.

I.	Subsequent Events

Management has evaluated subsequent events through the date of this filing.

J.	Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

K.	Foreign Currency

The Company’s assets and liabilities of Seanimac, whose functional currency is the Euro, are translated into US dollars at period-end exchange rates prior to consolidation. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the Company’s financial statements are reflected as a component of other comprehensive (loss) income. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and settlement date.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2012	2011

Cost of commercial production	$18,501	$0
Cost of website development& hosting	85,898	0

Total	$104,399	$0

Costs incurred to produce a commercial to market Seanimac’s website will be expensed when the website becomes operational and the commercial is aired. The prepaid costs related to website development & hosting are the upfront charges for set up, delivery and hosting of Seanimac’s branded website by Boylesports. These costs will be expensed over the three term of the Agreement when the website becomes operational. (see note 7B)

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2012	2011

Accounts payable	$1,081,654	$707,040
Accrued dividends	0	454,286
Accrued expenses and other current liabilities	99,453	125,728

Total	$1,181,107	$1,287,054

Accounts payable includes $28,063 and $21,955 owed to Brookstein at December 31, 2012 and 2011, respectively. Accounts payable also includes consulting fees of $172,468 at December 31, 2012 payable to Seanimacnon-controlling shareholders.

5.	Short-Term and Demand Notes Payable

Short-term and demand notes payable consist of the following:

	December 31,	December 31,
	2012	2011

Nascap Corp. and accrued interest (A)	$-	$444,500
John Koehler (B)	30,000	30,000

Total	$30,000	$474,500

A.	Secured Demand Note – Nascap Corp. (“Nascap”)

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

At December 31, 2011,accrued and unpaid interest on the note totaled $94,500 and $350,000 in principal was outstanding.

On June 28, 2012, pursuant to a Final Declaratory Judgment, the Company was ordered to issue 7,000,000 post-split shares of its common stock to the Entities in full satisfaction of the note. Such shares were issued on October 30, 2012.

B.	Promissory Note – John Koehler (“Koehler”)

On October 1, 2003, the predecessor to Execuserve issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor. The note was amended on October 25, 2004. Upon the acquisition of Execuserve by the Company, Koehler was owed $37,000. The balance owed is being paid in monthly installments of $1,000. The Company is in default as it has not made a payment since September 2010. The balance due to Koehler at both December 31, 2012 and 2011 totaled $30,000.

6.	Notes and Loans Payable

Long-term debt at December 31, 2012 and 2011 consists of the following:

	December 31,	December 31,
	2012	2011

Notes payable and accrued interest to officer/stockholder (A)	$—	$70,250
Loans payable to officer/stockholder (B)	14,202	12,708
Other secured debt and accrued interest (C)	—	210,750
Other loans payable and accrued interest (D)	156,148	—
Total long-term debt	170,350	293,708
Current maturities of long-term debt	170,350	293,708
Long-term debt less current maturities	$—	$—

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

On July 1, 2012, in contemplation of the Exchange Agreement, Brookstein waived accrued interest on the note of $24,750. In July 2012, the Company issued 50,000 shares of its Series D Senior Convertible Voting Redeemable Preferred Stock (“Series D Preferred Stock”) in satisfaction of the Brookstein New Note.

Interest incurred on the note totaled $4,500 and $6,750 for the years ended December 31, 2012 and 2011, respectively. Accrued and unpaid interest totaled $0 and $20,250 at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, $0 and $50,000 was outstanding on this note, respectively.

B. Loans Payable - Brookstein

At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At December 31, 2012 and 2011, loans payable to Brookstein was $14,202 and $12,708, respectively.

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

Accrued and unpaid interest as of December 31, 2012 and 2011 totaled $0 and $60,750, respectively. At December 31, 2012 and 2011, respectively, $0 and $150,000 was outstanding on this note.

On June 28, 2012, pursuant to a Final Declaratory Judgment, the Company was ordered to issue 3,000,000 post-split shares of its common stock to Summit in satisfaction of the note. Such shares were issued on October 30, 2012.

D. Loans Payable – RDRD

During the year ended December 31, 2012, RDRD loaned the Company and SeanimacLimited monies for working capital purposes. The loans to Compliance Systems Corporation of $85,143 do not bear interest and are due on demand. The loans to Seanimac Limited of $69,308 bear interest at 4% per annum. At December 31, 2012, loans payable were $154,451 and accrued interest totaled $1,697. On February 7, 2013, RDRD loaned Seanimac an additional $100,000 ( EUR 73,953).

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

B.	Marketing Agreements

On March 13, 2012, Seanimac entered into a marketing agreement with Jennigsbet Ltd (“JB”), an Isle of Man company. JB was to be responsible for developing and operating the Company’s gaming site. The Company was charged an initial set-up fee of GBP 35,000 that covered the first year of operations. Seanimac paid a 50% up front deposit that was originally recorded as prepaid expense. Seanimac determined that Boylesports Group (“Boylesports”), another third party white-label online gaming website provider, had a more robust website with a greater level of functionality and customer support. Accordingly, the Jenningsbet agreement was terminated. The GBP 17,500 (USD 22,502) prepaid by Seanimac was expensed in 2012.

On January 13, 2013, Seanimac entered into a three year White Label Services Agreement with Boyslesports.Boylesports will be paid 65,000 Euros to set up, deliver and host the branded website. In addition, Boylesports will receive a portion of the gross gaming revenue (GGR) generated from the seanimac.com website. GGR is gross turnover, minus gross win, leaving gross gaming yield and subtracting from that amount tax and any payments to software providers. Seanimac is entitled to 80% of GGR from GBP 250,000 to GBP 1,000,000, and 85% of GGR in excess of GBP 1,000,000. Minimum guaranteed payments to Boylesports during the first year of the agreement of GBP 7,500 during months four through six, GBP 10,000 during months seven through twelve and GPB 15,000 in years two and three.

8.	Capital Transactions:

A. Issuance of Deferred Salary Warrants –

Brookstein has been deferring all or a portion of his salary since January 1, 2009.

Effective January 1, 2012, Brookstein agreed to continue deferring his full salary through June 30, 2012. The amount of such deferred salaries for the year ended December 31, 2012 totaled $120,000. As compensation, the Company granted to Brookstein Deferred Salary Warrants to purchase 12,067 post-split shares (each a “2012 Deferred Salary Warrant Share”) of Company Common Stock at $0.994 per 2012 Deferred Salary Warrant Share at the rate of .1 Deferred Salary Warrants for each $1 of deferred salary for a term of five years.

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

All of the outstanding shares of Series B Preferred Stock are held by Brookstein and Spirits Management, Inc. (“Spirits”), a company wholly-owned by Brookstein. Although the Company has been and currently is unable to pay the Series B Preferred Stock dividends when due, the dividends have been and are continuing to be accrued until such time as the monthly dividends can lawfully be paid under Nevada law. Effective July 1, 2012, in contemplation of the Exchange Agreement, no further dividends were accrued on the Series B Preferred Stock.

The Company deferred dividends totaling $75,000 for the year ended December 31, 2012, $30,000 due to Brookstein, and $45,000 due to Spirits. To compensate Brookstein and Spirits for the failure to pay dividends when due, the Company agreed to grant five-year warrants (each, a “Dividend Accrual Warrant”) to purchase shares (each, a “Dividend Accrual Warrant Share”) of Company Common Stock to such holders at $0.994 per Dividend Accrual Warrant Share at a rate of .1 Dividend Accrual Warrants for every $1 of dividend accrued prior to 2012. The Company issued Dividend Accrual Warrants totaling 3,000,000 to Brookstein and 4,500,000 to Spirits for the year ended December 31, 2012.

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

Accrued dividends totaled $0 and $450,000 at December 31, 2012 and 2011, respectively, and are included in accounts payable and accrued expenses on the consolidated balance sheet.

C. Issuance of Dividend Accrual Warrants - Series D Senior Convertible Voting Redeemable Preferred Stock (“Series D Preferred Stock”) –

The Company has failed to pay dividends on the 50,000 outstanding shares of its Series D Preferred Stock through June 30, 2012. As with the Series B Preferred Stock discussed above, dividends may only be paid out of funds legally available for such purpose.

The Company deferred dividends totaling $3,000 for the year ended December 31, 2012. To compensate Brookstein for the failure to pay dividends when due, the Company agreed to grant five-year warrants (each, a “Dividend Accrual Warrant”) to purchase shares (each, a “Dividend Accrual Warrant Share”) of Company Common Stock to such holders at $0.994 per Dividend Accrual Warrant Share at a rate of .1 Dividend Accrual Warrants for every $1 of dividend accrued during the period. The Company issued Dividend Accrual Warrants totaling 302 for the year ended December 31, 2012.

On July 1, 2012, all of the issued and outstanding Dividend Accrual Warrants were exchanged for shares of the Company’s common stock in contemplation of the Agreement.

For the year ended December 31, 2012 and 2011, dividends related to the Series D Preferred Stock totaled $3,000. Accrued dividends totaled $0 and $4,286 at December 31, 2012 and 2011, respectively, and are included in accounts payable and accrued expenses on the consolidated balance sheet.

D. Issuance of Deferred Interest Payment Warrants –

The Company continued to fail to pay interest on the promissory notes that were previously issued to Brookstein, Ponzio and Nascap (the “Note Holders”). To compensate the Note Holders for the failure to pay interest on their promissory notes through June 30, 2012, the Company granted to such Note Holders warrants (each, a “Deferred Interest Payment Warrant”) to purchase shares of Common Stock at the rate of .1 Deferred Interest Payment Warrants for every $1 of interest not paid. For the year ended December 31, 2012, 5,883 Deferred Interest Payment Warrants were issued and have terms substantially identical to the Deferred Salary Warrants and Dividend Accrual Warrants.

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

As a result of the exchanges, the Company recognized a charge of $12,965 for the year ended December 31, 2011, which is classified as part of interest expense.

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

The Company recognized a gain on the value of the New Warrants of $265 for the year ended December 31, 2012.

F. Issuance of Series D Preferred Stock –

In July 2012, the Company issued 50,000 shares of Series D Preferred Stock to Brookstein in full satisfaction of the Brookstein New Note. (see note 6A)

G. Common Stock Issuances in Q3 2012 -

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

H. Common Stock Issuances in Q4 2012 –

On October 30, 2012, the Company issued 7,000,000 post-split shares of Common Stock to the Entities in satisfaction of notes pursuant to a Final Declaratory Judgment issued June 28, 2012. See Note 6A.

On October 30, 2012, the Company issued 3,000,000 post-split shares of Common Stock to Summit in satisfaction of a note pursuant to a Final Declaratory Judgment issued June 28, 2012. See Note 7C.

On October 30, 2012, the acquisition of Seanimac Limited was consummated and the Company issued to RDRD 29,719,952 post-split shares of Common Stock.

9.	Income Taxes

The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the 2008 through 2012 tax years. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The Company is no longer subject to the United States federal and state income tax examinations by tax authorities for the years ending before 2009 due to expired statues of limitations.

The income of Seanimac is subject to income taxes based upon the laws of Ireland.

Net operating losses (“NOLs”) may be utilized under certain conditions as a deduction against future income to offset against future taxes. Internal Revenue Code (“IRC”) Section 382 and the regulations promulgated under IRC Section 382 limit the utilization of NOLs due to ownership changes. Since there was a change of control in October 2012, utilization of the Company’s NOLs will be subject to severe limitations in future periods, which has an effect of eliminating the future tax benefits of the NOLs. Accordingly, the Company has provided a valuation allowance against the total of the net deferred assets due to the uncertainty of future realization.

10.	Commitments

A.	Employment Agreements

The Company had employment agreements with Brookstein and Garfinkel through November 30, 2011. Garfinkel resigned in November 2010. These officers deferred receiving the payments of their salaries in 2010 and Brookstein deferred receiving the payment of his salary in 2011. The payment of accrued salaries owing to Garfinkel in the amount of $380,000 is currently under negotiations.

The employment contract with Brookstein expired in November 2011 and the agreement is now on a month-to-month basis.

11.	Stock Options

A summary of the stock options outstanding is as follows:

	December 31,
	2012	2011
Outstanding options – beginning of year	10,000,000	40,000,000
Granted	—	—
Exchanged	(10,000,000)	—
Forfeited		(30,000,000)

Options outstanding – end of year	---	10,000,000

On July 1, 2012, the Company issued 10,055 post-split shares of the Company’s Common Stock in exchange for all outstanding options.

12.	Selected Proforma Information

The financial information presented below assumes that Seanimac was acquired by the company on January 1, 2011.

	December 31,
	2012	2011
Operating expenses	597,766	447,320
Operating Loss	(597,766)	(447,320)
Loss From Continuing Operations	(391,118)	(543,588)
Total Income From Discontinued Operations	-	153,003
Net Loss	(391,118)	(390,585)
Net Loss Attributable to Common Shareholders	$(386,449)	$(544,871)

Basic and Diluted Per Share Data:
Loss from continuing operations	$(0.05)	$(1.92)
Income from discontinued operations	0.00	0.54
Net loss	$(0.05)	$(1.92)

