Form 10-K/A
period 2012-12-31
COMPLIANCE SYSTEMS CORP
filed 2013-04-18
CIK 1206133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Yes [  ] No [X]

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2013 (the “Original Report”) and is being filed for the purposes of providing XBRL Filing.

Except for the information described above, the Company has not modified or updated disclosures presented in the Original Report in this Form 10-K/A.

Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original Report was filed.

Exhibit Number		Description of Exhibit
3.1		Composite of Articles of Incorporation of Compliance Systems Corporation, as amended to date (Incorporated herein by reference to Exhibit 3.1 as part of the Company’s Form 8-K as filed with the Commission on February 26, 2013).
3.2		Certificate of Amendment to the Articles of Incorporation of Compliance Systems Corporation effective October 3, 2012 (Incorporated herein by reference to Exhibit 3.2 as part of the Company’s Form 8-K as filed with the Commission on February 26, 2013).
10.2		Addendum to Promissory Note, dated July 25, 2005, between Call Compliance, Inc. and Barry Brookstein. (Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)
10.3		Addendum to Promissory Agreement, dated July 25, 2005, between Compliance Systems Corporation and Barry Brookstein. (Incorporated by reference to Exhibit 10.27 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)
10.4		Addendum to Promissory Agreement, dated July 26, 2005, between Compliance Systems Corporation and Spirits Management, Inc. (Incorporated by reference to Exhibit 10.28 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)
10.5		Non-Negotiable Promissory Note, dated July 1, 2005, between Compliance Systems Corporation and Dean Garfinkel. (Incorporated by reference to Exhibit 10.30 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)
10.6	+	Employment Agreement dated September 30, 2005 between Call Compliance, Inc. and Barry Brookstein. (Incorporated by reference to Exhibit 10.35 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)
10.7	+	First Amendment to Employment Agreement dated December 1, 2001, dated September 30, 2005, between Call Compliance, Inc. and Barry Brookstein. (Incorporated by reference to Exhibit 10.35 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)
10.8	+	Employment Agreement dated September 30, 2005 between Call Compliance, Inc. and Dean Garfinkel. (Incorporated by reference to Exhibit 10.36 to Amendment Number 1 to our Registration Statement on Form SB-2/A, filed with the SEC on August 11, 2006.)
10.9	+	First Amendment to Employment Agreement dated December 1, 2001, dated September 30, 2005, between Call Compliance, Inc. and Dean Garfinkel. (Incorporated by reference to Exhibit 10.36 to Amendment Number 1 to our Registration Statement on Form SB-2/A, filed with the SEC on August 11, 2006.)
10.10		Promissory Note, dated October 28, 2005, between Compliance Systems Corporation and Henry A. Ponzio. (Incorporated by reference to Exhibit 10.34 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)

10.11	$150,000 Promissory Note, dated September 30, 2006, issued by Call Compliance.com, Inc. to Nascap Corp. (Incorporated by reference to Exhibit 10.61 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.)
10.12	Security Agreement, dated March 8, 2006 by and between Call Compliance, Inc. and Nascap Corp. (Incorporated by reference to Exhibit 10.62 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.)
10.13	Guaranty Agreement, dated September 30, 2006, by Compliance Systems Corporation in favor of Nascap Corp. (Incorporated by reference to Exhibit 10.63 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.)
10.14	Consent, dated September 30, 2006, of Montgomery Equity Partners, Ltd. to the issuance by Call Compliance, Inc. of a $150,000 Promissory Note to Nascap Corp. (Incorporated by reference to Exhibit 10.64 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.)
10.15	Investor Registration Rights Agreement, dated March 16, 2007, between Compliance Systems Corporation and Cornell Capital Partners, LP. (Incorporated by reference to Exhibit 10.25 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.)
10.16	Secured Convertible Debenture, dated March 16, 2007, issued to Cornell Capital Partners, LP. (Incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.)
10.17	Form of Option Agreement, dated as of January 4, 2008, with respect to options granted by Compliance Systems Corporation to Dean Garfinkel (20,000,000 shares) and Barry M. Brookstein (10,000,000 shares). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: January 4, 2008), filed with the SEC on February 15, 2008.)
10.18	Warrant Certificate of Compliance Systems Corporation, dated as of May 6, 2008, registered in the name of Cresta Capital Strategies, LLC. (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.)
10.19	Warrant Certificate of Compliance Systems Corporation, dated as of September 2, 2008, registered in the name of Cresta Capital Strategies, LLC. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: September 2, 2008), filed with the SEC on September 5, 2008.)
10.20	Waiver and Standstill Agreement, dated as of January 26, 2009, between Compliance Systems Corporation, Call Compliance, Inc. and Nascap Corp (Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).
10.21	Loan Modification Agreement, dated as of March 31, 2009, among Compliance Systems Corporation, Call Compliance, Inc. and Nascap Corporation (Incorporated by reference to Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).
10.22	Amended and Restated Promissory Note of Call Compliance, Inc., dated March 31, 2009, in the principal amount of up to $750,000 and payable to Nascap Corporation (Incorporated by reference to Exhibit 10.13 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).
10.23	Form of Class A Warrant Certificate of Compliance Systems Corporation registered in the name of Nascap Corp. (Incorporated by reference to Exhibit B to the Loan Modification Agreement made Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).
10.24	Form of Class B Warrant Certificate of Compliance Systems Corporation registered in the name of Nascap Corp. (Incorporated by reference to Exhibit C to the Loan Modification Agreement made Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).
10.25	Promissory Note of Call Compliance, Inc., dated as of March 3, 2009, in the principal amount of $50,000 and payable to Barry Brookstein (Incorporated by reference to Exhibit 10.16 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).
10.26	Corporate Guaranty, dated March 3, 2009, of Compliance Systems Corporation in favor of Barry Brookstein (Incorporated by reference to Exhibit 10.17 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).
10.27	Purchase of Software and Intellectual Property, dated April 7, 2010, from Thomas Joseph Koty in exchange for Restricted shares and warrants (Incorporated by reference to Exhibit 10.18 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).
10.28	Agreement and Plan of Merger, dated as of February 5, 2010, among Execuserve Corp., Compliance Systems Corporation, CSC/Execuserve Acquisition Corp., W. Thomas Eley, James A. Robinson, Jr. and Robin Rennockl. (Incorporated by reference to Exhibit 2.2 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.29	Consulting Agreement, dated as of February 9, 2010, between Execuserve Corp. and W. Thomas Eley. (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.30	Employment Agreement, dated as of February 9, 2010, between Execuserve and Jim Robinson. (Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.31	Employment Agreement, dated as of February 9, 2010, between Execuserve and Robin Rennockl. (Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.32	Promissory Note of Execuserve Corp., dated as of February 9, 2010 and payable to W. Thomas Eley. (Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.33	Promissory Note of Execuserve Corp., dated as of February 9, 2010 and payable to Jim Robinson. (Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.34	Form of Lock-Up Agreement to be entered into between Compliance Systems Corporation and each person or entity receiving common stock of Compliance Systems Corporation pursuant to or in accordance with the Agreement and Plan of Merger. (Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.35	Warrant Certificate of Compliance Systems Corp., dated February 11, 2010, evidencing 7.5 million common stock purchase warrants registered in the name of Moritt Hock Hamroff & Horowitz LLP. (Incorporated by reference to Exhibit 10.15 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.36	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 2.2 million common stock purchase warrants registered in the name of Dean R. Garfinkel. (Incorporated by reference to Exhibit 10.16 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.37	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 2.0 million common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.17 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.38	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 600,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.18 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.39	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 900,000 common stock purchase warrants registered in the name of Spirits Management Inc. (Incorporated by reference to Exhibit 10.19 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.40	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 3,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.20 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.41	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 4,500,000 common stock purchase warrants registered in the name of Spirits Management Inc. (Incorporated by reference to Exhibit 10.21 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.42	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 90,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.23 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.43	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 270,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.24 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.44	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 420,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.25 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.45	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 12 million common stock purchase warrants registered in the name of Dean R. Garfinkel. (Incorporated by reference to Exhibit 10.26 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.46	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 12 million common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.27 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.47	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 450,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.28 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.48	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 1,350,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.29 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.49	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 2,100,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.30 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).
10.50	Independent Sales Representative Agreement, dated June 15, 2010, between Execuserve Corp. and EPC, LLC. (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: June 14, 2010), filed with the Securities and Exchange Commission on June 18, 2010).
10.51	Asset Purchase Agreement, dated April 7, 2010, between Thomas Joseph Koty and Call Compliance.com, Inc. (Incorporated by reference to Exhibit 10.22 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2010), filed with the Securities and Exchange Commission on June 24, 2010).
10.52	Letter Agreement, dated April 13, 2010, between Chestnut Cove Development LLC and Compliance Systems Corporation. (Incorporated by reference to Exhibit 10.23 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2010), filed with the Securities and Exchange Commission on June 24, 2010).
10.53	Warrant Certificate of Compliance Systems Corporation, dated June 30, 2010, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).
10.54	Warrant Certificate of Compliance Systems Corporation, dated June 30, 2010, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. (Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).
10.55	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 6 million common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).
10.56	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 4.5 million common stock purchase warrants registered in the name of Dean R. Garfinkel. (Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).
10.57	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).
10.58	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).
10.59	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 1.05 million common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.9 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).
10.60	Warrant Certificate of Compliance Systems Corporation, dated as of September 30, 2010, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).
10.61	Warrant Certificate of Compliance Systems Corporation, dated as of September 30, 2010, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. (Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.62	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 6 million common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).
10.63	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 4.5 million common stock purchase warrants registered in the name of Dean R. Garfinkel. (Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).
10.64	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).
10.65	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).
10.66	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 1.05 million common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).
10.67	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2010), filed with the Securities and Exchange Commission on April 15, 2011).
10.68	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. (Incorporated by reference to the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2010), filed with the Securities and Exchange Commission on April 15, 2011).
10.69	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.70	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.71	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. Incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.72	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.73	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.74	Warrant Certificate of Compliance Systems Corp., dated March 31, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.75	Warrant Certificate of Compliance Systems Corp., dated March 31, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management Inc. (Incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.76	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.77	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.9 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.78	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.10 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.79	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.11 of the registrant’s Quarterly Report on Form10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.80	Warrant Certificate of Compliance Systems Corp., dated April 26, 2011, evidencing 50,000,000 common stock purchase warrants registered in the name of Cresta Capital Strategies, LLC. (Incorporated by reference to Exhibit 10.12 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).
10.81	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Dean Garfinkel, evidencing the exchange of 26,900,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.13 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).
10.82	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Barry M. Brookstein, evidencing the exchange of 55,340,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.14 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).
10.83	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Spirits Management, Inc., evidencing the exchange of 14,850,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.15 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).
10.84	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Henry A. Ponzio, evidencing the exchange of 10,320,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.16 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).
10.85	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Nascap Corp., evidencing the exchange of 20,720,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.17 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).
10.86	Warrant Certificate of Compliance Systems Corp., dated June 30, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.18 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).
10.87	Warrant Certificate of Compliance Systems Corp., dated June 30, 2011, evidencing 128,600 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.19 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).
10.88	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.20 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).
10.89	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.21 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).
10.90	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.22 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).
10.91	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.23 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.92	Warrant Certificate of Compliance Systems Corp., dated September 30, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).
10.93	Warrant Certificate of Compliance Systems Corp., dated September 30, 2011, evidencing 150,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).
10.94	Warrant Certificate of Compliance Systems Corp., dated September 30, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).
10.95	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).
10.96	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).
10.97	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).
10.98	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).
10.99	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.100	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 150,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.101	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc.
10.102	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.103	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein.
10.104	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio.
10.105	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp.
10.106	Securities Exchange Agreement, dated as of June 7, 2012, between Compliance Systems Corporation and RDRD II Holding LLC (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Form 8-K as filed with the Commission on November 1, 2012).
10.107	Amendment to Securities Exchange Agreement between Compliance Systems Corporation and RDRD II Holding, LLC, dated October 29, 2012 (Incorporated herein by reference to Exhibit 10.2 as part of the Company’s Form 8-K as filed with the Commission on November 1, 2012).
10.108	Marketing Agreement between Jenningsbet, Limited and Seaniemac Ltd., dated March 13, 2012 (Incorporated herein by reference to Exhibit 10.3 as part of the Company’s Form 8-K as filed with the Commission on November 1, 2012).
10.109	Heads of Agreement/Memorandum of Understanding Seaniemac Ltd. and Boyle Media Limited dated July 13, 2012 (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Form 8-K/A (Amend. No. 1) as filed with the Commission on January 22, 2013) (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Form 8-K as filed with the Commission on February 26, 2013).
10.110	White Label Services Agreement between Boylesports and Seaniemac, Ltd. dated January 30, 2013 (Incorporated herein by reference to Exhibit 10.5 as part of the Company’s Form 8-K as filed with the Commission on February 26, 2013).
10.111	Amendment to Securities Exchange Agreement between Compliance Systems Corporation and RDRD II Holding, LLC, dated February 18, 2012 (Incorporated herein by reference to Exhibit 10.7 as part of the Company’s Form 8-K as filed with the Commission on February 26, 2013).

14.1		Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006).
21.1	*	Subsidiaries of the Registrant
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement.

* Filed as an exhibit to the original Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on April 16, 2013.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Compliance Systems Corporation
(Registrant)

By:	/s/ Barry Brookstein

Barry Brookstein

Chief Executive Officer

Date: April 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry Brookstein	Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal financial and accounting officer)	April 18, 2013
Barry Brookstein

/s/ Sean McEniff	Director	April 18, 2013
Sean McEniff

/s/ Shane O’Driscoll	Director	April 18, 2013
Shane O’Driscoll

/s/ Jon M. Garfield	Director	April 18, 2013
Jon M. Garfield