Form 10-Q
period 2013-03-31
COMPLIANCE SYSTEMS CORP
filed 2013-05-20
CIK 1206133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54007

Compliance Systems Corporation

(Exact name of registrant as specified in its charter)

Nevada	20-4292198
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

780 New York Avenue, Suite A, Huntington, New York	11743
(Address of principal executive offices)	(Zip Code)

(386) 409-0200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 17, 2013, there are 41,170,345 shares of common stock issued and outstanding.

INDEX PAGE

2

PART I. FINANCIAL INFORMATION

Item 1 – Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current Assets:
Cash	$4,315	$726
Accounts receivable, net	-	-
Prepaid expenses and other current assets	101,104	104,399
Total Current Assets	105,419	105,125

Total Assets	$105,419	$105,125

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Short-term and demand notes payable	$30,000	$30,000
Accounts payable and accrued expenses	1,172,717	1,181,107
Notes and loans payable - related parties - current portion	310,229	170,350
Total Current Liabilities	1,512,946	1,381,457

Total Liabilities	1,512,946	1,381,457

Commitments and Contingencies

Stockholders’ Deficiency:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Series D: 100,000 shares authorized, 100,000 shares issued and outstanding, respectively	100	100
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 41,170,345 shares issued and outstanding	41,170	41,170
Subscriptions receivable	(131)	(131)
Accumulated other comprehensive income (loss)	3,796	(7,651)
Additional paid-in capital	-	-
Accumulated deficit	(1,410,240)	(1,291,909)
Corporate Stockholders’ Deficiency	(1,359,932)	(1,253,048)
Non-controlling Interest	(47,595)	(23,284)
Total Stockholders’ Deficiency	(1,407,527)	(1,276,332)
Total Liabilities and Stockholders’ Deficiency	$105,419	$105,125

See Accompanying Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March, 31
	2013	2012

Revenues	$-	$-

Cost of Revenues	-	-

Gross Margin	-	-

Operating Expenses:
Selling, general and administrative expenses	139,609	127,163

Operating Loss	(139,609)	(127,163)

Interest expense	(1,241)	(19,755)
Realized foreign exchange loss	(1,792)	-
Warrant fair value adjustment	-	(5,411)

Consolidated Net Loss	(142,642)	(152,329)

Preferred Dividends	-	39,000
Loss Attributable to Non-controlling Interest	24,311	-

Net Loss Attributable to Common Stockholders	$(118,331)	$(191,329)

Basic and Diluted Per Share Data:
Net loss	$(0.00)	$(0.68)

Weighted Average Shares Outstanding -
Basic and Diluted	40,170,345	283,346

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR QUARTERS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	March 31, 2013	March 31, 2012
Net Loss	$(142,642)	$(152,329)
Other Comprehensive Income, net of tax:
Foreign currency translation adjustment	11,447	-
Comprehensive Income	(131,195)	(152,329)
Comprehensive Income attributable to noncontrolling interest	3,434	-
Comprehensive Income attributable to common shareholders	$(134,629)	$(152,329)

 See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(142,642)	$(152,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest/penalty accrued and not paid or imputed	1,241	19,500
Stock-based compensation	-	256
Warrant fair value adjustment	-	5,411
Changes in assets and liabilities:
Prepaid expenses and other current assets	3,295	-
Accounts payable and accrued expenses	(8,390)	15,598
Accrued officers’ compensation	-	60,000
Total adjustments	(3,854)	100,765
Net Cash Used in Operating Activities	(146,496)	(51,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable-related party	138,638	51,314
Net Cash Provided By Financing Activities	138,638	51,314

Effect of foreign exchange fluctuations on cash	11,447	-

NET INCREASE (DECREASE) IN CASH	3,589	(250)

CASH - Beginning of Period	726	529

CASH - End of Period	$4,315	$279

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred dividends declared and accrued, but not paid	$-	$39,000

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

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

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on April 16, 2012.

On July 19, 2012, the Company’s Board of Directors adopted and the Company’s shareholders approved a reverse stock split of its outstanding common stock at a ratio of 1-for-994.488567392 shares. The reverse stock split was effective on October 3, 2012. All shares and results are reflected on a post-split basis.

2. Acquisition

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

Prior to the acquisition, the Company was a shell company with no business operations. As a result of the acquisition, the Company is longer considered a shell company. Its business and operations are now those of Seaniemac. Unless specifically set forth to the contrary, when used in this report the terms “we”, “our”, the “Company” and similar terms refer to Compliance Systems Corporation, a Nevada corporation and its 70% owned subsidiary Seaniemac Limited, an Ireland corporation.

Seaniemac, is an Irish company that was incorporated on December 11, 2011. Its corporate charter authorizes 100,000 shares of one class of stock. Seaniemac has issued 100 of those shares, 70 of which we acquired from RDRD in the acquisition. Seaniemac has no revenue and is devoting substantially all of its efforts on developing an on-line gaming website which it intends to operate in the Irish market.

3. Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered continued losses from operations since its inception. At March 31, 2013, the Company had stockholders’ and working capital deficiencies of $1,407,527.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. The Company recently acquired a 70% interest in Seaniemac. Seaniemac has no revenue and is presently developing an on-line gaming website that is intended for the Irish market. The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. Significant Accounting Policies Applicable to Interim Financial Statements

A. Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its 70 percent owned subsidiary, Seaniemac. All inter-company balances and transactions have been eliminated in consolidation.

B. Subsequent Events

Management has evaluated subsequent events through the date of this filing.

C. Foreign Currency

The Company’s assets and liabilities of Seaniemac, whose functional currency is the Euro, are translated into US dollars at period-end exchange rates prior to consolidation. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the Company’s financial statements are reflected as a component of other comprehensive (loss) income. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and settlement date.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2013	December 31, 2012

Cost of commercial production	$17,917	$18,501
Cost of website development& hosting	83,187	85,898

Total	$101,104	$104,399

Costs incurred to produce a commercial to market Seaniemac’s website will be expensed when the website becomes operational and the commercial is aired. The prepaid costs related to website development & hosting are the upfront charges for set up, delivery and hosting of Seaniemac’s branded website by Boylesports. These costs will be expensed over the three term of the Agreement when the website becomes operational.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2013	December 31, 2012

Accounts payable	$1,073,264	$1,081,654
Accrued expenses and other current liabilities	99,453	99,453

Total	$1,172,717	$1,181,107

Accounts payable includes $28,063 owed to Barry M. Brookstein (“Brookstein”) at March 31, 2013 and December 31, 2012. Brookstein is the Company’s chief executive officer and chief financial officer. Accounts payable also includes consulting fees of $199,878 and $172,468 at March 31, 2013 and December 31, 2012, respectively, payable to Seaniemac non-controlling shareholders.

7. Short-Term and Demand Notes Payable

Short-term and demand notes payable consist of the following:

	March 31, 2013	December 31, 2012

John Koehler	$30,000	$30,000

Total	$30,000	$30,000

On October 1, 2003, the predecessor to Execuserve issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor. The note was amended on October 25, 2004. Upon the acquisition of Execuserve by the Company, Koehler was owed $37,000. The balance owed is being paid in monthly installments of $1,000. The Company is in default as it has not made a payment since September 2010. The balance due to Koehler at both March 31, 2013 and December 31, 2012 totaled $30,000.

8. Notes and Loans Payable

Notes and loans payable at March 31, 2013 and December 31, 2012 consists of the following:

	March 31, 2013	December 31, 2012

Loans payable - Brookstein (A)	$14,202	$14,202
Other loans payable and accrued interest (B)	296,027	156,148
Total notes and loans payable	$310,229	$170,350

A. Loans Payable - Brookstein

At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At March 31, 2013 and December 31, 2012, loans payable to Brookstein totaled $14,202.

B. Loans Payable - RDRD

During the three months ended March 31, 2013, RDRD loaned the Compliance System Corp and Seaniemac monies for working capital purposes. The loans to the Compliance System Corp of $131,415 do not bear interest and are due on demand. The loans to Seaniemac of $161,766 bear interest at 4% per annum. At March 31, 2013, loans payable were $293,181 and accrued interest totaled $2,846.

9. Commitments

A. Employment Agreement

The Company had an employment contract with Brookstein that expired in November 2011 and the agreement was then transacted on a month-to-month basis through June 30, 2012. The agreement was terminated on July 1, 2012.

B. Marketing Agreements

On March 13, 2012, Seaniemac entered into a marketing agreement with Jennigsbet Ltd (“JB”), an Isle of Man company. JB was to be responsible for developing and operating the Company’s gaming site. The Company was charged an initial set-up fee of GBP 35,000 that covered the first year of operations. Seaniemac paid a 50% up front deposit that was originally recorded as prepaid expense. Seaniemac determined that Boylesports Group (“Boylesports”), another third party white-label online gaming website provider, had a more robust website with a greater level of functionality and customer support. Accordingly, the Jenningsbet agreement was terminated. The GBP 17,500 (USD 22,502) prepaid by Seaniemac was expensed in 2013.

On January 13, 2013, Seaniemac entered into a three year White Label Services Agreement with Boyslesports. Boylesports will be paid 65,000 Euros to set up, deliver and host the branded website. In addition, Boylesports will receive a portion of the gross gaming revenue (GGR) generated from the seanimac.com website. GGR is gross turnover, minus gross win, leaving gross gaming yield and subtracting from that amount tax and any payments to software providers. Seaniemac is entitled to 80% of GGR from GBP 250,000 to GBP 1,000,000, and 85% of GGR in excess of GBP 1,000,000. Minimum guaranteed payments to Boylesports during the first year of the agreement of GBP 7,500 during months four through six, GBP 10,000 during months seven through twelve and GPB 15,000 in years two and three.

10. Income Taxes

The Company did not accrue income taxes for the three months ending March 31, 2013 and 2012 as the Company incurred taxable losses. During the current and prior periods, the company did not record an income tax benefit for net deferred tax assets generated due to the uncertainty of their realization.

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

11. Subsequent Events

On April 10, 2013, the Company entered into a Consulting Agreement with Mirador Consulting, LLC (‘Mirador”) for an initial six month term that may be renewed for successive six month terms. Mirador will use its best effort to locate and identify private and/or public companies for potential merger with or acquisition by the Company in addition to providing shareholder and public relation services. In exchange for these services, Mirador received one million shares of Company restricted stock valued at $160,000 or $0.16 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under the “Risk Factors” section of our Annual Report on Form 10-K as filed with the SEC on April 16, 2013:

●	Our limited operating history, ability to achieve profitability and history of losses.
●	Our ability to respond to changes in consumer preferences, the decline in the popularity of our proposed website and competition.
●	Our dependence on a limited number of personnel and third parties who develop, operate and maintain our online gambling platform.
●	Changes in government laws.
●	Economic conditions, particularly in Ireland and the UK, that have an adverse effect on the gaming industry.
●	Our need for significant additional capital to fund our business plan.
●	The ability of our stockholders to sell their common stock may be limited because we are listed on the OTCQB Tier of the OTC Markets and do not meet the criteria to list our securities on an exchange such as The NASDAQ Stock Market.
●	The affects on our stock price as a result of sales of our common stock by existing shareholders pursuant to Rule 144.

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

Our Current Business

Since the Acquisition, we have been developing with third party providers a website for online gambling, including sports betting and casino gaming in Ireland under the brand name Seaniemac.com. We plan to initially focus on Irish horse racing and soccer and online wagering for traditional casino, live casino, poker, bingo and interactive skilled games. We will rely on third parties for all of the web operations for our planned gaming website. We launched our online gaming platform (including operational sportsbook), mobile website and Android App on our Seaniemac.com website on May 13, 2013. We are working on our iPhone App and expect to release it in the coming months. Following the launch of our website, we intend to roll out nationwide advertising, promotion and web-based marketing campaigns including national TV advertising, guerrilla marketing and web-based affiliate and search engine optimization marketing initiatives. We plan to release additional functionality on our website in stages including casino, games, lotteries and bingo platforms.

We have funded most of website development activities utilizing advances from RDRD, a related party. See “Management’s Discussion and Analysis - Our Liquidity and Capital Resources.”

Our Results of Operations

As discussed above, Seaniemac was acquired as of October 30, 2012 and, in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 805-10, the transaction is being accounted for as an asset acquisition. The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results of Operations for the Three Months Ended March 31, 2013 (“2012”) Compared to the Three Months Ended March 31, 2012 (“2012”)

Revenue

Revenue during the three months ended March 31, 2013 and March 31, 2012 was $0, respectively as our website that we had been developing had not been launched.

Operating Expenses

Operating expenses during the three months ended March 31, 2013 totaled $139,609, as compared to operating expenses totaling $127,163 in the comparable period in 2012. These expenses are primarily attributable to Seaniemac’s start-up operations, the Acquisition and our increased legal and administrative expenses and costs of compliance with U.S. Federal securities laws.

Loss from Continuing Operations

Our loss from continuing operations during the three months ended March 31, 2013 totaled $142,642, as compared to a net loss from continuing operations of $152,329 in the comparable period in 2012. The decrease of $9,687 was primarily attributable to lower interest and warrant costs that were offset by increased operating expenses.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We had current assets at March 31, 2013, including cash of $4,315 and prepaid expenses and other current assets of $101,104. We are reliant upon shareholder loans to fund operations. We have not yet recognized positive operating cash flow. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was ($146,496) during the three months ended March 31, 2013. The cash used in operating activities is primarily attributable to costs incurred for professional services.

Net cash provided by financing activities during the three months ended March 31, 2013 was $138,638 which was a result of loans we received from RDRD.

In order to launch and operate the Seaniemac website as discussed in this report, we estimated it would require working capital of approximately $600,000. It is estimated that 50% of this amount will be used for website development and operations, 33% for marketing expenses and 17% for general and administrative expenses. RDRD, a related party, has lent us approximately $293,181 as of March 31, 2013 in order to fund our working capital requirements. While RDRD may continue to lend us funds for our working capital needs, we have not entered into any agreements with RDRD for any future loans. In the event we are unable to borrow funds needed for our business, or we are unable to repay our current obligations when due, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of our operations which represent our sole business which would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our continued losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.

Our primary need for cash during the next twelve months is to fund our operating costs. At March 31, 2013, we had continued losses from operations since inception, and had both stockholders’ and working capital deficiencies of $1,407,527. We believe we will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain our operations until we can achieve profitability and positive cash flows, if ever. Our operating subsidiary, Seaniemac, is developing an on-line gaming website that is intended for the Irish market. Seaniemac has no revenue. Based on these factors, our auditors included a “going concern” qualification in their auditors’ report for the year ended March 31, 2013. Such “going concern” qualification may make it more difficult for us to raise funds when needed. The current economic environment is impacting our ability to obtain any needed financing. No assurance can be given that financing will be available when needed or, if available, such financing will be on terms beneficial to us.

Related Party Transactions

At March 31, 2013 and March 31, 2012, we had outstanding net advances and loans from related parties of $335,446 and $92,265, respectively.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Critical Accounting Policies

Our consolidated financial statements and related public information are based on the application of generally accepted accounting principles in the United States (“GAAP”). Our significant accounting policies are summarized in Note 2 to our annual consolidated financial statements. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements. Our critical accounting policies are discussed below.

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

Stock Based Compensation Arrangements

We have accounted for stock-based compensation arrangements in accordance with guidance provided by the Financial Accounting Standards Board Accounting Standards Codification (“ASC”). This guidance addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as well as share grants and other awards issued to employees and non-employees under free-standing arrangements. These awards are recorded at costs that are measured at fair value on the awards’ grant dates, based on the estimated number of awards that are expected to vest and will result in charges to operations.

From time to time, our shares of common stock and warrants have been issued as payment to employees and non-employees for services. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in our consolidated financial statements for certain of its assets and expenses.

Income Taxes

We have accounted for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

We have adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is also our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Barry M. Brookstein.
32.1*	Section 1350 Certification of Barry M. Brookstein.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith
**	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2013	Compliance Systems Corporation.

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

