Form 10-Q
period 2013-06-30
COMPLIANCE SYSTEMS CORP
filed 2013-08-16
CIK 1206133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 15, 2013, there are 41,170,345 shares of common stock, $0.001 par value, outstanding.

INDEX PAGE

2

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 Unaudited	December 31, 2012
ASSETS

Current Assets:
Cash	$25,238	$726
Prepaid expenses and other current assets	170,589	104,399
Total Current Assets	195,827	105,125

Deferred loan costs, net	2,833	-

Total Assets	$198,660	$105,125

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Short-term and demand notes payable	$83,139	$30,000
Accounts payable and accrued expenses	1,343,063	1,181,107
Notes and loans payable - related parties - current portion	526,771	170,350
Total Current Liabilities	1,952,973	1,381,457

Total Liabilities	1,952,973	1,381,457

Commitments and Contingencies

Stockholders’ Deficiency:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Series D: 100,000 shares authorized, 100,000 shares issued and outstanding, respectively	100	100
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 41,170,345 shares issued and outstanding	41,170	41,170
Subscriptions receivable	(131)	(131)
Accumulated other comprehensive loss	(786)	(7,651)
Accumulated deficit	(1,686,853)	(1,291,909)
Corporate Stockholders’ Deficiency	(1,641,127)	(1,253,048)
Non-controlling Interest	(113,186)	(23,284)
Total Stockholders’ Deficiency	(1,754,313)	(1,276,332)

Total Liabilities and Stockholders’ Deficiency	$198,660	$105,125

See Accompanying Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30,
	2013	2012	2013	2012

Gross Gaming Revenues	$26,404	$-	$26,404	$-

Promotional Allowances	17,034	-	17,034	-

Net Gaming Revenues	9,370	-	9,370	-

Operating Expenses:
Selling, general and administrative expenses	349,055	124,993	488,664	252,156

Operating Loss	(339,685)	(124,993)	(479,294)	(252,156)

Interest expense	(2,529)	(19,966)	(3,770)	(39,721)
Realized foreign exchange gain (loss)	10		(1,782)	-
Warrant fair value adjustment	-	5,509	-	98

Consolidated Net Loss	(342,204)	(139,450)	(484,846)	(291,779)

Preferred Dividends	-	39,000	-	78,000
Loss Attributable to Non-controlling Interest	65,591	-	89,902	-

Net Loss Attributable to Common Stockholders	$(276,613)	$(178,450)	$(394,944)	$(369,779)

Basic and Diluted Per Share Data:
Net loss	$(0.01)	$(0.63)	$(0.01)	$(1.31)

Weighted Average Shares Outstanding -
Basic and Diluted	41,170,345	283,346	41,170,345	283,346

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Consolidated Net Loss	$(342,204)	$(139,450)	$(484,846)	$(291,779)
Other Comprehensive Income (loss), net of tax:
Foreign currency translation adjustment	(4,582)	-	6,865	-
Comprehensive Loss	(346,786)	(139,450)	(477,981)	(291,779)
Comprehensive loss attributable to non-controlling interest	66,966	-	87,842	-
Comprehensive loss attributable to common shareholders	$(279,820)	$(139,450)	$(390,139)	$(291,779)

See Accompanying Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net loss	$(484,846)	$(291,779)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Interest/penalty accrued and not paid or imputed	3,543	39,000
Amortization of deferred loan costs	167	-
Stock-based compensation	71,112	721
Warrant fair value adjustment	-	(98)
Changes in assets and liabilities:
Prepaid expenses and other current assets	22,698	-
Accounts payable and accrued expenses	1,956	74,592
Accrued officers’ compensation	-	120,000
Total adjustments	99,476	234,215
Net Cash Used in Operating Activities	(385,370)	(57,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term note payable	53,000	-
Payment of loan costs related to short term loan	(3,000)	-
Proceeds from loans payable - related party	353,017	57,314
Net Cash Provided By Financing Activities	403,017	57,314

Effect of foreign exchange fluctuations on cash	6,865	-

NET INCREASE (DECREASE) IN CASH	24,512	(250)

Cash - Beginning of Period	726	529

CASH - End of Period	$25,238	$279

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred dividends declared and accrued, but not paid	$-	$78,000
Value of common stock to be issued for services	$160,000	$-

See Notes to Condensed Consolidated Financial Statements

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

 June 30, 2013

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

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on April 16, 2012.

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

Prior to the acquisition, the Company was a shell company with no business operations. As a result of the acquisition, the Company is no longer considered a shell company. Its business and operations are now those of Seaniemac. Unless specifically set forth to the contrary, when used in this report the terms “we”, “our”, the “Company” and similar terms refer to Compliance Systems Corporation, a Nevada corporation and its 70% owned subsidiary Seaniemac Limited, an Ireland corporation.

Seaniemac, is an Irish company that was incorporated on December 11, 2011. Its corporate charter authorizes 100,000 shares of one class of stock. Seaniemac has issued 100 of those shares, 70 of which we acquired from RDRD in the acquisition. Seaniemac began generating revenue during the three month period ended June 30, 20132013 from its on-line gaming website that operates in the Irish market.

3. Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception. At June 30, 2013, the Company had working capital and stockholders’ deficiencies of $1,757,146 and $1,754,313, respectively.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. The Company recently launched its on-line gaming website that targets the Irish market which began to generate revenues during the three month period ended June 30, 2013. The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

 June 30, 2013

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

C. Foreign Currency

The assets and liabilities of Seaniemac, whose functional currency is the Euro, are translated into US dollars at period-end exchange rates prior to consolidation. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the Company’s financial statements are reflected as a component of other comprehensive (loss) income. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and settlement date.

D. Revenue Recognition

Gross gaming revenue is the gross gaming yield which is the difference between gaming wins and losses and includes promotional betting (“Free Bets”). Free Bets are included in promotional allowances and are deducted from gross gaming revenue. All other costs are included in selling, general and administrative expenses.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	(Unaudited)
	June 30, 2013	December 31, 2012

Cost of commercial production	$-	$18,501
Cost of website development and hosting	81,022	85,898
Prepaid consulting services	88,888	-
Miscellaneous receivables	679	-
Total	$170,589	$104,399

Costs incurred to produce a commercial to market Seaniemac’s website were expensed when the website became operational and the commercial aired in May 2013. The prepaid costs related to website development and hosting are the upfront charges for set up, delivery and hosting beginning in May 2013. On April 10, 2013, the Company entered into a consulting agreement with Mirador Consulting LLC (“Mirador”) to provide certain financial related consulting services. The Company agreed to issue to Mirador 1,000,000 shares of the Company’s unregistered common stock valued at $160,000. These costs are being expensed on a straight line basis over the initial six month term of the agreement.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	(Unaudited)
	June 30, 2013	December 31, 2012

Accounts payable	$1,083,610	$1,081,654
Accrued expenses and other current liabilities	259,453	99,453

Total	$1,343,063	$1,181,107

Accounts payable includes $28,063 owed to Barry M. Brookstein (“Brookstein”) at June 30, 2013 and December 31, 2012. Brookstein is the Company’s chief executive officer and chief financial officer. Accounts payable also includes consulting fees of $220,723 and $172,468 at June 30, 2013 and December 31, 2012, respectively, payable to Seaniemac’s non-controlling shareholders.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

 June 30, 2013

7. Short-Term and Demand Notes Payable

Short-term and demand notes payable consist of the following:

	(Unaudited)
	June 30, 2013	December 31, 2012

John Koehler	$30,000	$30,000
Asher Enterprises Inc.	53,139	-
Total	$83,139	$30,000

On October 1, 2003, the predecessor to Execuserve issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor. The note was amended on October 25, 2004. Upon the acquisition of Execuserve by the Company, Koehler was owed $37,000. Although the Company agreed to pay the balance in monthly installments of $1,000, the Company is in default as it has not made a payment since September 2010. The balance due to Koehler at both June 30, 2013 and December 31, 2012 totaled $30,000.

On June 18, 2013, the Company issued a $53,000 convertible promissory note to Asher Enterprises, Inc. (“Asher”). The note bears interest at 8% per annum and matures on March 20, 2014. Interest is payable upon the note’s maturity. Asher may at its option convert the note into shares of the Company’s common stock after 180 days of the date the note is signed through its maturity date. The conversion price is the greater of (i) the fixed conversion price of $0.00005 per share and (ii) variable conversion price. The variable conversion price is 58% of the average of the lowest three closing bid prices for the common stock during the 10 day trading days prior to the date of conversion. Accrued interest as of June 30, 2013 is $139. The Company incurred $3,000 in loan costs in connection with the promissory note. These costs were capitalized and are being amortized on a straight line basis over the term of the loan. Amortization of $167 was recorded in the three and six month periods ended June 30, 2013.

8. Notes and Loans Payable – Related Parties

Notes and loans payable consist of the following:

	(Unaudited)
	June 30, 2013	December 31, 2012

Loans payable - Brookstein (A)	$14,202	$14,202
Loans payable - RDRD (B)	512,569	156,148
Total notes and loans payable	$526,771	$170,350

A. Loans Payable - Brookstein

At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At June 30, 2013 and December 31, 2012, loans payable to Brookstein totaled $14,202.

B. Loans Payable - RDRD

During the six months ended June 30, 2013, RDRD loaned the Company monies for working capital purposes. The loans to Compliance Systems Corporation aggregating $195,069 do not bear interest and are due on demand. The loans to Seaniemac aggregating $312,399 bear interest at 4% per annum. At June 30, 2013, loans payable were $507,468 and accrued interest totaled $5,101.

We have specified the following person and entity as related parties with ending balances as of June 30, 2013 and December 31, 2012:

RDRD II Holding LLC, a Delaware limited liability company (“RDRD”), a substantial shareholder of the company.

Barry Brookstein, our Chief Executive Officer and Chief Financial Officer.

COMPLIANCE SYSTEMS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

 June 30, 2013

9. Commitments

A. Marketing Agreements

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

On January 13, 2013, Seaniemac entered into a three year White Label Services Agreement with Boyslesports. Boylesports will be paid 65,000 Euros to set up, deliver and host the branded website. In addition, Boylesports will receive a portion of the gross gaming revenue (GGR) generated from the seanimac.com website. GGR is gross turnover, minus gross win, leaving gross gaming yield and subtracting from that amount tax and any payments to software providers. Seaniemac is entitled to 70% of GGR up to 50,000 Euros, 75% of GGR from 50,000 Euros to 250,000 Euros, 80% of GGR from 250,000 Euros to 1,000,000 Euros, and 85% of GGR in excess of 1,000,000 Euros. Minimum guaranteed payments to Boylesports during the first year of the agreement of 7,500 Euros during months four through six, 10,000 Euros during months seven through twelve and 15,000 Euros in years two and three.

B. Consulting Agreements

On April 10, 2013, the Company entered into a Consulting Agreement with Mirador for an initial six month term that may be renewed for successive six month terms. Mirador will use its best effort to locate and identify private and/or public companies for potential merger with or acquisition by the Company in addition to providing shareholder and public relation services. In exchange for these services, the Company agreed to issue Mirador one million shares of Company unregistered common stock valued at $160,000 or $0.16 per share on the date of the agreement. This amount is included in prepaid expenses and is being amortized over the six month term of the agreement.

10. Income Taxes

The Company did not accrue income taxes for the six months ending June, 2013 and 2012 as the Company incurred taxable losses. During the current and prior periods, the company did not record an income tax benefit for net deferred tax assets generated due to the uncertainty of their realization.

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

11. Capital Stock Transactions

On April 10, 2013, the Company agreed to issue 1,000,000 shares of its unregistered common stock to Mirador valued at $0.16 per share.

12. Subsequent Events

The Company’s Board of Directors approved a change of its name to Seaniemac International, Ltd. effective on August 16, 2013. The Board approved the name change in connection with the Company’s current business focus in the development of its on-line gaming website Seaniemac.com.

The name change was effected through the merger of the Company with its wholly-owned subsidiary in which the Company was the surviving entity. In accordance with the Nevada Revised Statutes, Company changed its name at the effective August 16, 2013. This action was approved by the company’s Board of Directors on June 16, 2013 and no consent of Company’s stockholders was required under Nevada law.

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

Seaniemac Acquisition

On October 30, 2012, we acquired a 70% equity ownership interest (the “Seaniemac Equity Interest”) in Seaniemac Limited, an Ireland corporation (“Seaniemac”) from RDRD, an affiliate. Seaniemac is in the business of operating a sports gaming website. In connection with this acquisition, we issue to RDRD 29,719,952 shares of our unregistered common stock which, following such issuance, was approximately 71% of our then outstanding shares of Common Stock.

Our Current Business

In May 2013, Seaniemac launched its gambling website that includes sports betting and casino gaming in Ireland under the brand name Seaniemac.com. The website is focused on Irish horse racing and soccer and online wagering for traditional casino, live casino, poker, bingo and interactive skilled games. We rely on third parties for all of the web operations for our gaming website. Since the launch of our gaming website, we have implemented multiple business development initiatives in Ireland. We have aired nationwide television commercials, implemented Pay-Per-Click web and mobile advertising campaigns, established affiliate relationships with betting blogs and other feeder websites and run traditional print and billboard advertising. We plan to continue to spend marketing dollars on these initiatives in the coming months. As we are in the early stages of our business development, we plan to continually evaluate the returns on our marketing programs. Once we have identified the most effective and lowest “cost per acquisition” programs, we believe we can scale our business rapidly by focusing our efforts on these programs and marketing strategies. We plan to continue to focus our efforts in Ireland and the United Kingdom where we have been developing our brand.

We have launched our online gaming platform (including operational sportsbook), mobile website on our Seaniemac.com website as well as an iOS and Android application. In July, 2013, we added casino games and slots to our online gaming website and an iOS mobile platform and plan to see a contribution from those programs in the third quarter.

Since the launch of our website in May 2013 through June 30, 2013, we have had over 1,000 new accounts opened and have processed over 5,000 bets by our customers.

How We Measure Our Business

With the launch of our gaming website during the quarter ended June 30, 2013, we plan to measure our business with several financial metrics. We will use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and investments and assess the long-term performance of our marketplace. Certain of the financial metrics are reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and one of these metrics is considered a non-GAAP financial measure. As our business evolves, we may make changes to our key financial metrics used to measure our business in future periods. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under Non-GAAP Financial Measures in the “Results of Operations” section.

Certain Key Financial Metrics

●	Gross gaming revenues. We believe gross gaming revenue is an important indicator for our business. This amount represents the net gain or loss from online sports betting activities during the period.

●	Promotional allowances. Promotional allowances reflects the cost of customer promotions and bonuses, including free bets, used to generate revenues and incurred during the period.

●	Amounts staked. Amounts staked is a non-GAAP financial measure that reflects the gross amount of online sportsbook betting activities during the period.

We consider the amounts staked metric to be an important indicator of our growth and business performance as we believe it is representative of the dollar volume of wagers generated through our website. We intend to use amounts staked, along with other GAAP financial measures to allocate resources and evaluate performance internally.

Our Outlook

We plan to continue to grow our business by strategically deploying our marketing resources and expanding the number of new sponsorship programs that will provide nationwide exposure of our brand. Our internal goal is to triple the amount of betting activities in the third quarter of 2013 versus the second quarter of 2013 and to continue that growth in the months ahead. We believe that we can achieve this growth though the continuation of our marketing programs and a meaningful contribution from our affiliates. Also, with our focused branding and advertising campaign we should also benefit from the start of the soccer season in August which runs through the balance of 2013.

Our overhead costs outside of discretionary marketing are expected to remain low due to our utilization of a third party online gaming website provider to develop and operate all aspects of our gaming website. As we grow, the need to hire additional staff to manage website and betting operations will be minimized allowing us to focus on marketing and customer retention. We believe we will achieve sufficient revenue to cover our non-marketing fixed expenses by the end of 2013. Since marketing is a key factor in our growth, we plan to continue to spend available capital on marketing and business development for the foreseeable future and will continue our efforts to raise additional capital to achieve these objectives.

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

The results discussed below are for the three and six months ended June 30, 2013 and 2012. For comparative purposes, we are comparing the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012.

Gross Gaming Revenue

-

Gross Gaming Revenue during the three month and six month periods ended June 30, 2013 increased $26,404 compared to the same periods in 2012 as a result of revenues from our on-line gaming website that began to operate in May 2013. During the three months ended June 30, 2013, Amounts Staked, a non-GAAP financial measure, was approximately $219,000 and gross gaming revenue as a percentage of amounts staked was 12%. There are no comparable amounts for these items in same period in 2012 as we launched our on-line gaming website in May 2013.

Promotional Allowances

Promotional Allowances totaled $17,034 during the three month and six month periods ended June 30, 2013 and were the result of customer promotions and bonuses, including free bets for customers, used to generate revenues from our on-line gaming website that began to operate in May 2013. Promotional Allowances as a percentage of gross gaming revenue was 64.5% during the three month and six month periods ended June 30, 2013. As we began to operate our website in May 2013, the promotional allowance in the same periods in 2012 were $0.

Operating Expenses

Operating expenses during the three month period ended June 30, 2013 increased $224,062 or 179.3% compared to the same period of fiscal 2012. Operating expenses during the six month period ended June 30, 2013 increased $236,508 or 93.8% compared to the same period of fiscal 2012. These expenses are primarily attributable to Seaniemac’s start-up operations, our acquisition of Seaniemac, advertising and our increased legal and administrative expenses and costs of compliance with U.S. Federal securities laws.

Loss from Continuing Operations

Our loss from continuing operations during the three month period ended June 30, 2013 increased $214,692 or 171.7% compared to the same period of fiscal 2012 and during the six months ended June 30, 2013 increased $227,138 or 90.1% compared to the same period of fiscal 2012. The increases are primarily attributable to increases in our operating expenses, partially offset by an increase in net gaming revenues discussed above.

Non-GAAP Financial Measures

In addition to financial results reported in accordance with U.S. GAAP, we have provided the following non-GAAP financial measures: amounts staked. This non-GAAP financial measure is used in addition to and in conjunction with results presented in accordance with U.S. GAAP. However, this measure is not intended to be a substitute for those reported in accordance with U.S. GAAP. This measure may be different from non-GAAP financial measures used by other companies, even when similar terms are used to identify such measures.

Amounts staked. Amounts staked is a non-GAAP financial measure that reflects the gross amount of online sportsbook betting activities during the period. We consider amounts staked to be an important measure for management to evaluate the performance of our business as it includes the gross amount of online sportsbook betting activities. Furthermore, we believe it is important to view gross revenues as a percentage of amounts staked to supplement our entire consolidated statements of operations. When evaluating our performance, you should consider gross revenues as a percentage of amounts staked as a supplement to other financial performance measures, including net loss and our other U.S. GAAP results.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We had current assets at June 30, 2013 of $195,827, including cash of $25,238 and prepaid expenses and other current assets of $170,589. We are reliant upon shareholder loans to fund operations and to a lesser extent on revenues from our operations. We have not yet recognized positive operating cash flow. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was ($385,370) during the six months ended June 30, 2013 compared to ($57,564) in the same period in 2012. The increase in cash used in operating activities is primarily attributable to an increase in our net loss and partially offset by a reduction in accrued officers’s compensation.

Net cash provided by financing activities during the six months ended June 30, 2013 was $403,017 compared to $57,314 in the same period in 2012. The increase was primarily as a result of loans we received from RDRD and a third party to fund our working capital needs.

In order to launch and operate the Seaniemac website as discussed in this report, we estimated it would require working capital of approximately $600,000. RDRD, a related party, has lent us approximately $512,569 as of June 30, 2013 in order to fund our working capital requirements. While RDRD may continue to lend us funds for our working capital needs, we have not entered into any agreements with RDRD for any future loans. In the event we are unable to borrow funds needed for our business, or we are unable to repay our current obligations when due, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of our operations which represent our sole business which would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our continued losses and negative operating cash flows raise substantial doubt about our ability to continue as a going concern.

Our primary need for cash during the next twelve months is to fund our operating costs. At June 30, 2013, we had continued losses from operations since inception, and had both stockholders’ and working capital deficiencies of $1,754,313 and $1,757,146, respectively. We believe we will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain our operations until we can achieve profitability and positive cash flows, if ever. Seaniemac’s on-line gaming website that is targeted towards the Irish market began operations in May 2013 and has only had minimal revenues since its launch. Based on these factors, our auditors included a “going concern” qualification in their auditors’ report for the year ended June 30, 2013. Such “going concern” qualification may make it more difficult for us to raise funds when needed. The current economic environment is impacting our ability to obtain any needed financing. No assurance can be given that financing will be available when needed or, if available, such financing will be on terms beneficial to us.

Related Party Transactions

We have specified the following person and entity as related parties with ending balances as of June 30, 2013 and December 31, 2012:

RDRD II Holding LLC, a Delaware limited liability company (“RDRD”), a substantial shareholder of the company.

Barry Brookstein, our Chief Executive Officer and Chief Financial Officer.

At June 30, 2013 and December 31, 2012, we had outstanding net advances and loans from related parties of $526,771 and $170,350, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is also our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 18, 2013, the Company issued a $53,000 convertible promissory note to Asher Enterprises, Inc. (“Asher”). The note bears interest at 8% per annum and matures on March 20, 2014. Interest is payable upon the note’s maturity. Asher may at its option convert the note into shares of the Company’s common stock after 180 days of the date the note is signed through its maturity date. The conversion price is the greater of (i) the fixed conversion price of $0.00005 per share and (ii) variable conversion price. The variable conversion price is 58% of the average of the lowest three closing bid prices for the common stock during the 10 day trading days prior to the date of conversion. The issuance of such shares was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof.

Pursuant to the terms of a Consulting Agreement with Mirador Consulting, LLC (“Mirador”) the Company, on or about June 24, 2013, has issued to Mirador one million (1,000,000) shares of its unregistered, restricted shares of common stock in exchange for certain financial related consulting services. The issuance of such shares was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof.

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

Date: August 16, 2013	Compliance Systems Corporation.

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

