Form 10-Q
period 2013-09-30
Seaniemac International, Ltd.
filed 2013-11-19
CIK 1206133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54007

Seaniemac International, Ltd.

(Exact name of registrant as specified in its charter)

Nevada	20-4292198
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

780 New York Avenue, Suite A, Huntington, New York	11743
(Address of principal executive offices)	(Zip Code)

(386) 409-0200

(Registrant’s telephone number, including area code)

Compliance Systems Corporation
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 18, 2013 there are 42,170,345 shares of common stock, $0.001 par value, outstanding.

INDEX PAGE

2

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$4,969	$726
Prepaid expenses and other current assets	107,233	104,399
Total Current Assets	112,202	105,125

Equipment, net	2,483	-

Deferred loan costs, net	1,833	-

Total Assets	$116,518	$105,125

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Short-term and demand notes payable	$84,208	$30,000
Accounts payable and accrued expenses	1,244,345	1,181,107
Notes and loans payable - related parties - current portion	818,398	170,350
Total Current Liabilities	2,146,951	1,381,457

Total Liabilities	2,146,951	1,381,457

Commitments and Contingencies

Stockholders’ Deficiency:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Series D: 100,000 shares authorized, 100,000 shares issued and outstanding, respectively	100	100
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 42,170,345 and 41,170,345 shares issued and outstanding, respectively	42,170	41,170
Additional paid-in capital	159,000	-
Subscriptions receivable	(131)	(131)
Accumulated other comprehensive loss	(29,260)	(7,651)
Accumulated deficit	(2,008,594)	(1,291,909)
Corporate Stockholders’ Deficiency	(1,831,342)	(1,253,048)
Non-controlling Interest	(199,091)	(23,284)
Total Stockholders’ Deficiency	(2,030,433)	(1,276,332)

Total Liabilities and Stockholders’ Deficiency	$116,518	$105,125

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Gross Gaming Revenues	$72,948	$-	$99,352	$-

Promotional Allowances	37,238	-	54,272	-

Net Gaming Revenues	35,710	-	45,080	-

Operating Expenses:
Selling, general and administrative expenses	436,887	34,440	925,551	286,596

Operating Loss	(401,177)	(34,440)	(880,471)	(286,596)

Gain on Forgiveness of Debt	-	189,750	-	189,750
Reversal of Payroll Taxes	-	71,601	-	71,601
Interest expense	(6,419)	(27,678)	(10,189)	(67,399)
Realized foreign exchange loss	(51)	-	(1,833)	-
Warrant fair value adjustment	-	167	-	265

Consolidated Net (Loss) Income	(407,647)	199,400	(892,493)	(92,379)

Preferred Dividends	-	-	-	78,000
Loss Attributable to Non-controlling Interest	85,905	-	175,807	-

Net (Loss) Income Attributable to Common Stockholders	$(321,742)	$199,400	$(716,686)	$(170,379)

Basic and Diluted Per Share Data:
Net (Loss) Income - Basic	$(0.01)	$0.14	$(0.02)	$(0.25)
Net (Loss) Income - Diluted	$(0.01)	$0.10	$(0.02)	$(0.25)

Weighted Average Shares Outstanding -
Basic	41,887,736	1,437,081	41,412,103	670,731
Diluted	41,887,736	2,077,844	41,412,103	670,731

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012

Consolidated net (loss) income	$(407,647)	$199,400	$(892,493)	$(92,379)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(28,474)	-	(21,609)	-
Comprehensive (loss) income	(436,121)	199,400	(914,102)	(92,379)
Preferred Dividends	-	-	-	(78,000)
Comprehensive loss attributable to noncontrolling interest	94,447	-	182,290	-
Comprehensive (loss) income attributable to common stockholders’	$(341,674)	$199,400	$(731,812)	$(170,379)

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(892,493)	$(92,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest/penalty accrued and not paid or imputed	9,269	39,000
Depreciation	60
Gain on forgiveness of debt	-	(189,750)
Amortization of deferred loan costs	1,167	-
Shares issued for extension of vendor terms	-	10,056
Shares issued for assignment of debt	-	17,597
Stock-based compensation	151,112	746
Warrant fair value adjustment	-	(265)
Changes in assets and liabilities:
Prepaid expenses and other current assets	6,054	-
Accounts payable and accrued expenses	63,238	29,306
Accrued officers’ compensation	-	120,000
Total adjustments	230,900	26,690
Net Cash Used in Operating Activities	(661,593)	(65,689)

CASH USED IN INVESTING ACTIVITIES:
Purchase of equipment	(2,542)	-
Net Used in Investing Activities	(2,542)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	53,000	-
Payment of loan costs related to short term loan	(3,000)	-
Proceeds from loans payable - related party	639,987	65,290
Net Cash Provided By Financing Activities	689,987	65,290

Effect of foreign exchange fluctuations on cash	(21,609)	-

NET INCREASE (DECREASE) IN CASH	4,243	(399)

CASH - Beginning of Period	726	529

CASH - End of Period	$4,969	$130

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred dividends declared and accrued, but not paid	$-	$78,000
Value of common stock issued for services	$160,000	$-
Common stock issued for warrants and options	$-	$261
Common stock issued for accrued dividends	$-	532,286
Common stock issued for accrued former officer’s salary	$-	380,000
Waiver of accrued officer’s salaries	$-	750,000
Waiver of accrued interest to officer	$-	24,750
Issuance of preferred stock for debt	$-	50,000

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

SEANIEMAC INTERNATIONAL, LTD AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Seaniemac International, Ltd. and Subsidiaries (the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on April 16, 2013.

On July 19, 2012, the Company’s Board of Directors adopted and the Company’s shareholders approved a reverse stock split of its outstanding common stock at a ratio of 1-for-994.488567392 shares. The reverse stock split was effective on October 3, 2012. All shares and results are reflected on a post-split basis.

The Company’s Board of Directors approved a change of its name to Seaniemac International, Ltd. effective August 16, 2013 in connection with its current business focus in the operation and expansion of its on-line gaming website Seaniemac.com. The name change was effected through the Company’s acquisition of a 70% interest in Seaniemac Limited in which the Company was the surviving entity as discussed below. In accordance with the Nevada Revised Statutes, Company changed its name effective August 16, 2013. This action was approved by the company’s Board of Directors on June 16, 2013 and no consent of Company’s stockholders was required under Nevada law.

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

Prior to the acquisition, the Company was a shell company with no business operations. As a result of the acquisition, the Company is no longer considered a shell company. Its business and operations are now those of Seaniemac. Unless specifically set forth to the contrary, when used in this report the terms “we”, “our”, the “Company” and similar terms refer to Seaniemac International, Ltd., a Nevada corporation and its 70% owned subsidiary Seaniemac Limited, an Ireland corporation.

Seaniemac, is an Irish company that was incorporated on December 11, 2011. Its corporate charter authorizes 100,000 shares of one class of stock. Seaniemac has issued 100 of those shares, 70 of which we acquired from RDRD in the acquisition. Seaniemac began generating revenue during the three month period ended June 30, 2013 from its on-line gaming website that operates in the Irish market.

3. Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception. At September 30, 2013, the Company had working capital and stockholders’ deficiencies of $2,034,749 and $2,030,433 respectively.

SEANIEMAC INTERNATIONAL, LTD AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. The Company recently launched its on-line gaming website that targets the Irish market which began to generate revenues during the quarter ended June 30, 2013. The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. Significant Accounting Policies Applicable to Interim Financial Statements

A. Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries which are inactive and its 70 percent owned subsidiary, Seaniemac. All inter-company balances and transactions have been eliminated in consolidation.

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

D. Equipment Depreciation and Amortization

Equipment is stated at cost less accumulated depreciation. These assets are depreciated on a straight lines basis over their estimated useful lives, generally five years.

E. Revenue Recognition

Gross gaming revenue is the gross gaming yield which is the difference between gaming wins and losses and includes promotional betting (“Free Bets”). Free Bets are included in promotional allowances and are deducted from gross gaming revenue. All other costs are included in selling, general and administrative expenses.

F. Advertising

All advertising costs are expensed as incurred. Advertising costs incurred for the production of a commercial are considered prepaid expenses until the commercial airs, at which time such costs are expensed.

G. Stock Based Compensation Arrangements

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

SEANIEMAC INTERNATIONAL, LTD AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	(Unaudited)
	September 30, 2013	December 31, 2012

Cost of commercial production	$-	$18,501
Cost of website development and hosting	76,893	85,898
Prepaid consulting services	17,846	-
Miscellaneous receivables	12,494	-
Total	$107,233	$104,399

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

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	(Unaudited)
	September 30, 2013	December 31, 2012

Accounts payable	$984,892	$1,081,654
Accrued expenses and other current liabilities	259,453	99,453

Total	$1,244,345	$1,181,107

Accounts payable includes $28,063 owed to Barry M. Brookstein (“Brookstein”) at September 30, 2013 and December 31, 2012. Brookstein is the Company’s chief executive officer and chief financial officer. Accounts payable also includes consulting fees of $222,671 and $172,468 at September 30, 2013 and December 31, 2012, respectively, payable to Seaniemac’s non-controlling shareholders.

7. Short-Term and Demand Notes Payable

Short-term and demand notes payable consist of the following:

	(Unaudited)
	September 30, 2013	December 31, 2012

John Koehler	$30,000	$30,000
Asher Enterprises Inc.	54,208	-
Total	$84,208	$30,000

On October 1, 2003, the predecessor to Execuserve Corp. (“Execuserve”) issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor. Upon completion of the merger of Execuserve and the Company pursuant to an agreement and plan of merger dated as of February 5, 2010, the balance of the amount Execuserve owed Koehler was $37,000. Although the Company agreed to pay the balance in monthly installments of $1,000, the Company is in default as it has not made a payment since September 2010. The balance due to Koehler at both September 30, 2013 and December 31, 2012 totaled $30,000.

On June 18, 2013, the Company issued a $53,000 convertible promissory note to Asher Enterprises, Inc. (“Asher”). The note bears interest at 8% per annum and matures on March 20, 2014. Interest is payable upon the note’s maturity. Asher may at its option convert the note into shares of the Company’s common stock after 180 days of the date the note is signed through its maturity date. The conversion price is the greater of (i) the fixed conversion price of $0.00005 per share and (ii) variable conversion price. The variable conversion price is 58% of the average of the lowest three closing bid prices for the common stock during the 10 day trading days prior to the date of conversion. Accrued interest as of September 30, 2013 is $1,208. The Company incurred $3,000 in loan costs in connection with the promissory note. These costs were capitalized and are being amortized on a straight line basis over the term of the loan. Amortization of $1,000 and $1,167 was recorded in the three and nine month periods ended September 30, 2013.

SEANIEMAC INTERNATIONAL, LTD AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

8. Notes and Loans Payable – Related Parties

Notes and loans payable consist of the following:

	(Unaudited)
	September 30, 2013	December 31, 2012

Loans payable - Brookstein (A)	$14,202	$14,202
Loans payable - RDRD II Holding, LLC(B)	804,196	156,148
Total notes and loans payable	$818,398	$170,350

A. Loans Payable - Brookstein

At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At September 30, 2013 and December 31, 2012, loans payable to Brookstein totaled $14,202.

B. Loans Payable – RDRD II Holding, LLC

During the nine months ended September 30, 2013, RDRD II Holding, LLC, a Delaware limited liability company and substantial shareholder of the Company (“RDRD”) loaned monies to the Company and its subsidiary Seaniemac for working capital purposes. The loans to the Company aggregating $219,593 do not bear interest and are due on demand. The loans to Seaniemac aggregating $574,845 bear interest at 4% per annum. At September 30, 2013, loans payable were $794,438 and accrued interest totaled $9,758.

We have specified the following person and entity as related parties with ending balances as of September 30, 2013 and December 31, 2012:

RDRD, a substantial shareholder of the company and

Barry Brookstein, our Chief Executive Officer and Chief Financial Officer.

9. Commitments

A. Marketing Agreements

On March 13, 2012, Seaniemac entered into a marketing agreement with Jennigsbet Ltd (“JB”), an Isle of Man company. JB was to be responsible for developing and operating the Company’s gaming site. The Company was charged an initial set-up fee of GBP 35,000 that covered the first year of operations. Seaniemac paid a 50% up front deposit that was originally recorded as prepaid expense. Seaniemac determined that Boylesports Group (“Boylesports”), another third party white-label online gaming website provider, had a more robust website with a greater level of functionality and customer support. Accordingly, the Jenningsbet agreement was terminated. The GBP 17,500 (USD 22,502) prepaid by Seaniemac was expensed in 2013 upon termination of the agreement.

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

B. Consulting Agreements

On April 10, 2013, the Company entered into a Consulting Agreement with Mirador for an initial six month term that may be renewed for successive six month terms. Mirador will use its best effort to locate and identify private and/or public companies for potential merger with or acquisition by the Company in addition to providing shareholder and public relation services. In exchange for these services, the Company issued Mirador one million shares of Company unregistered common stock valued at $160,000 or $0.16 per share on the date of the agreement. This amount is included in prepaid expenses and is being amortized over the six month term of the agreement.

SEANIEMAC INTERNATIONAL, LTD AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

10. Income Taxes

The Company did not accrue income taxes for the nine months ending September 30, 2013 and 2012 as the Company incurred taxable losses. During the current and prior periods, the company did not record an income tax benefit for net deferred tax assets generated due to the uncertainty of their realization.

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

11. Capital Stock Transactions

On July 27, 2013, the Company issued 1,000,000 shares of its unregistered common stock to Mirador valued at $0.16 per share.

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

Since the launch of our website in May 2013 through September 30, 2013, we have had over 4,500 new accounts opened and have processed over 27,746 bets by our customers.

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

Our Outlook

We plan to continue to grow our business by strategically deploying our marketing resources and expanding the number of new sponsorship programs that will provide nationwide exposure of our brand. We exceeded our internal goal of tripling the amount of betting activities in the third quarter of 2013 versus the second quarter of 2013. We achieved approximate amounts staked of $1,230,019 during the three months ended September 30, 2013 compared to approximately $206,254 during the three months ended June 30, 2013, a 573% increase. We believe that we can continue to achieve this growth though the continuation of our marketing programs and a meaningful contribution from our affiliates. Also, with our focused branding and advertising campaign we should also benefit from the start of the soccer season in August which runs through the balance of 2013.

Our overhead costs outside of discretionary marketing, corporate finance and SEC legal and administrative expenses are expected to remain low due to our utilization of a third party online gaming website provider to develop and operate all aspects of our gaming website. As we grow, the need to hire additional staff to manage website and betting operations will be minimized allowing us to focus on marketing and customer retention. We believe we will achieve sufficient revenue to cover our non-marketing fixed expenses by the end of 2013. Since marketing is a key factor in our growth, we plan to continue to spend available capital on marketing and business development for the foreseeable future and will continue our efforts to raise additional capital to achieve these objectives.

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

The results discussed below are for the three and nine months ended September 30, 2013 and 2012. For comparative purposes, we are comparing the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2012.

Gross Gaming Revenue

Gross Gaming Revenue during the three month and nine month periods ended September 30, 2013 increased $72,948 and $99,352, respectively compared to the same period in 2012 as a result of revenues from our on-line gaming website that began to operate in May 2013. During the nine months ended September 30, 2013, Amounts Staked, a non-GAAP financial measure, was approximately $1,436,273 and gross gaming revenue as a percentage of amounts staked was 8.3%. There are no comparable amounts for these items in same period in 2012 as we launched our on-line gaming website in May 2013.

Promotional Allowances

Promotional Allowances totaled $37,238 and $54,272, respectively during the three month and nine month periods ended September 30, 2013 and were the result of customer promotions and bonuses, including free bets for customers, used to generate revenues from our on-line gaming website that began to operate in May 2013. Promotional Allowances as a percentage of gross gaming revenue was 51.0% and 54.6%, respectively during the three month and nine month periods ended September 30, 2013. As we began to operate our website in May 2013, the promotional allowance in the same periods in 2012 were $0.

Operating Expenses

Operating expenses during the three month period ended September 30, 2013 increased $402,447 compared to the same period of fiscal 2012. Operating expenses during the nine month period ended September 30, 2013 increased $638,955 compared to the same period of fiscal 2012. These increases are primarily attributable to advertising, promotional and operational expenses related to our gaming website, corporate financial related consulting services and our increased legal and administrative expenses and costs of compliance with U.S. Federal securities laws.

Loss from Continuing Operations

Our loss from continuing operations during the three month period ended September 30, 2013 was $407,647 compared to net income of $199,400 in the same period of fiscal 2012 and during the nine months ended September 30, 2013 a loss of $892,493 compared to a loss of $92,379 in the same period of fiscal 2012. The increases in losses are primarily attributable to increases in our operating expenses and interest expense, partially offset by an increase in net gaming revenues discussed above, a gain on the forgiveness of debt and a reversal of payroll taxes.

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

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We had current assets at September 30, 2013 of $112,202, including cash of $4,969 and prepaid expenses and other current assets of $107,233. We are reliant upon shareholder loans to fund operations and to a lesser extent on revenues from our operations. We have not yet recognized positive operating cash flow. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $661,593 during the nine months ended September 30, 2013 compared to $65,689 in the same period in 2012. The increase in cash used in operating activities is primarily attributable to an increase in our net loss and partially offset by an increase in stock-based compensation and a reduction in accrued officers’ compensation.

Net cash provided by financing activities during the nine months ended September 30, 2013 was $689,987 compared to $65,290 in the same period in 2012. The increase was primarily as a result of loans we received from RDRD and a third party to fund our working capital needs partially offset by payment of loan costs.

Our continued operations and expansion are dependent upon our ability to obtain additional working capital. Although RDRD, a major shareholder of our company may continue to lend us funds for our working capital needs, we have not entered into any agreements with RDRD for any future loans. In the event we are unable to borrow funds needed for our business, or we are unable to repay our current obligations when due, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of our operations which represent our sole business which would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our continued losses and negative operating cash flows raise substantial doubt about our ability to continue as a going concern.

Our primary need for cash during the next twelve months is to fund our operating costs. At September 30, 2013, we had continued losses from operations since inception, and had both stockholders’ and working capital deficiencies of $2,030,433 and $2,034,749 respectively. We believe we will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain our operations until we can achieve profitability and positive cash flows, if ever. Seaniemac’s on-line gaming website that is targeted towards the Irish market began operations in May 2013 and has only had minimal revenues since its launch. Based on these factors, our auditors included a “going concern” qualification in their auditors’ report for the year ended December 31, 2012. Such “going concern” qualification may make it more difficult for us to raise funds when needed. The current economic environment is impacting our ability to obtain any needed financing. No assurance can be given that financing will be available when needed or, if available, such financing will be on terms beneficial to us.

Related Party Transactions

We have specified the following person and entity as related parties with ending balances as of September 30, 2013 and December 31, 2012:

RDRD II Holding LLC, a Delaware limited liability company (“RDRD”), a substantial shareholder of the company.

Barry Brookstein, our Chief Executive Officer and Chief Financial Officer.

At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At September 30, 2013 and December 31, 2012, loans payable to Brookstein totaled $14,202.

At September 30, 2013, the Company owed RDRD $804,196 reflecting $794,438 of principal and $9,758 of accrued interest and at December 31, 2012 the loan payable to RDRD was $156,148.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is also our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the terms of a Consulting Agreement with Mirador Consulting, LLC (“Mirador”), on July 27, 2013 the Company issued to Mirador 1,000,000 shares of its unregistered common stock in exchange for certain financial related consulting services. The issuance of such shares was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof.

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

Date: November 19, 2013	Seaniemac International, Ltd.

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

