Form 10-K
period 2013-12-31
Seaniemac International, Ltd.
filed 2014-10-10
CIK 1206133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes [  ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. $331,685 on June 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 64,300,445 shares of common stock are issued and outstanding as of September 26, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A – “Risk Factors” of this report:

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

OTHER PERTINENT INFORMATION

Throughout this Annual Report, unless specifically set forth to the contrary, as used in this report the terms “we”, “our”, “us”, “the Company” and similar terms mean Seaniemac International, Ltd., a Nevada corporation, and its 70% owned subsidiary, Seaniemac Limited, an Irish private limited company.

PART I

ITEM 1. BUSINESS

We maintain a website for online gambling, including sports betting and casino gaming in Ireland under the brand name Seaniemac.com. In May 2013, we launched our online gaming platform (including operational sportsbook) and mobile website at Seaniemac.com, including iOS and Android applications. In July 2013, we added casino games and slots. Now, through our website and mobile media, we offer sports betting and casino gaming in Ireland under our Seaniemac.com brand. Our website menus include Irish horse racing, soccer, online wagering for traditional casino, live casino, poker, bingo and interactive skilled games.

Background/Description of Compliance Systems Corporation’s Business Prior to the Seaniemac Acquisition.

We were incorporated in Nevada on November 17, 2003 under the name GSA Publications, Inc. In conjunction with a reorganization in 2006, we changed our name to Compliance Systems Corporation.

In 2010, we merged with Execuserve Corp. (“Execuserve”), pursuant to which we entered the business then operated by Execuserve. The business of Execuserve provided organizations, who are hiring employees, with tests and other evaluation tools and services to assess and compare job candidates.

From 2008 to 2010, we raised capital through the sale to Agile Opportunity Fund, LLC (“Agile”) of secured convertible debentures. In 2010, we breached certain of the terms of the debentures and transferred to Agile all of our operating assets in exchange for a release of our obligations under the debentures and other obligations owed to Agile. At that time, we became a non-operating shell company and sought to acquire or merge with an operating entity.

On September 11, 2012, we filed a definitive Information Statement on Schedule 14C (the “Definitive Information Statement”) with the SEC in which we reported that our Board of Directors, along with the requisite number of the holders of our $.0001 par value common stock (our “Common Stock”), had authorized a 1-for-994.488567392 share reverse split (the “Reverse Split”) and a corresponding amendment to our Articles of Incorporation. The Reverse Split was necessary in order to effectuate the Acquisition (defined below) set forth in the Exchange Agreement (defined below). We filed an amendment to our Articles of Incorporation and the Reverse Split was declared effective on October 3, 2012. The effect of the Reverse Split was to have decreased the number of shares of our Common Stock issued and outstanding from 1,441,770,097 pre-Reverse Split, to approximately 1,449,760 post-Reverse Split.

During the reporting periods discussed below we were unable to meet certain of our cash financial obligations, including salary payments, dividend payments related to preferred stock and interest payments related to outstanding debt. We issued warrants as a penalty and/or in consideration of deferring salary and interest as further described in the footnotes to our financial statements.

Seaniemac Acquisition

We completed the acquisition (“Acquisition”) of Seaniemac Limited (“Seaniemac”), an Irish limited company, on October 30, 2012 (the “Closing”) pursuant to that certain June 7, 2012 Securities Exchange Agreement (the “Exchange Agreement”) with RDRD II Holding LLC, a Delaware limited liability company (“RDRD”), as amended on October 29, 2012 and February 18, 2013. Seaniemac, involved in the business of operating a sports gaming website, was incorporated on December 11, 2011 pursuant to its charter which authorized 100,000 shares of a single class of stock, 100 shares of which have been issued, and 70 of those we acquired from RDRD in the Acquisition. In accordance with the Exchange Agreement, we acquired the 70% equity ownership interest of RDRD in Seaniemac (the “Seaniemac Equity Interest”) in exchange for our issuance to RDRD of 29,719,952 shares of our unregistered Common Stock (the “RDRD Exchange Shares”), amounting to approximately 71% of the then outstanding number (on a fully diluted basis) of our authorized Common Stock after taking into account those certain 10 million post-split Common Stock shares we were ordered by a court in Florida to issue to certain of our creditors in satisfaction of an aggregate $500,000 amount of debt then owed to such creditors (the “RDRD Percentage”).

Our Board of Directors approved the change of our name to Seaniemac International, Ltd. effective August 16, 2013 in connection with our current business focus in the operation and expansion of our on-line gaming website, Seaniemac.com. Our name change was effected through the Acquisition effective as of August 16, 2013. As a result of our issuance of the RDRD Exchange Shares and the resulting ownership in us by RDRD, RDRD is deemed under applicable law to be our affiliate.

Prior to the Acquisition, we were a shell company with no business operations. As a result of the Acquisition, we are no longer considered a shell company.

Our Current Business

Since the Acquisition, we developed with the technical assistance of our website consultant a website for online gambling, including sports betting and casino gaming in Ireland under the brand name Seaniemac.com.

We rely on third parties for all of the web operations for Seaniemac.com. Since its launch, we have implemented multiple business development initiatives in Ireland, including the airing of nationwide television commercials, the implementation of Pay-Per-Click web and mobile advertising campaigns, the establishment of affiliate relationships with certain betting blogs and other feeder websites, as well as utilizing traditional print and billboard advertising. We intend to continue investment in these types of marketing and brand recognition initiatives in the coming months. As we are in the early stages of our business development, we will continually reevaluate the effectiveness of all of our marketing initiatives. Once we have identified those representing the most effective and lowest “cost per acquisition”, we believe we can scale our business rapidly by focusing our efforts on such effective and efficient strategies. We plan to continue to focus our efforts in Ireland and the United Kingdom, where we initiated, and continue to develop, our brand.

Between May 2013, when we launched our website, and December 31, 2013, we had 6,804 new accounts opened and processed over 71,516 bets placed by our customers.

Website Launch and Monitoring its Activity

General. We utilized third party white-label online gaming website provider Boylesports Group (“Boylesports”) to develop and operate Seaniemac.com, including for software development for our branded website, seaniemac.com (“seaniemac.com” or the “Website”), operations, sports book trading, telephone betting operations, licensing, website hosting, payment solutions, security and first line support of gaming related questions. A white-label product or service is a product or service produced by one company often called the “producer” (in our case, Boylesports) that other companies (often called the “marketers” or “partners”) rebrand to meet the specifications of the partner. White-label sites are common in the online gaming business. As a result of this commonality, we will face competition with other sites that may be white-labeled by Boylesports and, consequently, we remain ultimately responsible for building our own brand affinity and brand recognition in the Irish market.

Boylesports. Under the terms of our White Label Services Agreement Seaniemac entered into with Boylesports on January 30, 2013, Boylesports developed and hosts seaniemac.com. Seaniemac.com offers visitors betting (including fixed-odds and/or pari-mutuel betting) on sports events, browser web-based (non-downloadable) bingo games, and browser web-based (non-downloadable) fixed-odds games, other than sports (collectively, the “e-Gaming Offerings”) in addition to the noted mobile web application. Boylesports also provides odds and pricing data feeds for integration with seaniemac.com as well as fee based online acquisition funnel management (player conversion) consulting services, fee based marketing and promotion management services, customer service, promotional events, free telephone customer support, telephone betting, event, payment processing, customer account settlement, management and Seaniemac employee training for the Website.

Seaniemac.com is published in the English language, yet we may integrate additional languages should we determine that offerings upon our Website in other languages would be anticipated to become commercially viable. In such a case, investment in additional development of our Website would be required. Presently we intend to focus our resources on the development and marketing of the Seaniemac.com brand in the English language until our initial objectives have been attained and our operations stabilized.

We paid Boylesports €42,000 (approximately $56,400) in 2012 and €23,000 (approximately $29,900) in 2013 toward the €65,000 (approximately $84,500) we were obligated to it for the set up, delivery and hosting of seaniemac.com and the Seaniemac branded mobile web application. Additionally, we are obligated to pay Boylesports an annual fee of €13,750 (approximately $17,800) for continuing support services. We plan to pay the €23,000 (approximately $29,900) balance of the set up fees once we launched the Website and it became operational for use by the visitors to the site. Further, we agreed to pay Boylesports a portion of the gross gaming revenue (“GGR”) generated from seaniemac.com plus applicable taxes. GGR is the gross turnover (which represents the gross amount of money that our customers bet with us), minus gross win, leaving gross gaming yield and subtracting from that amount tax and any payments to software providers. Under our agreement with Boylesports, we are entitled to retention of 70% of monthly GGR up to €50,000 (approximately $63,500), 75% of monthly GGR from €50,000 (approximately $63,500) to €250,000 (approximately $317,500), 80% of monthly GGR from €250,000 (approximately $317,500) to €1,000,000 (approximately $1,270,000), and 85% of GGR in excess of €1,000,000 (approximately $1,270,000). A minimum guaranteed payment obligation of amounts equaling €7,500 (approximately $9,525) during months four through six, €10,000 (approximately $12,700) during months seven through twelve, and €15,000 (approximately $19,050) in years two and three are owing to Boylesports.

Additionally, under the White Label Services Agreement, revenues generated from casino, games and bingo are apportioned equally between Boylesports and us after all operators’ fees have been deducted. The GGR prior to distribution is, therefore, subject to reduction by operational costs including: (i) customer service at the rate of €2.80 (approximately $3.55) per customer ticket, (ii) promotions and bonuses at the rate of €20 (approximately $25.40) per new customer, (iii) charge-backs at roughly 2% on customer deposits (subject to customer behavior ), (iv) telephone betting at €2.80 (approximately $3.55) per transaction, (v) payment processing at the rate of 2% on deposits (subject to change), (vi) video streaming or horseracing at £0.10 (approximately $0.127) per customer/per race and (vii) freefone telephone charges at the rate of €2.80 (approximately $3.55) per transaction (as GGR are so reduced, the “Net Revenue Share”).

Net remittances of amounts due under the White Label Services Agreement are paid by Boylesports to Seaniemac monthly on the understanding that customer losses are greater than Boylesports minimum guaranteed payment and operational costs. In the event that client losses are less than what is owed, Seaniemac will be expected to pay the difference as soon as is practicably possible to ensure continued service to their customers. Finally under the White Label Services Agreement, Seaniemac is obligated to pay Boylesports any applicable taxes, and, moreover, would be obligated to additional hosting service fees in the event Boylesports would be required to relocate its current servers at the rate of cost-plus-20%, additional customer support services fees at cost-plus-20% if Boylesports is required to hire additional full-time staff to accommodate the customer support services to be provided to Seaniemac’s customers, fee-based online acquisition funnel management (player conversion) consulting services if requested by Seaniemac as well as fee-based marketing and promotion management services if requested by Seaniemac. Presently, Seaniemac remains solely responsible under the White Label Services Agreement for marketing its Website to potential bettors, at its own cost and expense, the objective of which is to maximize traffic potential bettor traffic to seaniemac.com and, thereby, GGR to be generated thereby and, ultimately, Net Revenue Share to be distributable to Seaniemac.

Under the White Label Services Agreement with Boylesports, during the 12-month period beginning with June 2013, the first full month subsequent to launch of seaniemac.com, we were required to spend for advertising and promotion of seaniemac.com and e-Gaming Offerings the greater of (i) €120,000 (approximately $156,000); or (ii) 20% of our Net Revenue Share for such period. For the year ended December 31, 2013, we incurred $476,660 in marketing expenses, or approximately €371,268, on such marketing endeavors. During each of the two following 12 month periods, we are required to spend at least 10% of our Net Revenue Share for advertising and promotion of seaniemac.com and e-Gaming Offerings for each such period.

The White Label Services Agreement is for a three-year term commencing as of our May 2013 launch of the Website (its “Initial Term”). Upon expiry of its Initial Term, the While Label Agreement provides for its automatic extension for additional periods of 12 months each, subject to termination by either party with six (6) months written notice prior to the end of any such 12-month period (the Initial Term, as expanded by any such extension, the “Term”). The White Label Services Agreement is also terminable by either party in the event of (i) an alleged material breach by a party is not cured within 21 days of the opposite party’s written notice thereof, (ii) immediately in the event either of the parties becomes insolvent and seeks to wind-up its affairs, (iii) either party becomes subject to a judgment that could have a material adverse effect on such party which is not satisfied within 21 days of the entry of such judgment, or (iv) by Boylesports in the event it determines that the business relationship with us becomes commercially unviable and Boylesports provides us written notice thereof.

For the duration of the Term, we and any of our affiliates are prohibited from acquiring or receiving, or attempting to acquire or receive, directly or indirectly, any online or mobile gaming products or related services, for use in any territory whatsoever, from any person or entity other than Boylesports.

The Boylesports White Label Services Agreement contains general provisions dealing with compliance with governmental regulations, website use, privacy and security policies, betting rules, account registration, website access and availability, account deposits and withdrawals, tax and reporting obligations, errors and mistakes, fraud and void bets, late bets, suspension and termination of accounts, intellectual property rights, limitation of liability, indemnification, use of live data and video streaming, complaint procedures and text betting rules.

Iliad Note

On December 2, 2013 (“Issuance Date”) the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Iliad Research and Trading, L.P. (“Iliad”). Pursuant to the Purchase Agreement, the Company issued to Iliad a Secured Convertible Promissory Note (the “Note”) in the original principal amount of $667,500 (the “Purchase Price”) which Note bears interest at 8% per annum and is compounded daily. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is 23 months from Issuance Date of the Note (the “Maturity Date”). Net cash expected will be $607,500, net of original issue discount of $60,000.

The initial cash purchase price of $202,500 (which amount is net of the pro-rata portion of original issue discount of $20,000 and certain transactional expenses of $5,000) was paid on the issuance date and (ii) the balance of $400,000 shall be paid no later than the Maturity Date, as evidenced by four separate $100,000 promissory notes issued by Iliad to the Company.

Beginning six months after the Issuance Date and continuing for each installment date thereafter, the Company is required to make monthly payments under the Note of $37,083.33, plus any accrued and unpaid interest as of the installment date. Any installment payment may be either cash or shares of Common Stock, at our election.

The Company also issued Iliad five year warrants to purchase 2,019,231 shares of the Company’s common stock on December 2, 2013. These options were valued at $23,625 using the Black-Scholes option pricing model with the following values: risk free interest rate of 1.5%, volatility of 26.01538% and strike price of $0.12. The warrant value is being amortized to interest expense over the 23 month term of the loan.

At any time after 180 days from the Issuance Date, the Note is convertible into shares of the Company’s common stock, at the option of the Note holder, at a conversion price of $0.12 per share, subject to adjustment downward under certain circumstances defined in the Note. At December 31, 2013, the Company has reserved 16.67 million shares of authorized but unissued common stock in accordance with the terms of the Note. The Company has agreed to reserve these shares until all of the Company’s obligations under the Note are paid and performed in full and the warrants are exercised in full or otherwise expired. The Company may prepay part or all of the Note at any time, provided that any prepayment is subject to a 25% penalty on the amount prepaid.

The Note is subject to various default provisions, including as a result of a failure to make an installment payment by the due date, a failure to deliver shares when required under the Note, or a breach of covenants in the Note and Purchase Agreement, among others. Upon an event of default, the Note accrues interest at the default rate of 1.83% per month (or 22% per annum), compounding daily. The Company is in default on this loan as of June 2, 2014 as a result of failing to make the required installment payments, as well as a result of the Company’s failure to timely file its annual reports with the SEC. Accordingly, the total due Iliad of $227,500 is classified as a current liability. See Item 9B, “Other Information.”

Customer Service

One of our main marketing objectives will be to retain active players by keeping attrition rates low through, among other measures, by offering bettors a guarantee policy and superior customer service support. We will rely on our third party gaming website operator for these services and will have no ability to provide independent back-office or website support services.

Each gaming product has strict guidelines and rules to be followed and carried out in order to achieve consistent service standards. Through Boylesports, we will seek to operate with 99.9% up time, which represents the percentage of time that our Website is operational, and within the requirements of the Isle of Man Gambling Supervision Commission license of our third-party website service provider, Boylesports.

Licenses and Permits

We operate under the Isle of Man Gambling Supervision Commission license of Boylesports. This license is a white label United Kingdom regulated license which allows for gambling operations in Ireland and throughout the United Kingdom.

Market & Economic Factors

The online gambling industry was revolutionized by the development of the world wide web (“Internet”) in the mid-1990s. The evolution of online technology led to the growth of this market making it possible for one to gamble from anywhere, at any time, with the only requirement being the bettor’s interface with the Internet. A solid infrastructure of broadband Internet connectivity, easy access to mobile applications, and safe and secure payments through a native banking system are three of the key market factors that support growth in this industry.

The industry is in the stage of market consolidation where the big players are looking to fill out their capabilities or reach into new markets through acquisitions. New rounds of merger and acquisition activity are predicted in this sector, both among traditional gaming and gambling companies reaching into virtual markets and existing virtual leaders taking over smaller niche competitors.

The global online gambling market is somewhat fragmented with some nations totally prohibiting online gambling, others specifying various restrictions, and only eight nations making online gambling legal in all forms. Based on our review of the applicable regulations of countries that regulated online gambling, in 2010 only 70 jurisdictions worldwide sanction online gambling operations from their shores. The varying gaming options available eases rivalry somewhat, although high fixed costs of online gambling are not favorable to new entrants. Some market players within the online gambling market include a variety of retailers from private operators to monopolies. Monopolies exist in several countries such as Sweden where state run lottery operators offer the chance to purchase online tickets. The monopolies cover approximately 25% of the European online gambling market with a higher rate of 40% throughout Scandinavia. Government regulation is very stringent in some places with countries and particular states around the globe outlawing online gambling whilst many others impose particular restrictions. Due to the nature of the Internet, policing of particular laws are not always possible. Brand strength is powerful in some countries where major players are promoted through heavy advertising and sponsorship campaigns, although varying regulations and differentiated products means that dominance is never absolute. Based on our research there has been a rapid expansion of the online gambling market from 350 online gambling sites in 1998 to 2332 in 2010. Many countries such as France are easing their online gambling regulations thus opening the market up to new players. Overall, we believe the likelihood of new entrants is moderate.

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

Since online gambling is illegal in the U.S., Boylesports has electronic tools in place to prevent U.S.-based persons from betting on our seaniemac.com site, including tools that track IP addresses, block U.S.-issued credit cards and prohibit wires or deposits from U.S. banks.

Rivalry in the online gaming industry is moderate overall, increased by some factors while decreased by others. The market is made up of various sectors competing for customers which eases rivalry somewhat. These include casinos, poker rooms, sports/race books, bingo, skill games, lottery, betting exchange and backgammon. The global reach of the Internet and the plentiful supply of varying games means switching costs for the consumer are virtually nonexistent which increases rivalry. Differing regulations worldwide make it harder for expansion and the easing of regulations in some markets has led to consolidation from monopoly entities which weakens rivalry overall. Yet the opening of new markets such as France will also allow for more players to enter the marketplace, offsetting the balance somewhat.

The following table, which we prepared based on our own independent research, portrays the major online gambling industry participants and their role in the industry:

Industry Overview	Primary Focus
Trade Organizations:

eCogra	eCogra is an internationally accredited testing agency and player protection and standards organization that provides an international framework for best operational practice requirements, with particular emphasis on fair and responsible gambling.

EGBA - European Gaming and Betting Association	EGBA promotes implementation of a fair, competitive and regulated market for online gaming and gambling operators throughout Europe in line with European Union (“EU”) law.

Major Operators:

Betfair	Internet betting exchange that also operates a poker product and game arcade.

Bwin	Largest online gaming and gambling company focused primarily on sports betting, as well as Internet casino and poker

GTECH (Lottomatica)	Focused on providing software and services in the Internet and sports betting market.

Ladbrokes	Online casino sites offering sportbooks, poker, casino games, bingo and backgammon

Rank Group	Operates bingo services and casinos in the U.K., with complementary online gaming and gambling services.

Major Software Vendors:

Boylesports	Boylesports.com is the online arm of one of the largest privately owned bookmakers with headquarters in Dundalk, Ireland.

Fremonte	Fremonte provides clients with the management of their online marketing services. We specialize in the complete customer journey, from acquisition to active promotions.

GBGC - Global Betting & Gaming Consultants	GBGC has developed a wide range of gambling and business services that it can provide to its clients to help them operate successfully in the gambling field.

Major Customers:

Men in the age range of 25 and 35 years	Men play more frequently at higher stakes, yet in shorter sessions

Women	Women generally play for longer, yet at lower stakes, and 43% of all online players in 2009 were women

Source of Revenue

Our Net Revenue Share will be derived by subtracting total winnings from total wagers. As a result, we cannot directly control revenue from sports wagering. However, we can indirectly control revenue from casino games by setting the odds high or low as compared to other companies. We plan to establish betting odds slightly lower than our competitors in order to gain market share. Nonetheless, we do not have direct control over the actual percentage of winnings for any of our revenue generators. Regarding poker, we determine fees based on industry standards.

Market Size and Potential

General

We market and tailor our seaniemac.com site for the Irish and British market. We believe that the global market size discussed below provides an idea of the relative size of our target market as compared to the global market.

Global Market Size

According to Statista, the total estimated global gambling market was approximately $159 billion in 2013.

Irish Market Size

According to the Irish Examiner, gambling is one of the fastest growing markets in Ireland, doubling in size in the past seven years, and is expected to account for over 5% of the total European market and exceed $20 billion in 2014.

British Market Size

According to Statista, the total gambling industry in the United Kingdom generated an estimated $58.9 billion in gross revenue in 2013, representing approximately 11.9% of the global gambling market. Gross revenues from online gambling, in particular, reached $10.8 billion in 2013, representing approximately 27.5% of the global online gambling market.

Industry Trends & Growth

Global Industry Trends & Growth Patterns

We believe that global online gambling is an industry with strong potential for growth. According to online research firm Datamonitor, global online gambling revenues in 2013 were $39.8 billion, representing a cumulative annual growth rate of 12.7 % over the period from 2010 to 2013.

We expect that legislative and regulatory considerations will likely be the single most substantial factor for growth in online gambling. As previously indicated, legal and regulatory restrictions prohibit or constrain the online gambling industry in several key markets (including the United States). Globally, governments and jurisdictions are still struggling to determine the place of online gambling in the regulatory and legal spectrum. Legalization and/or deregulation can open up or expand national markets significantly if legislative bodies become more comfortable with and receptive to online gambling.

In regard to online gambling activities, sport betting remains the most popular form of online gambling, representing 41% of all online gambling in the EU in 2013, according to Datamonitor. Casino and poker games are the next most popular activities, representing 25% and 21%, respectively, of online gaming activities in the EU in 2013. Other gambling activities, such as lotteries and bingo, comprise the remaining 13% of the market in the EU in 2013.

Consequently, we believe that online gaming represents a growing market that is constrained mostly by legal and regulatory instability and uncertainties.

British Industry Trends & Growth Patterns

Gambling in the United Kingdom has grown steadily in the last decade. According to the United Kingdom Gambling Commission’s annual Gambling Prevalence Survey, 56% of adults participated in some form of gambling in 2010, up from 46% in 1999 and 48% in 2007, excluding those who participated only in the United Kingdom’s national lottery.

According to PricewaterhouseCoopers International Limited’s 2011 Global Gaming Outlook, the United Kingdom is the world’s largest online gambling market and is continuing to grow. Of those who participated in some form of gambling in 2010 (excluding national lottery participants), 5% did so online, up from 3% in 2007. For 2011, online gambling revenues in the U.K. reached an estimated €1.71 billion or $2.26 billion. PricewaterhouseCoopers projects that revenue to rise as other EU governments create regulatory frameworks for their citizens to participate on British gaming websites. While the largest growth in gambling worldwide is expected to come from Asia and Latin America, we expect that the United Kingdom’s large and mature online gaming industry will continue to have the potential to grow.

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

Irish Industry Trends & Growth Patterns

We believe that the Irish online gambling market has the potential to grow tremendously. Our estimates are that the current market size for online gambling in Ireland is valued at $1.7 billion, representing approximately 5% of the global market. By extrapolating industry growth as a whole on the Irish market, online gambling could reach $6.5 billion by 2015, and $9.8 billion by 2020. This represents growth rates of 124% (between today and 2015) and 50% (between 2015 and 2020). This assumes that Ireland’s 5% global market share and gambling prevalence remains constant.

The growth in the online gambling industry in Ireland is a trend that lends itself well to the launch of Seaniemac.

According to a Morgan Stanley report, the majority of future growth is predicted to occur in mobile casino and lottery gambling. Casino gambling, which is currently producing a much smaller portion of total mobile wagering than betting, will grow to a roughly equal share of the total by 2015.

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

We believe the principal competitive factors in our industry that create certain barriers to entry include, but are not limited to, reputation, technology, financial stability and resources, proven track record of successful operations, critical mass (particularly relating to online poker), regulatory compliance, independent oversight and transparency of business practices. While these barriers will limit those able to enter or compete effectively in the market, it is likely that new competitors as well as laws and regulations of governmental authority will be established in the future.

Particularly, we are in direct competition from established online gambling sites like PaddyPower, LadBrokes, Betfair Group and others. However, we, unlike many of our competitors, provide services that are tailored to Gaelic Games (a series of popular Irish sports) enthusiasts, which we believe to be an underserved market niche. Most notably, we are the only Irish and Gaelic Athletic Association (“GAA”) focused site and the only website offering in-game betting during live-streaming of GAA games.

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

Employees

As of December 31, 2013, we had two full time employees. All other employees, including our CEO/CFO, Mr. Brookstein, are part time.

ITEM 1A. RISK FACTORS

An investment in our Common Stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. You should read the section entitled “Forward Looking-Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Related to Our Business and Financial Condition

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

We were formed in December 2011, and our Website was launched in May 2013. As a result, we have little operating history upon which you can evaluate our prospects and our potential value. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which we will operate. We may never reach profitability. No additional relevant operating history involving Seaniemac’s operations exists upon which an evaluation of our performance can be made. Our performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products and markets in the evolving, highly competitive online gambling industry. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations.

We have incurred substantial losses since our inception and may never be profitable.

As we have incurred losses since inception and further losses are anticipated in the development of our business, there exists substantial doubt regarding our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations. Management intends to finance operating costs over the next 12 months with existing cash on hand, loans from stockholders and directors, and a possible private placement of our securities. No stockholder, director, or possible private placement participant has agreed to loan our company any funds nor agreed to purchase any of our securities. The failure to obtain necessary financing could result in our company ceasing all operations, which would likely result in a loss of all or a significant portion of your investment in our company.

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

We currently depend on our agreement with Boylesports to operate our Website. We anticipate that we will continue to need to rely on third party providers to maintain, support and operate our Website. The costs associated with relying on third parties may increase our development costs and negatively affect our ability to operate. Since we have less control over a third party because we cannot control the developer’s personnel, schedule or resources, we may experience delays in maintenance of or repairs to our Website. Additionally, our reliance upon a third party developer and operator exposes us to risks, including reduced control over quality assurance and costs of development. If this happens we could lose anticipated revenues from the Website and may not have the capital necessary to continue our operations. Pursuant to the terms of the White Label Services Agreement with Boylesports, either party may terminate the agreement upon 60 days’ notice. A termination by Boylesports could materially impace the Company’s financial condition, as the ability to timely identify a comparable service provider at similar terms may not be possible.

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

We will be able to protect our proprietary intellectual property rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable copyrights or trademarks. Our inability to protect our proprietary rights could materially adversely affect our business prospects and profitability. In addition, if litigation were to take place in connection with the enforcement of our intellectual property rights (or to defend third party claims of infringement against us), there can be no assurance that we would prevail. Legal proceedings could result in substantial costs and diversion of management time and resources and could materially adversely affect our operations and our financial condition. We currently own our Website at www.seaniemac.com and the contents of such Website, though we have not filed for formal copyright or trademark protection.

If we do not comply with the terms of our agreement with Boylesports or it is terminated, our business, operating results and financial condition will be adversely affected.

Our agreement with Boylesports to develop and operate our online gaming Website is crucial to our operations. If we fail to comply with any of the terms or conditions of this agreement, in the event the operator terminates the agreement or the agreement expires and we are unable to find a suitable replacement, our business, operating results and financial condition would be materially adversely affected.

Our Website is subject to security and stability risks that could harm our business and reputation and expose us to litigation or liability.

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

Now that our Website has been launched, we may attempt to market the site in countries outside of our current operations in Ireland. The markets in which we may undertake international expansion may have technology and online industries that are less well developed than in Ireland. There are certain risks inherent in doing business in international markets, such as the following:

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

We are subscribers to, or directly access payment card networks such as, Visa, MasterCard and the National Automated Clearing House Association (“NACHA”) through our third party developer and operating agreement, in order to accept or facilitate the processing of credit cards and debit cards (including some types of prepaid cards) as a means for payment to us. We also expect to rely on banks or other payment processors to process transactions, and must pay fees for these services. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. Generally, payment card processors have the right to pass any increases in interchange fees and assessments on to payment systems like ours as well as increase their own fees for processing. Changes in interchange fees and assessments could increase our operating costs and reduce profit margins, if any. In addition, in some markets, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard’s interchange fees and practices violate antitrust law. The financial reform law enacted in 2010 authorizes the Federal Reserve Board to regulate debit card interchange rates and debit card network exclusivity provisions, and the Federal Reserve Board has proposed rules that include caps on debit card interchange fees at significantly lower rates than Visa or MasterCard currently charge. We expect to be required by our processors to comply with payment card network operating rules, which generally include the obligation to reimburse processors for any fines they are assessed by payment card networks as a result of any rule violations by users. The payment card networks set and interpret the card rules which could be more difficult or expensive to comply with. We also expect to be required to comply with payment card networks’ special operating rules for Internet payment services. Some of these rules may be difficult or even impossible for us to comply with. If we are unable to comply with these rules, we may be subject to fines for any failure to comply with such rules or we may lose our ability to gain access to the credit card associations or NACHA.

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

Although none of our employees has experience in marketing an online gambling website, we rely on their extensive experience in business and event management and marketing, internet marketing, employing search engine optimization (“SEO”) tools that include Google AdWords, social media marketing, online affiliate management and customer acquisition and analysis to operate our business. In addition, we will be reliant on Boylesports who has developed and hosts seaniemac.com. Much of our future success depends on the continued availability and service of the employees and third parties to provide these services. Experienced employees and third party providers in the gaming, technology and online marketing industry are in high demand. The loss of employees or Boylesports, or the inability to hire additional talented employees or third party providers as necessary could result in significant disruptions to our business, and the integration of replacement employees or third party suppliers could be time-consuming and expensive and cause additional disruptions to our business. If we are unable to attract and retain qualified employees and third party providers, we may not be able to meet our strategic objectives.

In an effort to distinguish our business from those of our competitors, we may set our betting odds slightly lower than our competition; however, this policy may reduce our profitability and affect our business and financial operations negatively.

The amount of gross gambling revenues (“GGR”) we generate from our customers is based, in part, on the odds we set for certain online wagers and betting. By lowering our betting odds, the customer will receive a bigger payout, but correspondingly we will receive a lower payout. We may adopt this policy in an effort to attract more customers and gaming volume to our site.

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

We will be required to expend significant funds to maintain our online gambling operations. Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy. Capital markets worldwide have been adversely affected by substantial losses by financial institutions, in turn caused by investments in asset-backed securities. We may not be successful in obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of operations.

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

There currently is only a minimal public market for shares of our Common Stock and an active market may never develop. Our Common Stock is quoted on the OTCQB operated by the OTC Market’s Group, Inc. under the symbol “BETS”. We may not ever be able to satisfy the listing requirements for our Common Stock to be listed on any stock exchange, including the trading platforms of NASDAQ Stock Market which are often more widely-traded and liquid markets. Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our Common Stock may not be sufficiently widely held; we may not be able to secure market makers for our Common Stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our Common Stock listed.

We cannot assure you that our Common Stock will become liquid or that it will be listed on a securities exchange.

Until our Common Stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our Common Stock to remain eligible for quotation on the OTCQB, or on another over-the-counter quotation system. In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock. Additionally, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of our Common Stock. This would also make it more difficult for us to raise capital.

The application of the “penny stock” rules could adversely affect the market price of our Common Stock and increase your transaction costs to sell those shares.

The SEC has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, SEC Rule 15g-9 requires:

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

The market price for our Common Stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your Common Stock at or above your purchase price, which may result in substantial losses to you.

The market for our Common Stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our Common Stock is sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our Common Stock could, for example, decline precipitously in the event that a large number of shares are sold on the market without commensurate demand, as compared to the market for securities or a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time, including as to whether our Common Stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of shares for sale at any time will have on the prevailing market price.

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

Our management identified a material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. We did not maintain an adequate number of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, including the performance of internal audit functions and segregation of duties. In addition, management determined that the lack of an audit committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions. See “Item 9A—Controls and Procedures.”

We expect to be materially dependent upon our CEO, who is also our CFO, for the foreseeable future. Until such time as we have adequate financial resources to hire a full complement of accounting personnel with the requisite expertise in U.S. generally accepted accounting principles (“U.S. GAAP”), there are no assurances that the material weaknesses and significant deficiencies in our internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Rule 144 Related Risk.

Pursuant to Rule 144 promulgated under the Securities Act, a person who has beneficially owned restricted shares of our common stock for at least six months may sell his or her securities if: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale, and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding (643,004 shares of Common Stock as of September 26, 2014); or

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

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

ITEM 2. PROPERTIES

Our executive offices are located at 780 New York Avenue, Suite A, Huntington, NY 11743. The office is used for administration and finance for all Company activities. The office is occupied at no charge to us. There is no rental agreement for the use of this office. If rent were charged for this space, the amount would not be material.

Additionally, we occupy an office in Dublin, Ireland on a month-to-month basis that requires monthly rent payments of approximately $326.

ITEM 3. LEGAL PROCEEDINGS

On August 14, 2014, the Company agreed to the entry of an Order Instituting Cease and Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934 (“Agreed Order”), with the Securities and Exchange Commission (SEC). The agreement with the SEC was subsequently modified on September 17, 2014 and is pending final approval from the SEC. Pursuant to the Agreed Order, the Company acknowledged that it was delinquent in its filing requirements in that it had failed to file its annual report on Form 10-K for the year ended December 31, 2013, its quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and an 8-K filing. Moreover, the Company has agreed to pay civil penalties in the total amount of $50,000.00 as a result of these delinquent filings. The Company is diligently working towards completing and filing its delinquent reports.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded over-the-counter and available for quotation on the OTCQB under the trading symbol “BETS.QB”. The following table sets forth the range of high and low sale prices for our Common Stock for the periods indicated. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. On October 3, 2012, we effected a 1-for-994.488567392 Reverse Split of our common stock. See “Business—Background/Description of Compliance Systems Corporation’s Business Prior to the Seaniemac Acquisition.”

	High	Low
Quarter Ended March 31, 2012	$0.0007	$0.0003
Quarter Ended June 30, 2012	$0.0007	$0.0003
Quarter Ended September 30, 2012	$0.0007	$0.0003
Quarter Ended December 31, 2012	$0.0300	$0.1500

Quarter Ended March 31, 2013	$0.2800	$0.0100
Quarter Ended June 30, 2013	$0.2000	$0.0300
Quarter Ended September 30, 2013	$0.1900	$0.0100
Quarter Ended December 31, 2013	$0.1400	$0.0700

We have never declared or paid cash dividends on our Common Stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

As of September 26, 2014, we had 89 record holders of our Common Stock, and an unknown number of additional holders whose stock is held in “street name.”

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes. The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “project,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this annual report on Form 10-K. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We disclaim any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K. Please see “Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

Our Business

We maintain a website for online gambling, including sports betting and casino gaming in Ireland under the brand name Seaniemac.com. In May 2013, we launched our online gaming platform (including operational sportsbook) and mobile website at Seaniemac.com, including iOS and Android applications. In July 2013, we added casino games and slots. Through our website and mobile media, we offer sports betting and casino gaming in Ireland under our Seaniemac.com brand. Our website menus include Irish horse racing, soccer, online wagering for traditional casino, live casino, poker, bingo and interactive skilled games.

Our History

We were incorporated in Nevada on November 17, 2003 under the name GSA Publications, Inc. In conjunction with a reorganization in February 2006, we changed our name to Compliance Systems Corporation.

In February 2010, we merged with Execuserve Corp. (“Execuserve”) pursuant to which we entered the business then operated by Execuserve. The business of Execuserve provided organizations, who are hiring employees, with tests and other evaluation tools and services to assess and compare job candidates.

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

On September 11, 2012, we filed with the SEC a definitive Information Statement on Schedule 14C in which we reported that our Board of Directors and the requisite number of our stockholders had authorized a 1-for-994.488567392 reverse split (the “Reverse Split”) of our common stock and a corresponding amendment to our Articles of Incorporation. The Reverse Split was necessary in order to effectuate the Acquisition as contemplated in the Exchange Agreement. In accordance with the definitive Information Statement, we filed an amendment to our Articles of Incorporation and the Reverse Split was declared effective on October 3, 2012. The effect of the Reverse Split is to decrease the number of our shares of Common Stock issued and outstanding from 1,441,770,097 pre-Reverse Split shares to approximately 1,449,760 post-Reverse Split shares.

Seaniemac Acquisition

We completed the acquisition (“Acquisition”) of Seaniemac Limited (“Seaniemac”), an Irish limited company, on October 30, 2012 (the “Closing”) pursuant to that certain June 7, 2012 Securities Exchange Agreement (the “Exchange Agreement”) with RDRD II Holding LLC, a Delaware limited liability company (“RDRD”), as amended on October 29, 2012 and February 18, 2013. Seaniemac, involved in the business of operating a sports gaming website, was incorporated on December 11, 2011 pursuant to its charter which authorized 100,000 shares of a single class of stock, 100 shares of which have been issued, and 70 of those we acquired from RDRD in the Acquisition. In accordance with the Exchange Agreement, we acquired the 70% equity ownership interest of RDRD in Seaniemac (the “Seaniemac Equity Interest”) in exchange for our issuance to RDRD of 29,719,952 shares of our unregistered Common Stock (the “RDRD Exchange Shares”), amounting to approximately 71% of the then outstanding number (on a fully diluted basis) of our authorized Common Stock after taking into account those certain 10 million post-split Common Stock shares we were ordered by a court in Florida to issue to certain of our creditors in satisfaction of an aggregate $500,000 amount of debt then owed to such creditors (the “RDRD Percentage”).

Our Board of Directors approved the change of our name to Seaniemac International, Ltd. effective August 16, 2013 in connection with our current business focus in the operation and expansion of our on-line gaming website Seaniemac.com. Our name change was effected through the Acquisition effective as of August 16, 2013. As a result of our issuance of the RDRD Exchange Shares and the resulting ownership in us by RDRD, RDRD is deemed under applicable law to be our affiliate.

Our Current Business

Since the Acquisition, we developed, with the technical assistance of our website consultant, Boylesports, a website for online gambling, including sports betting and casino gaming in Ireland under the brand name Seaniemac.com.

In May 2013, we launched our online gaming platform (including operational sportsbook) and mobile website at Seaniemac.com, including iOS and Android applications. In July 2013, we added casing games and slots. Now, through our website and mobile media, we offer sports betting and casino gaming in Ireland under our Seaniemac.com brand. Our website menus include Irish horse racing, soccer, online wagering for traditional casino, live casino, poker, bingo and interactive skilled games.

We rely on third parties for all of the web operations for Seaniemac.com. Since its launch, we have implemented multiple business development initiatives in Ireland, including the airing of nationwide television commercials, the implementation of Pay-Per-Click web and mobile advertising campaigns, the establishment of affiliate relationships with certain betting blogs and other feeder websites, as well as having run traditional print and billboard advertising. We intend to continue investment in marketing these types of marketing and brand recognition initiatives in the coming months. As we are in the early stages of our business development, we will continually reevaluate the effectiveness of all of our marketing initiatives. Once we have identified those representing the most effective and lowest “cost per acquisition”, we believe we can scale our business rapidly by focusing our efforts on such effective and efficient strategies. We plan to continue to focus our efforts in Ireland and the United Kingdom where we have initiated and continue to develop our brand.

Since the launch of our Website in May 2013 through December 31, 2013, we had 6,804 new accounts opened and processed over 71,516 bets placed by our customers.

We have to date devoted significant financial resources to pay for the development of and launch of our online and mobile gaming operations, including expenditures of amounts during the period from December 11, 2011 (inception) through September 2012 an amount equal to $200,861. Through December 31, 2013, we incurred advertising costs of $476,660 included as part of our total $1,429,585 selling, general and administrative expenses for the year. For 2013, gross profit as a percentage of turnover, which represents the gross amount of money that our customers bet with us, was approximately 8%.

How We Measure Our Business

We measure our business with several financial metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and investments and assess the long-term performance of our marketplace. Certain of the financial metrics are reported in accordance with U.S. GAAP and one of these metrics is considered a non-GAAP financial measure. As our business evolves, we may make changes to our key financial metrics used to measure our business in future periods. For further information and a reconciliation to the most applicable financial measure under U.S. GAAP, refer to our discussion under “Non-GAAP Financial Measures” in the “Results of Operations” section.

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

We consider the amounts staked metric to be an important indicator of our growth and business performance as we believe it is representative of the dollar volume of wagers generated through our Website. We intend to use amounts staked, along with other U.S. GAAP financial measures to allocate resources and evaluate performance internally.

Our Outlook

We plan to continue to grow our business by strategically deploying our marketing resources and expanding the number of new sponsorship programs that will provide nationwide exposure of our brand. We exceeded our internal goal of tripling the amount of betting activities in the third quarter of 2013 versus the second quarter of 2013. We achieved approximate amounts staked of $3,405,000 and $0 during 2013 and 2012, respectively. We achieved approximate amounts staked of $1,886,300 during the three months ended December 31, 2013, compared to approximately $1,230,019 during the three months ended September 30, 2013, representing a 72% increase. Turnover during the fiscal quarter ended December 31, 2013 was approximately $1,866,000. Our gross profit for the fiscal years ended December 31, 2013 and 2012, and the fiscal quarter ended December 31, 2013 was approximately $222,000, $0 and $140,000, respectively. We believe that we can continue to achieve this growth though the continuation of our marketing programs and a meaningful contribution from our affiliates. Also, with our focused branding and advertising campaign we should also benefit from the start of the soccer season in August which runs through the balance of 2013.

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

We have funded most of our Website development activities utilizing advances from our related party majority shareholder, RDRD. See “Management’s Discussion and Analysis - Liquidity and Capital Resources.”

The Company’s Results of Operations

As discussed above, we acquired Seaniemac as of October 30, 2012 and, in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 805-10, the transaction is being accounted for as an asset acquisition. The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results of Operations for Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenue

Gross gaming revenues (“GGRs”) during the twelve months ended December 31, 2013 were $156,630 and there were no revenues for the year ended December 31, 2012.

Operating Expenses

Operating expenses during the twelve months ended December 31, 2013 totaled $1,429,585, as compared to operating expenses totaling $401,797 for the comparable period in 2012. These expenses are primarily attributable to Seaniemac’s start-up operations and marketing expenses and such of those attributable to the Acquisition as are allowable under U.S. GAAP to be expensed.

Loss from Continuing Operations

Our loss from continuing operations during the twelve months ended December 31, 2013 totaled $1,389,076, as compared to a net loss from continuing operations of $401,797 for the comparable period in 2012. The increase in operating losses from the year ended December 31, 2013 over the twelve month period ended December 31, 2012 of $987,279 was primarily attributable to expenses attributed to the launch of the Website, and the continued marketing and operating costs associated with seaniemac.com during fiscal 2013 over fiscal 2012 since the Website was not launched until May 2013.

Non-GAAP Financial Measures

In addition to financial results reported in accordance with U.S. GAAP, we have provided the following non-GAAP financial measure: amounts staked. This non-GAAP financial measure is used in addition to and in conjunction with results presented in accordance with U.S. GAAP. However, this measure is not intended to be a substitute for those reported in accordance with U.S. GAAP. This measure may be different from non-GAAP financial measures used by other companies, even when similar terms are used to identify such measures.

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

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We had current assets at December 31, 2013, including cash of $6,742 and prepaid expenses and other current assets of $114,989. We are reliant upon shareholder, affiliate and third-party loans to fund operations. We have not realized positive operating cash flow. As a result, our current cash position is not sufficient to fund our anticipated cash requirements over the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $903,601 during the twelve months ended December 31, 2013. The cash used in operating activities is primarily attributable to the significant increase in our operating expenses as noted above in connection with the launch and maintenance of our Website.

Net cash provided by financing activities during the twelve months ended December 31, 2013 was $956,190 which were the result of a loans received from related and third parties.

In order to launch and operate Website as discussed in this report, we estimated it would require working capital of approximately $600,000, 50% of which was to have been used for Website development and operations, 33% for marketing expenses and 17% for general and administrative expenses. As of December 31, 2013, working capital in the amount of $485,000 was utilized in connection with the May 2013 launch and operation of the Website. In 2013, RDRD, a related party, lent us €483,000 (approximately $643,000) in order to fund our 2013 working capital requirements. While RDRD may continue to lend us funds for our working capital needs, we have not entered into any agreements with RDRD for any future loans. In the event we are unable to borrow funds needed for our business, or we are unable to repay our current obligations when due, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of Seaniemac’s operations which represent our sole business which would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

On December 2, 2013 (“Issuance Date”) the Company entered into the Purchase Agreement with Iliad. Pursuant to the Purchase Agreement, the Company issued to Iliad a Secured Convertible Promissory Note (the “Note”) in the original principal amount of $667,500 (the “Purchase Price”) which Note bears interest at 8% per annum and is compounded daily. All outstanding principal and accrued interest on the Note is due and payable on the Maturity Date, which date is 23 months from Issuance Date of the Note. Net cash expected will be $607,500, net of original issue discount of $60,000.

The initial cash purchase price of $202,500 (which amount is net of the pro-rata portion of original issue discount of $20,000 and certain transactional expenses of $5,000) was paid on the Issuance Date and (ii) the balance of $400,000 shall be paid no later than the Maturity Date, as evidenced by four separate $100,000 promissory notes issued by Iliad to the Company.

Beginning six months after the Issuance Date and continuing for each installment date thereafter, the Company is required to make monthly payments under the Note of $37,083.33, plus any accrued and unpaid interest as of the installment date. Any installment payment may be either cash or shares of Common Stock, at our election.

The Company also issued Iliad five year warrants to purchase 2,019,231 shares of the Company’s common stock on December 2, 2013. These options were valued at $23,625 using the Black-Scholes option pricing model with the following values: risk free interest rate of 1.5%, volatility of 26.01538% and strike price of $0.12. The warrant value is being amortized to interest expense over the 23 month term of the loan.

At any time after 180 days from the Issuance Date, the Note is convertible into shares of the Company’s common stock, at the option of the Note holder, at a conversion price of $0.12 per share, subject to adjustment downward under certain circumstances defined in the Note. At December 31, 2013, the Company has reserved 16.67 million shares of authorized but unissued common stock in accordance with the terms of the Note. The Company has agreed to reserve these shares until all of the Company’s obligations under the Note are paid and performed in full and the warrants are exercised in full or otherwise expired. The Company may prepay part or all of the Note at any time, provided that any prepayment is subject to a 25% penalty on the amount prepaid.

The Note is subject to various default provisions, including as a result of a failure to make an installment payment by the due date, a failure to deliver shares when required under the Note, or a breach of covenants in the Note and Purchase Agreement, among others. Upon an event of default, the Note accrues interest at the default rate of 1.83% per month (or 22% per annum), compounding daily. The Company is in default on this loan as of June 2, 2014 as a result of failing to make the required installment payments, as well as a result of the Company’s failure to timely file its annual reports with the SEC.. Accordingly, the total due Iliad of $227,500 is classified as a current liability. See Item 9B, “Other Information.”

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continued losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.

The Company’s primary need for cash during the next twelve months is to fund payments of operating costs. At December 31, 2013, we had continued losses from operations since inception, and had stockholders’ and working capital deficiencies of $2,567,374 and $2,589,860, respectively. We believe we will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain our operations until we can achieve profitability and positive cash flows, if ever. We launched our Website, targeted presently to the Irish market, and realized net revenues after promotional discounts in the amount of $40,509 for the year ended December 31, 2013. Owing to the offsetting operating expenses of $1,429,585 for the same period and the resultant negative cash flow, our auditors issued a “going concern” qualification in their report for the year ended December 31, 2013. Such “going concern” qualification may make it more difficult for us to raise funds when needed. The current economic environment is impacting our ability to obtain any needed financing. No assurance can be given that financing will be available when needed or, if available, such financing will be on terms beneficial to us.

Management intends to finance operating costs over the next 12 months with existing cash on hand, loans from stockholders and directors, and a possible private placement of our securities. No stockholder, director, or possible private placement participant has agreed to loan us any funds nor agreed to purchase any of our securities. The Company is currently in negotiations with a potential investor to purchase shares of our common stock. Although we can give no assurance that the transaction will close, the parties are working toward finalizing an agreement in the fiscal quarter ending December 31, 2014. If the transaction is consummated, we expect to use the proceeds from the sale of common stock to the investor to partially fund our operating costs. The Company continues to explore various financing alternatives, including debt and equity financings and strategic partnerships, as well as trying to generate additional revenue. However, at this time, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

Related Party Transactions

At December 31, 2013 and December 31, 2012, we had outstanding net advances and loans from related parties of $1,257,853 and $342,818, respectively. During the fiscal years ended December 31, 2013 and 2012, we accrued interest on these advances and loans in the amount of $15,826 and $1,697, respectively.

Accounts payable includes consulting fees of $241,510 and $172,468 payable to Seaniemac’s non-controlling shareholders at December 31, 2013 and 2012, respectively. $75,000 is payable to GE Park, LLC at December 31, 2013. Consulting fees incurred for non-controlling shareholders were $220,078 and $163,293 during 2013 and 2012, respectively and $75,000 for GE Park, LLC during 2013.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Critical Accounting Policies

Our consolidated financial statements and related public information are based on the application of U.S. GAAP. Our significant accounting policies are summarized in Note 2 to our consolidated financial statements. While all of these significant accounting policies impact our financial condition and the results of our operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements. Our critical accounting policies are discussed below.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized upon the completion of the related gaming event. Gross gaming revenue is the gross gaming yield (which is the difference between gaming wins and losses), and includes promotional betting (“Free Bets”), net of the revenue share portion due our third-party provider (see Note 11A to our consolidated financial statements included herein). Free Bets are included in promotional allowances and are deducted from gross gaming revenue. All other costs are included in selling, general and administrative expenses. For the year ending December 31, 2013, gross gaming revenue is net of $70,350 of revenue share amounts due our third-party provider.

Stock-Based Compensation Arrangements

The Company accounts for stock-based compensation arrangements in accordance with guidance provided by the FASB ASC. This guidance addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as well as share grants and other awards issued to employees and non-employees under free-standing arrangements. These awards are recorded at costs that are measured at fair value on the awards’ grant dates, based on the estimated number of awards that are expected to vest and will result in charges to operations.

From time to time, our shares of common stock and warrants have been issued as payment to employees and non-employees for services. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in our consolidated financial statements for certain of its assets and expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-20 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of its Chief Executive Officer (CEO)/Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the CEO/CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, including the Chief Executive Officer (“CEO”) who is also the Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2013.

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

Management identified a material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. We did not maintain an adequate number of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, including the performance of internal audit functions and segregation of duties. In addition, management determined that the lack of an audit committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

We expect to be materially dependent upon our CEO who is also our CFO for the foreseeable future. Until such time as we have adequate financial resources to hire a full complement of accounting personnel with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s Report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only Management’s Report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 2, 2013, the Company entered into the Purchase Agreement with Iliad. See Item 1, “Business—Our Current Business—Iliad Note.” Pursuant to the Purchase Agreement, the Company issued to Iliad the Note in the original principal amount of $667,500, which Note bears interest at 8% per annum and is compounded daily. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is 23 months from Issuance Date of the Note. Net cash expected will be $607,500, net of original issue discount of $60,000.

The initial cash purchase price of $202,500 (which amount is net of the pro-rata portion of original issue discount of $20,000 and certain transactional expenses of $5,000) was paid on the issuance date and (ii) the balance of $400,000 shall be paid no later than the Maturity Date, as evidenced by four separate $100,000 promissory notes issued by Iliad to the Company.

Beginning six months after the Issuance Date and continuing for each installment date thereafter, the Company is required to make monthly payments under the Note of $37,083.33, plus any accrued and unpaid interest as of the installment date. Any installment payment may be either cash or shares of Common Stock, at our election.

At any time after 180 days from the Issuance Date, the Note is convertible into shares of the Company’s common stock, at the option of the Note holder, at a conversion price of $0.12 per share, subject to adjustment downward under certain circumstances defined in the Note. At December 31, 2013, the Company has reserved 16.67 million shares of authorized but unissued common stock in accordance with the terms of the Note. The Company has agreed to reserve these shares until all of the Company’s obligations under the Note are paid and performed in full and the warrants are exercised in full or otherwise expired. The Company may prepay part or all of the Note at any time, provided that any prepayment is subject to a 25% penalty on the amount prepaid.

The Note is subject to various default provisions, including as a result of a failure to make an installment payment by the due date, a failure to deliver shares when required under the Note, or a breach of covenants in the Note and Purchase Agreement, among others. Upon an event of default, the Note accrues interest at the default rate of 1.83% per month (or 22% per annum), compounding daily. The Company is in default on this loan as of June 2, 2014 as a result of failing to make the required installment payments, as well as a result of the Company’s failure to timely file its annual reports with the SEC. Accordingly, the total due Iliad of $227,500 is classified as a current liability. On October 1, 2014, we received an event of default redemption notice from (the “Notice”) from Iliad. Pursuant to the Notice, Iliad indicated that it had elected to redeem the full outstanding balance of the Note, including default premiums, of $1,198,123.08. Iliad requested payment of the outstanding balance no later than October 15, 2014. Iliad has indicated a willingness to enter into a forbearance agreement and we are currently in negotiations with Iliad to enter into a forbearance agreement or otherwise to delay redemption. Based on discussions with Iliad, we believe that we will be able to reinstate the Note (perhaps with modifications) and cure the default.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the members of our Board of Directors and executive officers.

Name	Age	Positions and Offices to be Held
Barry M. Brookstein	72	Director, Chief Executive Officer, Chief Financial Officer, Secretary
Sean McEniff(1)	48	Director, Chairman, President
Shane O’Driscoll	40	Director
Jon M. Garfield	49	Director

(1)	Mr. McEniff resigned from all positions effective September 4, 2014.

The directors above were appointed by RDRD to serve as our officers and directors as of the date of the closing of the Acquisition in accordance with the Acquisition Agreement. The directors served until the first annual meeting of our stockholders following completion of the Acquisition. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. All executive officers are elected by the Board and hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the pleasure of the Board of Directors, absent any employment agreement. There is no arrangement or understanding between any of the directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to our Board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Barry M. Brookstein, Director and Chief Executive Officer, Chief Financial Officer, Secretary. Mr. Brookstein served as our Chief Financial Officer and each of its subsidiaries from such entities’ formation through our merger with and into our predecessor, GSA Publications, Inc. in February 2006. Since the 2006 merger, he served as our Chief Financial Officer and Chief Financial Officer of each of our subsidiaries, as well as our Secretary, Treasurer and director and serves in such capacity on a part time basis. Effective November 23, 2010, he became the Chairman of the Board and Chief Executive Officer of our Company upon the resignation of Mr. Garfinkel. Prior to joining the Company, Mr. Brookstein devoted his full-time to his accounting practice. Mr. Brookstein also currently devotes a portion of his time to his accounting practice. Mr. Brookstein is a graduate of Pace University and has over 40 years of experience in public accounting.

Sean McEniff, Director, Chairman and President. Mr. McEniff graduated with a degree in Business Studies from D.I.T., Dublin in 1988. From 1991 to 2011, Mr. McEniff worked as chairman and director at the McEniff Hotel Group. Mr. McEniff’s duties included being responsible for the financial management of the McEniff Hotel Group, as a board representative and spokesperson for all business matters and overseeing daily operations such as personnel, purchasing, and sales. As a sportsperson, Sean represented his native county Donegal at minor, U-21 and senior level. Honors achieved included an Ulster minor medal in 1982, 4 Ulster Colleges medals with De la Salle, Ballyshannon, Intervarsity Trench Cup success with D.I.T. in 1987, a Canadian Championship medal with Clannan Gael, Toronto, in 1989. Mr. McEniff resigned from all positions effective September 4, 2014.

Shane O’Driscoll, Director. Since 2008, Mr. O’Driscoll has served as Entertainment Director at INEC, Gleneagle Hotel Group, Killarney, Ireland. Mr. O’Driscoll’s duties include managing a staff of over 30 employees, all event, festival and production management and procurement of artists and talent for shows. Since 2007, Mr. O’Driscoll has also served as the Director of the Killarney Summerfest.

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

Key Employees

Seaniemac employs Garreth Core, age 34, as director of marketing and operations who, while not an executive officer, makes a significant contribution to our business and operations.

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

Promoters

Each of the following persons may be deemed a “promoter” of the Company as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended (the “Securities Act”), as a result of RDRD’s former ownership of Seaniemac, its current ownership interest in our Company and the management role in Seaniemac of Messrs. Kessler and Trautman, who are managing members of RDRD: Rina Chernaya, Dianna Chernaya, Robert Kessler, Gregory Trautman, and David Gentile.

In December 2009, the SEC entered an order imposing remedial sanctions (Administrative Proceeding File No. 3-12559) against Mr. Trautman due to his unlawful late trading and deceptive market timing in mutual fund shares on behalf of customers and for the account of the broker-dealer in which he was a principal and other securities laws violations as a result of these activities. The sanctions bar Mr. Trautman from association with any broker or dealer, orders him to cease and desist from committing or causing any violations or future violations of Section 17(a) of the Securities Act, Sections 10(b) and 15(c) of the Exchange Act, and Exchange Act Rules 10b-3 and 10b-5, disgorge $608,886, plus prejudgment interest of $260,645.29 and pay a civil money penalty in the amount of $120,000.

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

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight

Director qualifications

Mr. Brookstein has been involved with our operations since 2006. We believe that the professional experience of Mr. Brookstein in managing public companies and in accounting and his years of service to our Company qualifies him to continue to serve as a director of our Company.

We believe Mr. O’Driscoll’s business experience qualifies him to serve as a director for our Company.

Mr. Garfield’s years of experience servicing public companies and as a CPA qualifies him to serve as a Director on our board.

Committees of our Board of Directors

We have not established any committees, including an audit committee, a compensation committee or a nominating committee. The functions of those committees are being undertaken by Board of Directors as a whole. Because we do not have any independent directors, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our board of directors has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our board or directors will participate in the consideration of director nominees. In considering a director nominee, it is likely that our board or directors will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our board or directors.

Mr. Brookstein is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

●	understands generally accepted accounting principles and financial statements,

●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity of our financial statements,

●	understands internal control over financial reporting, and

●	understands audit committee functions.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2013.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain information for the fiscal years ended December 31, 2013 and 2012 concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2013 and 2012.

2013 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Option Awards(1)		All Other Compensation	Total
Barry Brookstein, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	2013	$-	$-		$-	$-
	2012	$-	$120,000	(2)	$-	$120,000

(1)	Represents the aggregate fair value in accordance with FASB ASC 718 with respect to warrants issued for salary deferrals, dividend deferrals and interest deferrals during Amounts also include the value of warrants issued to Spirits, a company wholly-owned by Mr. Brookstein. Reference the footnotes to the financial statements included in this report which discloses the assumptions made in valuing these options and warrants.

(2)	Effective January 1, 2012, Mr. Brookstein deferred his full salary through June 30, 2012. The amount of such deferred salaries for the year ended December 31, 2012 totaled $120,000. As compensation, we granted to Mr. Brookstein Deferred Salary Warrants to purchase 12,067 post-split shares (each a “2012 Deferred Salary Warrant Share”) of our Common Stock at $0.994 per 2012 Deferred Salary Warrant Share at the rate of .1 Deferred Salary Warrants for each $1 of deferred salary for a term of five years. On July 1, 2012, all of the issued and outstanding Deferred Salary Warrants were exchanged for shares of the Company’s Common Stock.

Employment Agreements with Executive Officers

We had a five-year employment agreement with Mr. Brookstein which expired on November 30, 2011 and was converted to a month-to-month basis. Under the terms of his employment agreement, Mr. Brookstein received a base salary of $240,000 per year. He was also entitled to an annual bonus from the bonus pool, the amount to be determined in the sole discretion of the Board, and an allowance for an automobile of up to $1,000 per month plus reimbursement for maintenance, insurance and gasoline also to be determined in the sole discretion of the Board. His employment agreement provided for health insurance and other standard benefits and contained certain non-competition prohibitions which require that each officer not engage in any business activities which directly compete with our business while he is employed by us or is one of our principal stockholders. For the fiscal year ended December 31, 2013, no bonus was awarded.

We have no employment agreements post-Acquisition, however we are negotiating the terms of an agreement with Mr. Brookstein.

Discussion of Director Compensation

We did not pay any director compensation during the fiscal year ended December 31, 2013. Although not reduced to writing, we have agreed to compensate each of our directors with 50,000 shares of restricted common stock per year of service on the board, payable retroactively. We may begin to compensate our directors in cash or otherwise at some time in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of September 26, 2014 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than 5%, (ii) each of our named executive officers and directors, and (iii) our directors and executive officers as a group.

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

Series A Senior Convertible Voting Non-Redeemable Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Barry Brookstein (1)	200,000	8.7%
All executive officers and directors as a group (4 persons)	200,000	8.7%

(1)	Mr. Brookstein is a Director and our Chief Executive Officer, Chief Financial Officer, and Secretary.

Series B Senior Subordinated Convertible Voting Redeemable Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Barry Brookstein (1)	1,250,000	(2)	100%
All executive officers and directors as a group (4 persons)	1,250,000	(2)	100%
Spirits Management Inc. (3)	750,000		60%

(1)	Mr. Brookstein is a Director and our Chief Executive Officer, Chief Financial Officer, and Secretary.

(2)	Includes 750,000 shares of Series B Preferred Stock owned by Spirits Management, Inc. a corporation in which Mr. Brookstein serves as an executive officer and director and is the sole stockholder (“Spirits”).

(3)	Spirits is a corporation in which Mr. Brookstein, our Chief Executive Officer, Chief Financial Officer, and Secretary, serves as an executive officer and director and is the sole stockholder. Spirits’ address is c/o Seaniemac International, Inc., 780 New York Avenue, Suite A, Huntington, New York 11743.

Series C Senior Subordinated Convertible Voting Redeemable Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Barry Brookstein (1)	857,593	(2)	46.9%
All executive officers and directors as a group (4 persons)	857,593	(2)	46.9%
Spirits Management Inc. (3)	450,601		24.6%
Phone Tel New Corp. (4)	202,491		11.1%
Tele-Serv Inc. (4)	141,345		7.7%
Telmax Co. Inc. (4)	160,390		8.8%
Agile Opportunity Fund, LLC (5)	466,750		25.5%

(1)	Mr. Brookstein is a Director and our Chief Executive Officer, Chief Financial Officer, and Secretary.

(2)	Includes (a) 450,601 shares of Series C Preferred Stock owned by Spirits, a corporation in which Mr. Brookstein serves as an executive officer and director and is the sole stockholder.

(3)	Spirits is a corporation in which Mr. Brookstein, our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, serves as an executive officer and director and is the sole stockholder. Spirits’ address is c/o Seaniemac International, Inc., 780 New York Avenue, Suite A, Huntington, New York 11743.

(4)	The address for Phone Tel New Corp., Tele-Serv Inc., and Telmax Co. Inc. is 153 Symphony Court, Eastport, New York 11941.

(5)	The address for Agile Opportunity Fund, LLC is 1175 Walt Whitman Road, Melville, New York 11747.

Series D Senior Convertible Voting Redeemable Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Barry Brookstein (1)	100,000	100%
All executive officers and directors as a group (4 persons)	100,000	100%

(1)	Mr. Brookstein is a Director and our Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Barry Brookstein (2)	726,775	(3)	1.1%
All executive officers and directors as a group (4 persons)	726,775	(3)	1.1%
RDRD II Holdings LLC (4)	29,719,952		45.8%

(1)	Based on an aggregate of 64,941,208 common shares outstanding on a fully diluted basis (which includes the common stock issuable upon conversion of the preferred stock).

(2)	Mr. Brookstein is a Director and our Chief Executive Officer, Chief Financial Officer, and Secretary.

(3)	Represents (a) 367,905 shares of Common Stock held directly, (b) 32 shares of Common Stock held by Mr. Brookstein as custodian under the California Uniform Transfers to Minors Act, (c) 26,245 shares of Common Stock owned by Spirits, (d) 20,111 shares of Common Stock issuable upon conversion of the 200,000 shares of Series A Preferred Stock owned by Mr. Brookstein, (e) 50,277 shares of Common Stock issuable upon conversion of the 500,000 shares of Series B Preferred Stock owned by Mr. Brookstein, (f) 75,416 shares of Common Stock issuable upon conversion of the 750,000 shares of Series B Preferred Stock owned by Spirits, (g) 40,925 shares of Common Stock issuable upon conversion of the 406,992 shares of Series C Preferred Stock owned by Mr. Brookstein, (h) 45,310 shares of Common Stock issuable upon conversion of the 450,601 shares of Series C Preferred Stock owned by Spirits, and (i) 100,554 shares of Common Stock issuable upon conversion of the 100,000 shares of Series D Preferred Stock owned by Mr. Brookstein.

(4)	RDRD II Holdings, LLC is beneficially owned Rina Chernaya (14.25%), Dianna Chernaya (14.25%); Robert Kessler (23.833%); Gregory Trautman (23.833%) and David Gentile (23.833%). The address for RDRD II Holdings, LLC is 104 West 27th Street, New York, NY 10028.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At various times, Mr. Brookstein, our Chief Executive Officer and Chief Financial Officer, loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At December 31, 2013 and 2012, loans payable to Mr. Brookstein totaled $14,202. During 2013 and 2012, RDRD, a substantial shareholder of the Company, loaned monies to the Company and its subsidiary, Seaniemac, for working capital purposes. The loans to the Company, which aggregated $247,834, do not bear interest and are due on demand. The loans to Seaniemac, which aggregated $584,307, bear interest at 4% per annum. On October 22, 2013, GE Park, LLC loaned the Company $95,000 to be used for working capital. The loan bears interest at 4% per annum and is due on demand. Interest expense for 2013 and accrued interest at December 31, 2013 totaled $845. At December 31, 2013 and 2012, loans payable were $1,257,853 and $342,818, respectively, and accrued interest totaled $15,826 and $1,697, respectively.

On July 1, 2012, we issued 10,055 shares of our Common Stock to Mr. Brookstein in exchange for stock options to purchase 10,055 shares of our common stock.

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

On July 27, 2013, we issued 1,000,000 shares of our Common Stock to Mirador valued at $0.16 per share in exchange for their performing certain financial related consulting services for six months during 2013.

Accounts payable includes consulting fees of $241,510 and $172,468 payable to Seaniemac’s non-controlling shareholders at December 31, 2013 and 2012, respectively. $75,000 is payable to GE Park, LLC at December 31, 2013. Consulting fees incurred for non-controlling shareholders were $220,078 and $163,293 during 2013 and 2012, respectively and $75,000 for GE Park, LLC during 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Baker Tilly Virchow Krause, LLP (formerly known as Holtz Rubenstein Reminick LLP) for the fiscal years ended December 31, 2013 and 2012.

	2013	2012
Audit Fees	$81,775	$34,140
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	14,770
Total	$81,775	$48,910

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

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		The consolidated financial statements and Report of Independent Registered Public Accounting Firm are included on pages F-1 through F-23.

	2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of February 5, 2010, among Execuserve Corp., Compliance Systems Corporation, CSC/Execuserve Acquisition Corp., W. Thomas Eley, James A. Robinson, Jr. and Robin Rennockl. (Incorporated by reference to Exhibit 2.2 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

2.2	Form of Agreement and Plan of Merger (Incorporated herein by reference to Exhibit 2.1 as part of the Company’s Form 8-K as filed with the Commission on July 29, 2013).

3.1	Composite of Articles of Incorporation of Compliance Systems Corporation, as amended to date (Incorporated herein by reference to Exhibit 3.1 as part of the Company’s Form 8-K as filed with the Commission on February 26, 2013).

3.2	Certificate of Amendment to the Articles of Incorporation of Compliance Systems Corporation effective October 3, 2012 (Incorporated herein by reference to Exhibit 3.2 as part of the Company’s Form 8-K as filed with the Commission on February 26, 2013).

3.3	Articles of Merger as filed with the Secretary of State of Nevada (Incorporated herein by reference to Exhibit 3.3 as part of the Company’s Form 8-K as filed with the Commission on July 29, 2013).

10.2	Addendum to Promissory Note, dated July 25, 2005, between Call Compliance, Inc. and Barry Brookstein. (Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)

10.3	Addendum to Promissory Agreement, dated July 25, 2005, between Compliance Systems Corporation and Barry Brookstein. (Incorporated by reference to Exhibit 10.27 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)

10.4	Addendum to Promissory Agreement, dated July 26, 2005, between Compliance Systems Corporation and Spirits Management, Inc. (Incorporated by reference to Exhibit 10.28 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)

10.5	Non-Negotiable Promissory Note, dated July 1, 2005, between Compliance Systems Corporation and Dean Garfinkel. (Incorporated by reference to Exhibit 10.30 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)

10.8	+	Employment Agreement dated September 30, 2005 between Call Compliance, Inc. and Dean Garfinkel. (Incorporated by reference to Exhibit 10.36 to Amendment Number 1 to our Registration Statement on Form SB-2/A, filed with the SEC on August 11, 2006.)

10.9	+	First Amendment to Employment Agreement dated December 1, 2001, dated September 30, 2005, between Call Compliance, Inc. and Dean Garfinkel. (Incorporated by reference to Exhibit 10.36 to Amendment Number 1 to our Registration Statement on Form SB-2/A, filed with the SEC on August 11, 2006.)

10.10		Promissory Note, dated October 28, 2005, between Compliance Systems Corporation and Henry A. Ponzio. (Incorporated by reference to Exhibit 10.34 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)

10.11		$150,000 Promissory Note, dated September 30, 2006, issued by Call Compliance.com, Inc. to Nascap Corp. (Incorporated by reference to Exhibit 10.61 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.)

10.12		Security Agreement, dated March 8, 2006 by and between Call Compliance, Inc. and Nascap Corp. (Incorporated by reference to Exhibit 10.62 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.)

10.13		Guaranty Agreement, dated September 30, 2006, by Compliance Systems Corporation in favor of Nascap Corp. (Incorporated by reference to Exhibit 10.63 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.)

10.14		Consent, dated September 30, 2006, of Montgomery Equity Partners, Ltd. to the issuance by Call Compliance, Inc. of a $150,000 Promissory Note to Nascap Corp. (Incorporated by reference to Exhibit 10.64 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.)

10.15		Investor Registration Rights Agreement, dated March 16, 2007, between Compliance Systems Corporation and Cornell Capital Partners, LP. (Incorporated by reference to Exhibit 10.25 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.)

10.16		Secured Convertible Debenture, dated March 16, 2007, issued to Cornell Capital Partners, LP. (Incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.)

10.17		Form of Option Agreement, dated as of January 4, 2008, with respect to options granted by Compliance Systems Corporation to Dean Garfinkel (20,000,000 shares) and Barry M. Brookstein (10,000,000 shares). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: January 4, 2008), filed with the SEC on February 15, 2008.)

10.18		Warrant Certificate of Compliance Systems Corporation, dated as of May 6, 2008, registered in the name of Cresta Capital Strategies, LLC. (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.)

10.19		Warrant Certificate of Compliance Systems Corporation, dated as of September 2, 2008, registered in the name of Cresta Capital Strategies, LLC. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: September 2, 2008), filed with the SEC on September 5, 2008.)

10.20		Waiver and Standstill Agreement, dated as of January 26, 2009, between Compliance Systems Corporation, Call Compliance, Inc. and Nascap Corp (Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.21		Loan Modification Agreement, dated as of March 31, 2009, among Compliance Systems Corporation, Call Compliance, Inc. and Nascap Corporation (Incorporated by reference to Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.22		Amended and Restated Promissory Note of Call Compliance, Inc., dated March 31, 2009, in the principal amount of up to $750,000 and payable to Nascap Corporation (Incorporated by reference to Exhibit 10.13 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.23		Form of Class A Warrant Certificate of Compliance Systems Corporation registered in the name of Nascap Corp. (Incorporated by reference to Exhibit B to the Loan Modification Agreement made Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.24		Form of Class B Warrant Certificate of Compliance Systems Corporation registered in the name of Nascap Corp. (Incorporated by reference to Exhibit C to the Loan Modification Agreement made Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.25	Promissory Note of Call Compliance, Inc., dated as of March 3, 2009, in the principal amount of $50,000 and payable to Barry Brookstein (Incorporated by reference to Exhibit 10.16 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.26	Corporate Guaranty, dated March 3, 2009, of Compliance Systems Corporation in favor of Barry Brookstein (Incorporated by reference to Exhibit 10.17 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.27	Purchase of Software and Intellectual Property, dated April 7, 2010, from Thomas Joseph Koty in exchange for Restricted shares and warrants (Incorporated by reference to Exhibit 10.18 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.29	Consulting Agreement, dated as of February 9, 2010, between Execuserve Corp. and W. Thomas Eley. (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.30	Employment Agreement, dated as of February 9, 2010, between Execuserve and Jim Robinson. (Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.31	Employment Agreement, dated as of February 9, 2010, between Execuserve and Robin Rennockl. (Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.32	Promissory Note of Execuserve Corp., dated as of February 9, 2010 and payable to W. Thomas Eley. (Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.33	Promissory Note of Execuserve Corp., dated as of February 9, 2010 and payable to Jim Robinson. (Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.34	Form of Lock-Up Agreement to be entered into between Compliance Systems Corporation and each person or entity receiving common stock of Compliance Systems Corporation pursuant to or in accordance with the Agreement and Plan of Merger. (Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.35	Warrant Certificate of Compliance Systems Corp., dated February 11, 2010, evidencing 7.5 million common stock purchase warrants registered in the name of Moritt Hock Hamroff & Horowitz LLP. (Incorporated by reference to Exhibit 10.15 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.36	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 2.2 million common stock purchase warrants registered in the name of Dean R. Garfinkel. (Incorporated by reference to Exhibit 10.16 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.37	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 2.0 million common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.17 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.38	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 600,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.18 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.39	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 900,000 common stock purchase warrants registered in the name of Spirits Management Inc. (Incorporated by reference to Exhibit 10.19 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.40	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 3,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.20 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.41	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 4,500,000 common stock purchase warrants registered in the name of Spirits Management Inc. (Incorporated by reference to Exhibit 10.21 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.42	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 90,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.23 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.43	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 270,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.24 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.44	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 420,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.25 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.45	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 12 million common stock purchase warrants registered in the name of Dean R. Garfinkel. (Incorporated by reference to Exhibit 10.26 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.46	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 12 million common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.27 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.47	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 450,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.28 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.48	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 1,350,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.29 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.49	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 2,100,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.30 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.50	Independent Sales Representative Agreement, dated June 15, 2010, between Execuserve Corp. and EPC, LLC. (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: June 14, 2010), filed with the Securities and Exchange Commission on June 18, 2010).

10.51	Asset Purchase Agreement, dated April 7, 2010, between Thomas Joseph Koty and Call Compliance.com, Inc. (Incorporated by reference to Exhibit 10.22 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2010), filed with the Securities and Exchange Commission on June 24, 2010).

10.52	Letter Agreement, dated April 13, 2010, between Chestnut Cove Development LLC and Compliance Systems Corporation. (Incorporated by reference to Exhibit 10.23 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2010), filed with the Securities and Exchange Commission on June 24, 2010).

10.53	Warrant Certificate of Compliance Systems Corporation, dated June 30, 2010, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).

10.54	Warrant Certificate of Compliance Systems Corporation, dated June 30, 2010, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. (Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).

10.55	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 6 million common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).

10.56	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 4.5 million common stock purchase warrants registered in the name of Dean R. Garfinkel. (Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).

10.57	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).

10.58	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).

10.59	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 1.05 million common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.9 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).

10.60	Warrant Certificate of Compliance Systems Corporation, dated as of September 30, 2010, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.61	Warrant Certificate of Compliance Systems Corporation, dated as of September 30, 2010, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. (Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.62	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 6 million common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.63	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 4.5 million common stock purchase warrants registered in the name of Dean R. Garfinkel. (Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.64	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.65	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.66	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 1.05 million common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.67	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2010), filed with the Securities and Exchange Commission on April 15, 2011).

10.68	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. (Incorporated by reference to the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2010), filed with the Securities and Exchange Commission on April 15, 2011).

10.69	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.70	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.71	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. Incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.72	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.73	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.74	Warrant Certificate of Compliance Systems Corp., dated March 31, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.75	Warrant Certificate of Compliance Systems Corp., dated March 31, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management Inc. (Incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.76	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.77	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.9 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.78	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.10 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.79	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.11 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.80	Warrant Certificate of Compliance Systems Corp., dated April 26, 2011, evidencing 50,000,000 common stock purchase warrants registered in the name of Cresta Capital Strategies, LLC. (Incorporated by reference to Exhibit 10.12 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.81	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Dean Garfinkel, evidencing the exchange of 26,900,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.13 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.82	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Barry M. Brookstein, evidencing the exchange of 55,340,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.14 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.83	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Spirits Management, Inc., evidencing the exchange of 14,850,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.15 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.84	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Henry A. Ponzio, evidencing the exchange of 10,320,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.16 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.85	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Nascap Corp., evidencing the exchange of 20,720,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.17 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.86	Warrant Certificate of Compliance Systems Corp., dated June 30, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.18 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.87	Warrant Certificate of Compliance Systems Corp., dated June 30, 2011, evidencing 128,600 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.19 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.88	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.20 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.89	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.21 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.90	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.22 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.91	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.23 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.92	Warrant Certificate of Compliance Systems Corp., dated September 30, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).

10.93	Warrant Certificate of Compliance Systems Corp., dated September 30, 2011, evidencing 150,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).

10.94	Warrant Certificate of Compliance Systems Corp., dated September 30, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).

10.95	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).

10.96	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).

10.97	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).

10.98	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).

10.99	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein.

10.100	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 150,000 common stock purchase warrants registered in the name of Barry M. Brookstein.

10.101	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc.

10.102	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein.

10.103	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein.

10.104	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio.

10.105	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp.

10.106		Securities Exchange Agreement, dated as of June 7, 2012, between Compliance Systems Corporation and RDRD II Holding LLC (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Form 8-K as filed with the Commission on November 1, 2012).

10.107		Amendment to Securities Exchange Agreement between Compliance Systems Corporation and RDRD II Holding, LLC, dated October 29, 2012 (Incorporated herein by reference to Exhibit 10.2 as part of the Company’s Form 8-K as filed with the Commission on November 1, 2012).

10.108		Marketing Agreement between Jenningsbet, Limited and Seaniemac Ltd., dated March 13, 2012 (Incorporated herein by reference to Exhibit 10.3 as part of the Company’s Form 8-K as filed with the Commission on November 1, 2012).

10.109		Heads of Agreement/Memorandum of Understanding Seaniemac Ltd. and Boyle Media Limited dated July 13, 2012 (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Form 8-K/A (Amend. No. 1) as filed with the Commission on January 22, 2013) (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Form 8-K as filed with the Commission on February 26, 2013).

10.110		White Label Services Agreement between Boylesports and Seaniemac, Ltd. dated January 30, 2013 (Incorporated herein by reference to Exhibit 10.5 as part of the Company’s Form 8-K as filed with the Commission on February 26, 2013).

10.111

Amendment to Securities Exchange Agreement between Compliance Systems Corporation and RDRD II Holding, LLC, dated February 18, 2012 (Incorporated herein by reference to Exhibit 10.7 as part of the Company’s Form 8-K as filed with the Commission on February 26, 2013).

10.112		Securities Purchase Agreement between Registrant and Iliad Research and Trading, L.P. dated December 2, 2013 (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Form 8-K as filed with the Commission on December 10, 2013).

10.113		Secured Convertible Promissory Note (Incorporated herein by reference to Exhibit 10.2 as part of the Company’s Form 8-K as filed with the Commission on December 10, 2013).

10.114		Form of Common Stock Purchase Warrants (Incorporated herein by reference to Exhibit 10.3 as part of the Company’s Form 8-K as filed with the Commission on December 10, 2013).

10.115		Form of Buyer Notes (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Form 8-K as filed with the Commission on December 10, 2013).

10.116		Settlement Agreement and Stipulation dated July 17, 2014 between Seaniemac International, Ltd. and IBC Funds LLC (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Form 8-K as filed with the Commission on July 28, 2014).

10.117		Order Granting Approval of Settlement Agreement and Stipulation dated July 18, 2014 (Incorporated herein by reference to Exhibit 10.2 as part of the Company’s Form 8-K as filed with the Commission on July 28, 2014)

14.1		Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006).

16.1		Letter, dated June 5, 2013 from BTVK to the Securities and Exchange Commission, regarding change in certifying accountant of the Company (Incorporated herein by reference to Exhibit 16.1 as part of the Company’s Form 8-K as filed with the Commission on June 6, 2013).

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of Independent Registered Public Accounting Firm.

24.1	*	Power of Attorney (included on signature page).

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seaniemac International, Ltd.

(Registrant)

By:	/s/ Barry Brookstein
Barry Brookstein
Chief Executive Officer

Date:	October 10, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry Brookstein as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report, which amendments may make such changes in the annual report as the attorney-in-fact deems appropriate and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry Brookstein	Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal financial and accounting officer)	October 10, 2014
Barry Brookstein

/s/ Shane O’Driscoll	Director	October 10, 2014
Shane O’Driscoll

/s/ Jon M. Garfield	Director	October 10, 2014
Jon M. Garfield

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Seaniemac International, Ltd.:

We have audited the accompanying consolidated balance sheets of Seaniemac International, Ltd. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in accordance with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered continued losses from operations since inception, and as of December 31, 2013, had both stockholders’ and working capital deficiencies of $2,567,374 and $2,589,860, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Melville, New York
October 10, 2014

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Current Assets:
Cash	$6,742	$726
Prepaid expenses and other current assets	114,989	104,399
Total Current Assets	121,731	105,125

Equipment, net	2,399	-

Deferred loan costs, net	20,087	-

Total Assets	$144,217	$105,125

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Convertible promissory note	$187,241	$-
Short-term and demand notes payable	30,000	30,000
Accounts payable and accrued expenses	1,476,336	1,181,107
Accrued officer’s compensation	60,000	-
Loans payable and accrued interest - related parties	958,014	170,350
Total Current Liabilities	2,711,591	1,381,457

Total Liabilities	2,711,591	1,381,457

Commitments and Contingencies

Stockholders’ Deficiency:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Series D: 100,000 shares authorized, 100,000 shares issued and outstanding, respectively	100	100
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 42,170,345 and 41,170,345 shares issued and outstanding, respectively	42,170	41,170
Additional paid-in capital	204,077	-
Subscriptions receivable	(131)	(131)
Accumulated other comprehensive loss	(51,635)	(7,651)
Accumulated deficit	(2,491,962)	(1,291,909)
Corporate Stockholders’ Deficiency	(2,292,008)	(1,253,048)
Non-controlling Interest	(275,366)	(23,284)
Total Stockholders’ Deficiency	(2,567,374)	(1,276,332)

Total Liabilities and Stockholders’ Deficiency	$144,217	$105,125

See Accompanying Notes to Consolidated Financial Statements

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012

Gross gaming revenue	$156,630	$-

Promotional allowances	116,121	-

Net gaming revenue	40,509	-

Operating Expenses:
Selling, general and administrative expenses	1,429,585	401,797

Operating Loss	(1,389,076)	(401,797)

Interest expense (including amortization of loan costs)	(60,986)	(67,813)
Gain on forgiveness of debt	-	189,750
Warrant fair value adjustment	-	265
Reversal of payroll taxes/payables	-	86,429
Realized foreign exchange loss	(2,073)	-

Consolidated Net Loss	(1,452,135)	(193,166)

Preferred Dividends	-	(78,000)
Loss Attributable to Non-controlling Interest	252,082	23,284

Net Loss Attributable to Common Shareholders	$(1,200,053)	$(247,882)

Basic and Diluted Per Share Data:
Net Loss - Basic	$(0.03)	$(0.03)
Net Loss - Diluted	$(0.03)	$(0.03)

Weighted Average Shares Outstanding -
Basic and Diluted	41,603,222	7,618,404

See Accompanying Notes to Consolidated Financial Statements

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2013 and 2012

	December 31, 2013	December 31, 2012

Consolidated net loss	$(1,452,135)	$(193,166)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(43,984)	(7,651)
Comprehensive loss	(1,496,119)	(200,817)
Comprehensive loss attributable to non-controlling interest	(265,277)	(25,579)
Comprehensive loss attributable to common shareholders	$(1,230,842)	$(175,238)

See Accompanying Notes to Consolidated Financial Statements

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, inclusive of non-controlling interest	$(1,452,135)	$(193,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	190	-
Gain on forgiveness of debt	-	(189,750)
Interest accrued and not paid or imputed	38,922	40,697
Share based payments	160,000	746
Shares issued for extension of credit terms	-	10,056
Shares issued for assignment of debt	-	17,597
Warrant fair value adjustment	-	(265)
Amortization of deferred loan costs	4,783	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	(10,590)	(104,399)
Accounts payable and accrued expenses	295,229	150,387
Accrued officers’ compensation	60,000	120,000
Total adjustments	548,534	45,069
Net Cash Used in Operating Activities	(903,601)	(148,097)
CASH USES IN INVESTING ACTIVITIES:
Purchase of equipment	(2,589)	-
Net Cash Used in Investing Activities	(2,589)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	53,000	-
Payment of loan costs related to short term loan	(3,000)	-
Net repayments of short-term loan	(53,000)	-
Proceeds from loans from related party	772,690	155,945
Proceeds from issuances of convertible promissory note, net of issuance discount	186,500	-
Net Cash Provided By Financing Activities	956,190	155,945

Effect of foreign exchange fluctuations on cash	(43,984)	(7,651)

NET INCREASE (DECREASE) IN CASH	6,016	197

CASH - Beginning of Year	726	529

CASH - End of Year	$6,742	$726

SUPPLEMENTAL INFORMATION:
Cash Paid During the Year for:
Interest	$17,849	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred dividends declared and accrued, but not paid	$-	$78,000
Value of warrants issued	$23,625	$-
Common stock issued for warrants and options	$-	$261
Common stock issued for accrued dividends	$-	$532,286
Common stock issued for accrued former officer’s salary	$-	$380,000
Value of common stock issued for acquisition	$-	$29,720
Waiver of officers’ accrued salaries	$-	$750,000
Officer’s waiver of accrued interest	$-	$24,750
Issuance of preferred stock for debt	$-	$50,000
Payables acquired in Seaniemac acquisition	$-	$197,952
Common stock issued for debt	$-	$500,000

See Accompanying Notes to Consolidated Financial Statements

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

Years Ended December 31, 2013 and 2012

	Preferred Stock				Common Stock		Additional	Accumulated Other	Non-
	Series	Series	Series	Series			Paid in	Comprehensive	controlling	Subscriptions	Accumulated
	A	B	C	D	Shares	Amount	Capital	Loss	Interest	Receivable	Deficit	Total

Balances at January 1, 2012	$2,294	$1,250	$1,829	$50	283,346	$283	$6,241,149	$-	$-	$-	$(9,311,853)	$(3,064,998)
										-	-
Stock issued for accrued dividends	-	-	-	-	251,385	251	532,035	-	-	-	-	532,286
Issuance of Series D Preferred	-	-	-	50	-	-	49,950	-	-	-	-	50,000
Waiver of accrued officer’s salary	-	-	-	-	-	-	750,000	-	-	-	-	750,000
Common stock issued for accrued former officer’s salary	-	-	-	-	100,554	101	379,899	-	-	-	-	380,000
Debt Forgiveness	-	-	-	-	-	-	24,750	-	-	-	-	24,750
Common stock issued for debt extension	-	-	-	-	201,108	201	9,855	-	-	-	-	10,056
Common stock issued for note assignments	-	-	-	-	351,939	352	17,245	-	-	-	-	17,597
Common stock issued for options and warrants	-	-	-	-	261,427	262	(262)	-	-	-	-	-
Common stock issued for debt	-	-	-	-	10,000,000	10,000	490,000	-	-	-	-	500,000
Common stock issued for Seaniemac Acquisition	-	-	-	-	29,719,952	29,720	(29,589)	-	-	(131)	-	-
Seaniemac pre-acquisition accumulated deficit	-	-	-	-	-	-	(197,952)	-	-	-	-	(197,952)
Share rounding on reverse split	-	-	-	-	634	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	746	-	-	-	-	746
Offset of available additional paid in capital against the deficit accumulated prior to acquisition of Seaniemac	-	-	-	-	-	-	(8,189,826)	-	-	-	8,189,826	-
Net loss	-	-	-	-	-	-	-	-	(23,284)	-	(169,882)	(193,166)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(7,651)	-	-	-	(7,651)
Preferred dividends	-	-	-	-	-	-	(78,000)	-	-	-	-	(78,000)
Balances at December 31, 2012	$2,294	$1,250	$1,829	$100	41,170,345	$41,170	$-	$(7,651)	$(23,284)	$(131)	$(1,291,909)	$(1,276,332)
									-	-	-
Value of warrants issued	-	-	-	-	-	-	23,625	-	-	-	-	23,625
Imputed interest on related party loan	-	-	-	-	-	-	21,452	-	-	-	-	21,452
Stock-based compensation	-	-	-	-	1,000,000	1,000	159,000	-	-	-	-	160,000
Net loss	-	-	-	-	-	-	-	-	(252,082)	-	(1,200,053)	(1,452,135)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(43,984)	-	-	-	(43,984)
Balances at December 31, 2013	$2,294	$1,250	$1,829	$100	42,170,345	$42,170	$204,077	$(51,635)	$(275,366)	$(131)	$(2,491,962)	$(2,567,374)

See Accompanying Notes to Consolidated Financial Statements

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business Description and Going Concern

A. Organization and Business Description

Seaniemac International, Ltd. and Subsidiaries (the “Company”) was incorporated in Nevada on November 17, 2003 under the name “GSA Publications, Inc.” (“GSA”). On February 10, 2006, the Company’s business predecessor, Compliance Systems Corporation, a corporation incorporated in Delaware on November 7, 2002, pursuant to a corporate reorganization of several closely related companies that had commenced operations in December 2001, was merged with and into GSA. Following the effective date of the merger, GSA changed its name to Compliance Systems Corporation.

In February 2010, one of our wholly-owned subsidiaries merged with Execuserve Corp. (“Execuserve”) pursuant to which the Company entered the business then operated by Execuserve. The business of Execuserve provided organizations, who are hiring employees, with tests and other evaluation tools and services to assess and compare job candidates.

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

The Company’s Board of Directors approved a change of its name to Seaniemac International, Ltd. effective August 16, 2013 in connection with its current business focus in the operation and expansion of its on-line gaming website Seaniemac.com. The name change was effected through the Company’s acquisition of a 70% interest in Seaniemac Limited in which the Company was the surviving entity as discussed below. In accordance with the Nevada Revised Statutes, the Company changed its name effective August 16, 2013. This action was approved by the company’s Board of Directors on June 16, 2013 and no consent of Company’s stockholders was required under Nevada law.

B. Acquisition

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

On October 30, 2012, the acquisition was consummated (the “Closing”). In addition, immediately following the Closing, the Company issued 10,000,000 post-split shares of its common stock in accordance with a court order, in exchange for the cancellation of $500,000 of our debt (“Debt Exchange Shares”). As a result of the acquisition and the issuance of our Debt Exchange Shares, RDRD held approximately 71% of the Company’s then-outstanding common stock.

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

Seaniemac, is an Irish company that was incorporated on December 11, 2011. Its corporate charter authorizes 100,000 shares of one class of stock. Seaniemac has issued 100 of those shares, 70 of which we acquired from RDRD in the acquisition. Seaniemac began generating revenue in May 2013 from its on-line gaming website that operates in the Irish market.

C. Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered continued losses from operations since its inception. At December 31, 2013, the Company had stockholders’ and working capital deficiencies of $2,567,374 and $2,589,860, respectively.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. The Company recently launched its on-line gaming website that targets the Irish market which began to generate revenues in May 2013. The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured.

Management intends to finance operating costs over the next 12 months with existing cash on hand, loans from stockholders and directors, and a possible private placement of our securities. No stockholder, director, or possible private placement participant has agreed to loan us any funds nor agreed to purchase any of our securities. The Company is currently in negotiations with a potential investor to purchase shares of our common stock. Although we can give no assurance that the transaction will close, the parties are working toward finalizing an agreement in the fiscal quarter ending December 31, 2014. If the transaction is consummated, we expect to use the proceeds from the sale of common stock to the investor to partially fund our operating costs. The Company continues to explore various financing alternatives, including debt and equity financings and strategic partnerships, as well as trying to generate additional revenue. However, at this time, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. Summary of Significant Accounting Policies

A. Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned inactive subsidiaries and its 70 percent owned subsidiary, Seaniemac Ltd. All inter-company balances and transactions have been eliminated in consolidation.

B. Foreign Currency

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

C. Use of Estimates

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

D. Concentration of Credit Risk

The Company keeps its cash accounts with two financial institutions, one of which is located in the United States and one of which is located in the United Kingdom. The balance maintained in the financial institution located in the United States is fully insured by the Federal Deposit Insurance Corporation.

E. Cash and Cash Equivalents

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

H. Revenue Recognition

Revenue is recognized upon the completion of the gaming event. Gross gaming revenue is the gross gaming yield (which is the difference between gaming wins and losses), and includes promotional betting (“Free Bets”), net of the revenue share portion due our third-party provider (see Note 11A). Free Bets are included in promotional allowances and are deducted from gross gaming revenue. All other costs are included in selling, general and administrative expenses. For the year ending December 31, 2013, gross gaming revenue is net of $70,350 of revenue share amounts due our third-party provider.

I. Advertising

All advertising costs are expensed as incurred. Advertising costs incurred for the production of a television or radio commercials are capitalized until the commercial airs, at which time such costs are expensed. Advertising costs incurred in 2013 and 2012 are $476,660 and $910, respectively.

J. Stock Based Compensation Arrangements

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

From time to time, our shares of common stock and warrants have been issued as payment to employees and non-employees for services. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued or services performed, which affects the amounts reported in our consolidated financial statements for certain of its assets and expenses.

K. Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 740 “Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has adopted the provisions of FASB ASC 740. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2013 and 2012, the Company had no material uncertain recognized tax positions.

The Company’s policy for recording interest and penalties is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2013 and 2012. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

L. Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period only in periods in which such effect is dilutive.

M. Subsequent Events

Management has evaluated subsequent events through the date of this filing.

N. Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2013	December 31, 2012

Cost of commercial production	$-	$18,501
Cost of website development and hosting	70,835	85,898
Prepaid consulting services	17,178	-
Miscellaneous receivables	26,976	-
Total	$114,989	$104,399

Costs incurred to produce a commercial to market Seaniemac’s website were expensed when the website became operational and the commercial aired in May 2013. The prepaid costs related to website development and hosting are the upfront charges for set up, delivery and hosting of its branded gaming website; amortization of these costs began in May 2013 and will be amortized over three years. The miscellaneous receivables pertain to foreign valued added taxes that have been paid by Seaniemac and are expected to be refunded.

4. Equipment, net

Equipment consists of the following:

	Estimated Useful Life	December 31, 2013	December 31, 2012

Computer equipment	5 years	$2,589	$-
Accumulated depreciation		(190)	-
Equipment, net		$2,399	$-

Depreciation expense for equipment was $190 for the year ended December 31, 2013.

5. Deferred Loan Costs, Net

Deferred loan costs, net consists of the following:

	December 31, 2013	December 31, 2012

Deferred loan costs	$21,000	$-
Accumulated amortization	(913)	-
Deferred loan costs, net	$20,087	$-

The Company incurred deferred loan costs of $21,000 in connection with a Secured Convertible Promissory Note issued to Iliad Research and Trading, L.P. (“Iliad”) on December 2, 2013. These deferred loan costs are being amortized over the twenty-three month term of the note. In addition, the Company incurred $3,000 in loan costs in connection with the promissory note issued to Asher Enterprises, Inc. (“Asher”) on June 18, 2013. These costs were fully amortized during 2013 as the loan to Asher was prepaid in December 2013. Amortization of deferred loan costs totaled $4,783 in 2013.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2013	December 31, 2012

Accounts payable	$1,376,881	$1,081,654
Accrued expenses and other current liabilities	99,455	99,453

Total	$1,476,336	$1,181,107

Accounts payable includes $28,063 owed to Barry M. Brookstein (“Brookstein”) at December 31, 2013 and 2012. Brookstein is the Company’s chief executive officer and chief financial officer. Accounts payable also includes consulting fees of $316,510 and $172,468 at December 31, 2013 and 2012, respectively, of which $241,510 and $172,468 is payable to Seaniemac’s non-controlling shareholders at December 31, 2013 and 2012, respectively. $75,000 is payable to GE Park, LLC at December 31, 2013.

Consulting fees incurred for non-controlling shareholders were $220,078 and $163,293 during 2013 and 2012, respectively and $75,000 for GE Park, LLC during 2013.

7. Accrued Officer’s Compensation

In 2013, the company accrued compensation for Brookstein in the amount of $60,000. This amount remains unpaid as of December 31, 2013.

8. Short-Term and Demand Notes Payable

Short-term and demand notes payable consist of the following:

	December 31, 2013	December 31, 2012

John Koehler	$30,000	$30,000

Total	$30,000	$30,000

On October 1, 2003, the predecessor to Execuserve Corp. (“Execuserve”) issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor. Upon completion of the merger of Execuserve and the Company pursuant to an agreement and plan of merger dated as of February 5, 2010, the balance of the amount Execuserve owed Koehler was $37,000. Although the Company agreed to pay the balance in monthly installments of $1,000, the Company is in default as it has not made a payment since September 2010. The balance due to Koehler at both December 31, 2013 and 2012 totaled $30,000.

On June 18, 2013, the Company issued a $53,000 convertible promissory note to Asher Enterprises, Inc. (“Asher”). The note bore interest at 8% per annum and was to mature on March 20, 2014. Interest was to be paid upon the note’s maturity. The Company prepaid the Asher note on December 10, 2013 and incurred a 30% prepayment penalty. Interest expense for 2013, inclusive the prepayment penalty of $15,900, was $17,828.

9. Loans Payable and Accrued Interest – related parties

Notes and loans payable – related parties consist of the following:

	December 31, 2013	December 31, 2012
Loan payable and accrued interest - GE Park, LLC (A)	$95,845	$-
Loans payable - Brookstein (B)	14,202	14,202
Loans payable and accrued interest - RDRD II Holding, LLC(C)	847,967	156,148
Total notes and loans payable	$958,014	$170,350

We have specified the following person and entities as related parties with ending balances as of December 31, 2013 and December 31, 2012:

RDRD, a shareholder of the company, Barry Brookstein, our Chief Executive Officer and Chief Financial Officer and GE Park, LLC an affiliate of the non-controlling interest holder in Seaniemac minority shareholder.

A Loan Payable – GE Park, LLC

On October 22, 2013, GE Park, LLC loaned the Company $95,000 to be used for working capital. The loan bears interest at 4% per annum and is due on demand. Interest expense for 2013 and accrued interest at December 31, 2013 totaled $845.

B. Loans Payable - Brookstein

At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At December 31, 2013 and 2012, loans payable to Brookstein totaled $14,202.

C. Loans Payable – RDRD II Holding, LLC

During 2012 and 2013, RDRD II Holding, LLC, a Delaware limited liability company and substantial shareholder of the Company (“RDRD”) loaned monies to the Company and its subsidiary Seaniemac for working capital purposes. The loans to the Company aggregating $247,834 do not bear interest and are due on demand. The loans to Seaniemac aggregating $584,307 bear interest at 4% per annum. At December 31, 2013, loans payable were $832,141 and accrued interest totaled $15,826.

The Company imputed interest of $21,452 on amount loaned to the Company by RDRD through December 31, 2013 at an assumed rate of 8 % per annum.

Interest expense to related parties totaled $35,858 and $1,284 in 2013 and 2012, respectively.

10. Convertible Promissory Note

Convertible promissory note consists of the following:

	December 31, 2013	December 31, 2012

Secured convertible Promissory note - Iliad	$227,500	$-
Accrued interest payable - Iliad	1,469	-
Total	$228,969	$-
Current maturities of long-term debt before loan discount	228,969	-
Less:
OID of $20,000, net of amortization of $870	(19,130)	-
Loan discount for warrants issued of $23,625, net of amortization of $1,027	(22,598)	-
Current maturities of long-term debt	$187,241	$-

On December 2, 2013 (“Issuance Date”) the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Iliad Research and Trading, L.P. (“Iliad”). Pursuant to the Purchase Agreement, the Company issued to Iliad a Secured Convertible Promissory Note (the “Note”) in the original principal amount of $667,500 (the “Purchase Price”) which Note bears interest at 8% per annum and is compounded daily. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is 23 months from Issuance Date of the Note (the “Maturity Date”). Net cash expected will be $607,500, net of original issue discount of $60,000.

The initial cash purchase price of $202,500 (which amount is net of the pro-rata portion of original issue discount of $20,000 and certain transactional expenses of $5,000) was paid on the issuance date and (ii) the balance of $400,000 shall be paid no later than the Maturity Date, as evidenced by four separate $100,000 promissory notes issued by Iliad to the Company.

Beginning six months after the Issuance Date and continuing for each installment date thereafter, the Company is required to make monthly principal payments under the Note of $37,083, plus any accrued and unpaid interest as of the installment date. Any installment payment may be either cash or shares of Common Stock, at the election of the Registrant.

The Company also issued Iliad five years warrants to purchase 2,019,231 shares of the Company’s common stock on December 2, 2013. These options were valued at $23,625 using the Black-Scholes option pricing model with the following values: risk free interest rate of 1.5%, volatility of 26.01538% and strike price of $0.12. The warrant value is being amortized to interest expense over the 23 month term of the loan.

At any time after 180 days from the Issuance Date, the Note is convertible into shares of the Company’s common stock, at the option of the Note holder, at a conversion price of $0.12 per share, subject to adjustment downward under certain circumstances defined in the Note. At December 31, 2013, the Company has reserved 16.67 million shares of authorized but unissued common stock in accordance with the terms of the Note. The Company has agreed to reserve these shares until all of the Company’s obligations under the Note are paid and performed in full and the warrants are exercised in full or otherwise expired. The Company may prepay part or all of the Note at any time, provided that any prepayment is subject to a 25% penalty on the amount prepaid.

The Note is subject to various default provisions, including as a result of a failure to make an installment payment by the due date, a failure to deliver shares when required under the Note, or a breach of covenants in the Note and Purchase Agreement, among others. Upon an event of default, the Note accrues interest at the default rate of 1.83% per month (or 22% per annum), compounding daily. The Company is in default on this loan as of June 2, 2014 as a result of failing to make the required installment payments, as well as a result of the Company’s failure to timely file its annual reports with the SEC. Accordingly, the total principal due Iliad of $227,500 is classified as a current liability.

11. Commitments:

A. Marketing Agreements

On March 13, 2012, Seaniemac entered into a marketing agreement with Jenningsbet Ltd (“JB”), an Isle of Man company. JB was to be responsible for developing and operating the Company’s gaming site. The Company was charged an initial set-up fee of GBP 35,000 that covered the first year of operations. Seaniemac paid a 50% up front deposit that was originally recorded as prepaid expense. Seaniemac determined that Boylesports Group (“Boylesports”), another third party white-label online gaming website provider, had a more robust website with a greater level of functionality and customer support. Accordingly, the JB agreement was terminated. The GBP 17,500 (USD 22,502) prepaid by Seaniemac was expensed in 2013 upon termination of the agreement.

On January 13, 2013, Seaniemac entered into a three year White Label Services Agreement with Boylesports. Boylesports was paid 65,000 Euros to set up, deliver and host the branded website. In addition, Boylesports will receive a portion of the gross gaming revenue (GGR) generated from the seaniemac.com website. GGR is gross turnover, minus gross win, leaving gross gaming yield and subtracting from that amount tax and any payments to software providers. Seaniemac is entitled to 70% of GGR up to 50,000 Euros, 75% of GGR from 50,000 Euros to 250,000 Euros, 80% of GGR from 250,000 Euros to 1,000,000 Euros, and 85% of GGR in excess of 1,000,000 Euros. Minimum guaranteed payments to Boylesports during the first year of the agreement of 7,500 Euros during months four through six, 10,000 Euros during months seven through twelve and 15,000 Euros in years two and three. There were no minimum guaranteed payments during the first three months of the contract. During 2013, payments to Boylesports totaled $119,096, of which $70,350 was commission due pursuant to the GGR share agreement and $48,746 was primarily attributable to customer service and processing fees.

The Company is dependent upon Boylesports for website hosting and maintenance of back-office operations. While either party may terminate the White Label Services Agreement (“Services Agreement”) upon 60 days’ notice, a termination by Boylesports could materially impact the Company’s financial condition, as the ability to timely identify a comparable service provider at similar terms may not be possible.

B. Consulting Agreements

On April 10, 2013, the Company entered into a Consulting Agreement with Mirador for an initial six month term that was not renewed. Mirador attempted to locate and identify private and/or public companies for potential merger with or acquisition by the Company in addition to providing shareholder and public relation services. In exchange for these services, the Company issued Mirador one million shares of Company unregistered common stock valued at $160,000 or $0.16 per share on the date of the agreement. This amount was expensed to selling, general and administrative expenses in 2013.

12. Capital Transactions:

A. Issuance of Deferred Salary Warrants –

Brookstein had been deferring all or a portion of his salary since January 1, 2009.

Effective January 1, 2012, Brookstein agreed to continue deferring his full salary through June 30, 2012. The amount of such deferred salaries for the year ended December 31, 2012 totaled $120,000. As compensation, the Company granted to Brookstein deferred salary warrants to purchase 12,067 post-split shares (each a “2012 Deferred Salary Warrant Share”) of Company Common Stock at $0.994 per 2012 Deferred Salary Warrant Share for a term of five years.

On July 1, 2012, all of the issued and outstanding deferred salary warrants were exchanged for shares of the Company’s common stock in contemplation of the Exchange Agreement.

B. Issuance of Dividend Accrual Warrants – Series B Senior Subordinated Convertible Voting Preferred Stock (the “Series B Preferred Stock”)

The Company failed to pay dividends on the 1.25 million outstanding shares of its Series B Preferred Stock through June 30, 2012. Dividends on the Series B Preferred Stock may only be paid out of funds legally available for such purpose. Under Nevada law, generally, a corporation’s distribution to stockholders may only be made if, after giving effect to such distribution, (i) the corporation would be able to pay its debts as they become due in the usual course of action and (ii) the corporation’s total assets equal or exceed the sum of the corporation’s liabilities plus the amount that would be needed, if the corporation was to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to those receiving the distribution.

All of the outstanding shares of Series B Preferred Stock were held by Brookstein and Spirits Management, Inc. (“Spirits”), a company wholly-owned by Brookstein. Although the Company had been unable to pay the Series B Preferred Stock dividends when due, the dividends had been accrued until such time as the monthly dividends could lawfully be paid under Nevada law. Effective July 1, 2012, in contemplation of the Exchange Agreement, no further dividends were accrued on the Series B Preferred Stock.

The Company deferred dividends totaled $75,000 for the year ended December 31, 2012, $30,000 due to Brookstein, and $45,000 due to Spirits. To compensate Brookstein and Spirits for the failure to pay dividends when due, the Company agreed to grant five-year warrants (each, a “Dividend Accrual Warrant”) to purchase shares (each, a “Dividend Accrual Warrant Share”) of Company Common Stock to such holders at $0.994 per Dividend Accrual Warrant Share at a rate of .1 Dividend Accrual Warrants for every $1 of dividend accrued prior to 2012. The Company issued Dividend Accrual Warrants totaling 3,000,000 to Brookstein and 4,500,000 to Spirits for the year ended December 31, 2012.

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

C. Issuance of Dividend Accrual Warrants - Series D Senior Convertible Voting Redeemable Preferred Stock (“Series D Preferred Stock”) –

The Company failed to pay dividends on the 50,000 outstanding shares of its Series D Preferred Stock through June 30, 2012. As with the Series B Preferred Stock discussed above, dividends may only be paid out of funds legally available for such purpose.

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

D. Issuance of Deferred Interest Payment Warrants –

In 2012, the Company continued to fail to pay interest on the promissory notes that were previously issued to Brookstein, Ponzio and Nascap (the “Note Holders”). To compensate the Note Holders for the failure to pay interest on their promissory notes through June 30, 2012, the Company granted to such Note Holders warrants (each, a “Deferred Interest Payment Warrant”) to purchase shares of Common Stock at the rate of .1 Deferred Interest Payment Warrants for every $1 of interest not paid. For the year ended December 31, 2012, 5,883 Deferred Interest Payment Warrants were issued and have terms substantially identical to the Deferred Salary Warrants and Dividend Accrual Warrants.

As discussed above, on July 1, 2012, the Note Holders waived all accrued interest owed to them. On July 1, 2012, all of the issued and outstanding deferred Interest Payment Warrants were exchanged for shares of the Company’s Common Stock in contemplation of the Exchange Agreement.

E. Warrant Exchange Agreements –

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

F. Issuance of Series D Preferred Stock –

In July 2012, the Company issued 50,000 shares of Series D Preferred Stock to Mr. Brookstein in full satisfaction of the 18% Senior Subordinated Secured Promissory Note, dated June 24, 2009, in the principal amount of $50,000.

G. Detachable Warrants – Secured Convertible Promissory Notes -

In connection with the secured convertible promissory note, the Company issued to Iliad five separate 5-year common stock purchase warrants designated as Warrants #1 through #5 to purchase collectively shares of Company’s common stock equal to $333,750 divided by the Market Price of each share of common stock, as defined in each Note. The exercise price for each warrant share is $0.12 per share. The number of shares issuable is computed as follows: The warrant price per the warrant divided by the market price, which is 65% of the three lowest closing prices over the twenty day period prior to the date the option becomes exercisable. Only Warrant #1 is issued and exercisable as of December 31, 2013.

At December 31, 2013, the Company has reserved 16.67 million shares of authorized but unissued common stock in accordance with the terms of the Note. The Company has agreed to reserve these shares until all of the Company’s obligations under the Note are paid and performed in full and the warrants are exercised in full or otherwise expired.

H. Common Stock Issuances in Q3 2012 -

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

I. Common Stock Issuances in Q4 2012 –

On October 30, 2012, the Company issued 7,000,000 post-split shares of Common Stock to the five entities unrelated to the Company in satisfaction of notes pursuant to a Final Declaratory Judgment issued June 28, 2012.

On October 30, 2012, the Company issued 3,000,000 post-split shares of Common Stock to Summit Trading Ltd. (“Summit”) in satisfaction of a note pursuant to a Final Declaratory Judgment issued June 28, 2012.

On October 30, 2012, the acquisition of Seaniemac was consummated and the Company issued to RDRD 29,719,952 post-split shares of Common Stock.

H. Common Stock Issuances in Q3 2013 –

On July 27, 2013, the Company issued 1,000,000 shares of its unregistered common stock to Mirador valued at $0.16 per share in exchange for their performing certain financial related consulting services for six months during 2013.

13. Income Taxes

The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the 2008 through 2013 tax years. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The Company is no longer subject to the United States federal and state income tax examinations by tax authorities for the years ending before 2009 due to expired statues of limitations.

The income of Seaniemac is subject to income taxes based upon the laws of Ireland.

The Company did not accrue income taxes for the years ended December 31, 2013 and 2012 as the Company incurred taxable losses. Net operating losses (“NOLs”) during 2013 totaled $1,417,121 of which $826,710 and $590,411 related to losses incurred in Ireland and the United States, respectively. The deferred tax asset attributable to those losses totaled $339,503 and was computed using the maximum tax rates of 12.5% and 40% in Ireland and the United States, respectively.

NOLs may be utilized under certain conditions as a deduction against future income to offset against future taxes. Internal Revenue Code (“IRC”) Section 382 and the regulations promulgated under IRC Section 382 limit the utilization of NOLs due to ownership changes. Since there was a change of control in October 2012, utilization of the Company’s NOLs will be subject to severe limitations in future periods, which has an effect of eliminating the future tax benefits of the NOLs. Accordingly, the Company has provided a valuation allowance against the total of the net deferred assets due to the uncertainty of future realization.

14. Stock Options

On July 1, 2012, the Company issued 10,055 post-split shares of the Company’s Common Stock in exchange for all 10,000,000 outstanding options. At December 31, 2013, there are no outstanding stock option awards.

15. Subsequent Events

A. Note Issuances

On April 1, 2014, the Company issued to LG Capital Funding, LLC (“LG”) a one-year convertible redeemable note in the amount of $40,000. The Company incurred deferred loan cost of $5,800. After 180 days, LG has the option to convert any portion of the note into shares of the Company’s common stock. Interest on unpaid principal, at 10% per annum, is payable in the Company’s common stock.

On April 4, 2014, the Company issued to WHC Capital, LLC (“WHC”) a one-year convertible promissory note in the amount of $32,000. The Company incurred deferred loan cost of $5,000. Principal and interest at 12% per annum is due and payable at maturity. WHC has the option to convert any portion of the note into shares of the Company’s common stock at any time during the note’s term.

On May 29, 2014 the Company issued a demand note to GE Park, LLC in the amount of $47,600. Interest of 4% per annum on any unpaid principal is payable on demand.

On May 29, 2014 the Company issued a demand note to Summit in the amount of $8,500. Interest of 4% per annum on any unpaid principal is payable on demand.

On August 15, 2014, the Company issued a one-year convertible note to Summit in the amount of $59,835, for payments made on behalf of the Company. Interest of 10% per annum on any unpaid balance is due at maturity. At any time prior to maturity, the note is convertible into Company common stock. The conversion price will be computed by dividing the principal outstanding plus unpaid accrued interest by the average volume weighted average price of the Company’s common stock over the seven days prior to conversion and then multiplying the result by 80%.

B. Capital Transactions

On February 7, 2014, the Company’s board of directors approved the following transactions for the issuance of 1,250,000 shares of its common stock:

1.	An individual acquired 400,000 shares of restricted common stock at the purchase price of $0.075 per share.

2.	The board accepted the assignment of a third party Advisory Agreement from Summit and issued 100,000 shares of the Company’s restricted common stock as total and complete consideration for the advisor provided services to Summit on behalf of the Company. These shares were valued at $0.09 share, the closing stock price on February 7, 2014.

3.	The Board approved the issuance of 750,000 shares of Company common stock to two key Seaniemac employees. The total value of these shares of $52,500 was expensed as compensation in February 2014.

On March 17, 2014, the Company entered into a one year Consulting and Representation Agreement with Corporate Ads, LLC in exchange for 650,000 shares of Company common stock plus $10,000. The shares were valued at $35,750 based upon the closing price of the Company’s stock on March 17, 2014 of $0.055 per share.

On March 13, 2014, the Company entered into a Settlement Agreement and Stipulation with IBC Funds, LLC (“IBC”), an unrelated third party. Pursuant to this agreement, IBC acquired $100,885 of Company liabilities from certain creditors. On March 31, 2014, IBC received 310,000 shares; 290,000 shares represented a settlement fee in accordance with Section 3(a)(10) of the Securities Act and were valued at $0.06 per share, the March 13, 2014 closing price. An additional 6,403,900 shares were issued to IBC in full settlement of the acquired Company liabilities.

On May 13, 2014, the Company entered into a second Settlement Agreement and Stipulation with IBC whereby IBC agreed to acquire $50,000 of Company liabilities from certain creditors. 4,336,200 shares were issued to IBC in full settlement of the acquired liabilities.

On July 17, 2014, the Company entered into a third Settlement Agreement and Stipulation with IBC whereby IBC agreed to acquire $100,000 of Company liabilities from certain creditors. To date, 4,400,000 shares were issued to IBC to settle $35,300 of the total acquired liabilities.

C. Default on Iliad Note

On October 1, 2014 Iliad presented the Company with an Event of Default Redemption Notice and is electing to redeem the full outstanding balance of the Note. Note 10 outlines the penalties and additional interest incurred by the Company due to the default.

