Form 10-Q
period 2014-03-31
Seaniemac International, Ltd.
filed 2014-11-26
CIK 1206133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

N/A
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 24, 2014 there are 74,721,445 shares of common stock, $0.001 par value, outstanding.

2

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on October 10, 2014, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

3

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$9,040	$6,742
Prepaid expenses and other current assets	162,012	114,989
Total Current Assets	171,052	121,731

Equipment, net	2,207	2,399

Deferred loan costs, net	17,348	20,087

Total Assets	$190,607	$144,217

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Convertible promissory note and accrued interest, net	$208,833	$187,241
Short-term and demand notes payable	30,000	30,000
Accounts payable and accrued expenses	1,901,891	1,476,336
Loans payable and accrued interest - related parties	994,210	958,014
Accrued officer’s compensation	67,500	60,000
Derivative liabilities	155,467	-

Total Current Liabilities	3,357,901	2,711,591

Total Liabilities	3,357,901	2,711,591

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Series D: 100,000 shares authorized, 100,000 shares issued and outstanding, respectively	100	100
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 43,130,345 and 42,170,345 shares issued and outstanding, respectively	43,130	42,170
Additional paid-in capital	261,945	204,077
Subscriptions receivable	(131)	(131)
Accumulated other comprehensive loss	(53,653)	(51,635)
Accumulated deficit	(3,066,645)	(2,491,962)
Corporate Stockholders’ Deficit	(2,809,881)	(2,292,008)
Non-controlling Interest	(357,413)	(275,366)
Total Stockholders’ Deficit	(3,167,294)	(2,567,374)

Total Liabilities and Stockholders’ Deficit	$190,607	$144,217

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Gross gaming revenue	$96,913	$-

Promotional allowances	61,166	-

Net gaming revenue	35,747	-

Operating Expenses
Selling, general and administrative expenses	575,837	139,609

Operating Loss	(540,090)	(139,609)
Other Income (Expense)
Interest expense (including amortization of loan costs)	(71,161)	(1,241)
Loss on change in fair value of derivative liabilities	(45,726)	-
Realized foreign exchange gain (loss)	247	(1,792)

Net Loss	(656,730)	(142,642)

Loss Attributable to Non-controlling Interest	82,047	24,311

Net Loss Attributable to Common Shareholders	$(574,683)	$(118,331)

Basic and Diluted Per Common Share Data:
Net Loss - Basic	$(0.01)	$(0.00)
Net Loss - Diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding -
Basic and Diluted	42,378,123	41,170,345

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net loss	$(656,730)	$(142,642)
Other comprehensive loss, net of tax:
Foreign currency translation (loss) income	(283)	11,447
Comprehensive loss	(657,013)	(131,195)
Comprehensive loss attributable to non-controlling interest	(82,047)	(24,311)
Comprehensive loss attributable to common shareholders	$(574,966)	$(106,884)

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(656,730)	$(142,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	192	-
Interest/penalty accrued and not paid or imputed	16,583	1,241
Non-cash interest	34,741	-
Share-based payments	80,806	-
Loss on change in fair value of derivative liabilities	45,726	-
Amortization of debt discount and OID attributable to convertible debt	17,104	-
Amortization of deferred loan costs	2,739	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,179)	3,295
Accounts payable and accrued expenses	324,559	(8,390)
Accrued officers’ compensation	7,500	-
Total adjustments	526,771	(3,854)
Net Cash Used in Operating Activities	(129,959)	(146,496)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans from related parties	29,275	138,638
Proceeds from issuance of convertible debt	75,000	-
Proceeds from issuance of common stock	30,000	-
Net Cash Provided By Financing Activities	134,275	138,638

Effect of foreign exchange fluctuations on cash	(2,018)	11,447

NET INCREASE IN CASH	2,298	3,589

CASH - Beginning of Period	6,742	726

CASH - End of Period	$9,040	$4,315

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in settlement of payables	$504	$-
Common stock issued for prepaid consulting services	$35,750	$-

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2014

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

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on October 10, 2014.

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

3. Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception. At March 31, 2014, the Company had working capital and stockholders’ deficit of $3,186,849 and $3,167,294, respectively.

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

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. Significant Accounting Policies Applicable to Interim Financial Statements

A. Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries which are inactive and its 70% owned subsidiary, Seaniemac. All inter-company balances and transactions have been eliminated in consolidation.

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

G. Stock Based Compensation Arrangements

The Company has accounted for stock-based compensation arrangements in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 10”). This guidance addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as well as share grants and other awards issued to employees and non-employees under free-standing arrangements. These awards are recorded at costs that are measured at fair value on the awards’ grant dates, based on the estimated number of awards that are expected to vest and will result in charges to operations.

From time to time, our shares of common stock and warrants have been issued as payment to employees and non-employees for services. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in our condensed consolidated financial statements for certain of its assets and expenses.

H. Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2014 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

I. Recently Issued Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on the results of operations, financial condition or cash flow.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	(Unaudited)
	March 31, 2014	December 31, 2013

Cost of website development and hosting	$63,310	$70,835
Prepaid consulting services	62,184	17,178
Miscellaneous receivables	36,518	26,976
Total	$162,012	$114,989

Amortization of website development and hosting totaled $7,451 for the three months ended March 31, 2014. The prepaid costs related to website development and hosting are the upfront charges for set up, delivery and hosting of Seaniemac’s branded gaming website; amortization of these costs began in May 2013 and will be amortized over three years. The miscellaneous receivables pertain to foreign valued added taxes that have been paid by Seaniemac and are expected to be refunded.

On March 17, 2014, the Company entered into a one year Consulting and Representation Agreement with Corporate Ads, LLC in exchange for 650,000 shares of the Company plus $10,000. The shares were valued at $35,750 based upon the closing price of the Company’s stock on March 17, 2014 of $0.055 per share. The total amount of $45,750 was included in prepaid consulting expenses and is being amortized over the one-year term. Amortization of $1,906 was recorded for the three months ended March 31, 2014.

6. Equipment, Net

Equipment consists of the following:

	Estimated Useful Life	(Unaudited) March 31, 2014	December 31, 2013

Computer equipment	5 years	$2,589	$2,589
Accumulated depreciation		(382)	(190)
Equipment, net		$2,207	$2,399

Depreciation expense for equipment was $192 and $0 for the three months ended March 31, 2014 and 2013, respectively.

7. Deferred Loan Costs, Net

Deferred loan costs, net consists of the following:

	(Unaudited)
	March 31, 2014	December 31, 2013

Deferred loan costs	$21,000	$21,000
Accumulated amortization	(3,652)	(913)
Deferred loan costs, net	$17,348	$20,087

The Company incurred deferred loan costs of $21,000 in connection with a Secured Convertible Promissory Note issued to Iliad Research and Trading, L.P. (“Iliad”) on December 2, 2013. These deferred loan costs are being amortized over the twenty-three month term of the note. Amortization of deferred loan costs totaled $2,739 during the three months ended March 31, 2014.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	(Unaudited)
	March 31, 2014	December 31, 2013

Accounts payable	$1,710,936	$1,376,881
Accrued expenses and other current liabilities	190,955	99,455

Total	$1,901,891	$1,476,336

Accounts payable includes $28,063 owed to Barry M. Brookstein (“Brookstein”) at March 31, 2014 and December 31, 2013. Brookstein is the Company’s chief executive officer and chief financial officer. Accounts payable also includes consulting fees of $381,540 and $316,510 at March 31, 2014 and December 31, 2013, respectively, of which $341,540 and $241,510 is payable to Seaniemac’s non-controlling shareholders at March 31, 2014 and December 31, 2013, respectively. $50,000 and 75,000 is payable to GE Park, LLC at March 31, 2014 and December 31, 2013, respectively.

Consulting fees incurred for non-controlling shareholders were $56,867 and $54,701 for the three months ended March 31, 2014 and 2013, respectively, and $50,000 and $0 for GE Park, LLC during the three months ended March 31, 2014 and 2013, respectively.

9. Accrued Officer’s Compensation

The Company accrued compensation for Brookstein in the amount of $67,500 and $60,000 during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively. These amounts remain unpaid as of March 31, 2014.

10. Short-Term and Demand Notes Payable

Short-term and demand notes payable consist of the following:

	(Unaudited)
	March 31, 2014	December 31, 2013

John Koehler	$30,000	$30,000

Total	$30,000	$30,000

On October 1, 2003, the predecessor to Execuserve Corp. (“Execuserve”) issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor. Upon completion of the merger of Execuserve and the Company pursuant to an agreement and plan of merger dated as of February 5, 2010, the balance of the amount Execuserve owed Koehler was $37,000. Although the Company agreed to pay the balance in monthly installments of $1,000, the Company is in default as it has not made a payment since September 2010. The balance due to Koehler at both March 31, 2014 and December 31, 2013 totaled $30,000.

11. Loans Payable and Accrued Interest – Related Parties

Loans payable and accrued interest to related parties consist of the following:

	(Unaudited)
	March 31, 2014	December 31, 2013
Loan payable and accrued interest - GE Park, LLC (A)	$96,795	$95,845
Loans payable - Brookstein (B)	14,202	14,202
Loans payable and accrued interest - RDRD II Holding, LLC(C)	883,213	847,967
Total notes and loans payable	$994,210	$958,014

The Company has specified the following person and entities as related parties with ending balances as of March 31, 2014 and December 31, 2013:

RDRD, a shareholder of the company, Barry Brookstein, our Chief Executive Officer and Chief Financial Officer and GE Park, LLC an affiliate of the non-controlling interest holder in Seaniemac minority shareholder.

A Loan Payable – GE Park, LLC

On October 22, 2013, GE Park, LLC loaned the Company $95,000 to be used for working capital purposes. The loan bears interest at 4% per annum and is due on demand. Interest expense for the three months ended March 31, 2014 and the year ended December 31, 2013 totaled $950 and $845, respectively. Accrued interest at March 31, 2014 and December 31, 2013 totaled $1,795 and $845, respectively.

B. Loans Payable – Brookstein

At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At March 31, 2014 and December 31, 2013, loans payable to Brookstein totaled $14,202.

C. Loans Payable – RDRD II Holding, LLC

During 2012 and 2013, RDRD II Holding, LLC, a Delaware limited liability company and substantial shareholder of the Company (“RDRD”) loaned monies to the Company and its subsidiary Seaniemac for working capital purposes. The loans to the Company aggregating $276,061 do not bear interest and are due on demand. The loans to Seaniemac aggregating $658,620 bear interest at 4% per annum. At March 31, 2014 and December 31, 2013, loans payable were $861,416 and $832,141, respectively, and accrued interest totaled $21,797 and $15,826, respectively.

The Company imputed interest of $5,174 and $21,452 on amount loaned to the Company by RDRD during the three months ended March 31, 2014 and year ended December 31, 2013, respectively, at an assumed rate of 8% per annum.

Interest expense to related parties totaled $12,089 and $1,241 for the three months ended March 31, 2014 and 2013, respectively.

12. Convertible Promissory Notes and Accrued Interest, Net

Convertible promissory notes consists of the following:

	(Unaudited)
	March 31, 2014	December 31, 2013
Iliad Note (1):
Secured convertible promissory note - Iliad	$227,500	$227,500
Accrued interest payable - Iliad	5,957	1,469
Total	$233,457	$228,969
Less:
OID of $20,000, net of amortization of $3,479 and $870 as of March 31, 2014 and December 31, 2013, respectively	(16,521)	(19,130
Loan discount for warrants issued of $23,625, net of amortization of $4,109 and $1,027 as of March 31, 2014 and December 31, 2013, respectively	(19,516)	(22,598
Secured convertible promissory note - Iliad	$197,420	$187,241

Redwood Note (2):
Secured convertible promissory note - Redwood	$75,000	$-
Loan discount of $75,000, net of amortization of $11,413 and $0 as of March 31, 2014 and December 31, 2013, respectively	(63,587)	-
Secured convertible promissory note - Redwood	$11,413	$-

Convertible promissory notes and accrued interest, net	$208,833	$187,241

1.Iliad Note.

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

The initial cash purchase price of $202,500 (which amount is net of the pro-rata portion of original issue discount of $20,000 and certain transactional expenses of $5,000) was received by the Company on the issuance date and (ii) the balance of $400,000 shall be received no later than the Maturity Date, as evidenced by four separate $100,000 promissory notes issued by Iliad to the Company.

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

2. Redwood Note.

On March 3, 2014, the Company entered into a Securities Purchase Agreement with Redwood Management, LLC. (“Redwood”), for the sale of a 10% convertible debenture in the principal amount of $75,000 (the “Note”). The financing closed on March 3, 2014. The total net proceeds the Company received from this Offering was $75,000.

The Note bears interest at the rate of 10% guaranteed interest regardless of how long the debenture is outstanding. All interest and principal must be repaid on September 3, 2014. The debenture is convertible into common stock, at Redwood’s option, at a 50% discount to the lowest trading price of the common stock during the 20 trading day period prior to conversion.

The Company has identified the embedded derivatives related to the above described debenture. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the inception of the Redwood debenture, the Company determined the aggregate fair value of $109,741 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 184.71%, (3) weighted average risk-free interest rate of 0.08%, (4) expected life of 0.50 years, and (5) estimated fair value of the Company’s common stock of $0.065 per share.

The determined fair value of the debt derivatives of $109,741 was charged as a debt discount up to the net proceeds of the note with the remainder of $34,741 charged to current period operations as non-cash interest expense.

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2014 was $11,413 which was accounted for as interest expense.

13. DERIVATIVE LIABILITIES

As described in Note 12, the Company issued a debenture which is are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

At March 31, 2014, the Company marked to market the fair value of the debt derivatives and determined a fair value of $155,467. The Company recorded a loss from change in fair value of debt derivatives of $45,726 for the three months ended March 31, 2014. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 205.99%, (3) weighted average risk-free interest rate of 0.07%, (4) expected life of 0.43 years, and (5) estimated fair value of the Company’s common stock of $0.06 per share.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

14. Commitments and Contingencies

A. Marketing Agreements

On January 30, 2013, Seaniemac entered into a three year White Label Services Agreement with Boylesports. Boylesports will be paid approximately 65,000 Euros to set up, deliver and host the branded website. In addition, Boylesports will receive a portion of the gross gaming revenue (GGR) generated from the seanimac.com website. GGR is gross turnover, minus gross win, leaving gross gaming yield and subtracting from that amount tax and any payments to software providers. Seaniemac is entitled to 70% of GGR up to 50,000 Euros, 75% of GGR from 50,000 Euros to 250,000 Euros, 80% of GGR from 250,000 Euros to 1,000,000 Euros, and 85% of GGR in excess of 1,000,000 Euros. Minimum guaranteed payments to Boylesports during the first year of the agreement of 7,500 Euros during months four through six, 10,000 Euros during months seven through twelve and 15,000 Euros in years two and three. There were no minimum guaranteed payments during the first three months of the contract. During the three months ended March 31, 2014, payments to Boylesports totaled $87,019, of which $51,625 was commission due pursuant to the GGR share agreement and $35,394 was primarily attributable to customer service and processing fees.

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

B. Consulting Agreements

On April 10, 2013, the Company entered into a Consulting Agreement with Mirador for an initial six month term that may be renewed for successive six month terms. Mirador will use its best effort to locate and identify private and/or public companies for potential merger with or acquisition by the Company in addition to providing shareholder and public relation services. In exchange for these services, the Company issued Mirador one million shares of Company unregistered common stock valued at $160,000 or $0.16 per share on the date of the agreement. This amount was included in prepaid expenses and was amortized over the six month term of the agreement during 2013.

On March 17, 2014, the Company entered into a one-year Consulting and Representation Agreement with Corporate Ads, LLC in exchange for 650,000 shares of Company common stock plus $10,000. The shares were valued at $35,750 based upon the closing price of the stock on March 17, 2014 of $0.055 per share. The total amount of $45,750 was included in prepaid expenses and is being amortized over the one-year term. During the three months ended March 31, 2014, $1,906 was expensed.

C. Settlement Agreements

On March 13, 2014, the Company entered into a Settlement Agreement and Stipulation with IBC Funds, LLC (“IBC”), an unrelated third party. Pursuant to this agreement, IBC acquired $100,885 of Company liabilities from certain creditors. IBC agreed to accept 290,000 shares as a settlement fee in accordance with Section 3(a)(10) of the Securities Act that were valued at $0.06 per share, the March 13, 2014 closing price.

D. Litigation

On August 14, 2014, the Company agreed to the entry of an Order Instituting Cease and Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934 (“Agreed Order”), with the SEC. The agreement with the SEC was subsequently modified on September 17, 2014 and is pending final approval from the SEC. Pursuant to the Agreed Order, the Company acknowledged that it was delinquent in its filing requirements in that it had failed to file its annual report on Form 10-K for the year ended December 31, 2013, its quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and an 8-K filing. Moreover, the Company has agreed to pay civil penalties in the total amount of $50,000 as a result of these delinquent filings. The Company is diligently working towards completing and filing its delinquent reports.

We are not presently a party to any material litigation, nor to the knowledge of management, is any litigation threatened against us that may materially affect us.

15. Capital Stock Transactions

On July 27, 2013, the Company issued 1,000,000 shares of its unregistered common stock to Mirador valued at $0.16 per share in exchange for their performing certain financial related consulting services for six months during 2013.

On February 7, 2014, the Company’s board of directors approved the following transactions for the issuance of 1,250,000 shares of its common stock that were not issued as of March 31, 2014:

1.	An individual acquired 400,000 shares of restricted common stock at the purchase price of $0.075 per share.

2.	The Board accepted the assignment of a third party Advisory Agreement from Summit and issued 100,000 shares of the Company’s restricted common stock as total and complete consideration for the advisor provided services to Summit on behalf of the Company. These shares were valued at $0.09 per share, the closing stock price on February 7, 2014 and expensed at that time.

3.	The Board approved the issuance of 750,000 shares of the Company’s restricted common stock to two key Seaniemac consultants at $0.07 per share. The total value of these shares of $52,500 was expensed as compensation in February 2014.

On March 17, 2014, the Company issued 650,000 shares of its unregistered common stock to Corporate Ads, LLC valued at $0.055 per share in exchange for performing consulting services for one year. See Note 5.

On March 21 2014, IBC received 310,000 shares; 290,000 shares represented a settlement fee in accordance with Section 3(a)(10) of the Securities Act and were valued at $0.06 per share, the March 13, 2014 closing price. Subsequent to March 31, 2014, an additional 6,403,900 shares were issued to IBC in full settlement of the acquired Company liabilities.

16. FAIR VALUE MEASUREMENTS

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

●	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

●	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

●	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable.

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	$–	$–	$–	$–
Derivative liabilities	$–	$–	$155,467	$155,467
Total	$–	$–	$155,467	$155,467

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the three months ended March 31, 2014.

Three months ended March 31, 2014:

Derivative Liabilities
Balance, December 31, 2013	$-

Transfers in (out) at mark-market value on date of payoff or conversion	-

Transfers in upon initial fair value of derivative liabilities	109,741

Loss from change in fair value of derivative liabilities	45,726

Balance, March 31, 2014	$155,467

Total loss for the three month period included in earnings relating to the liabilities held at March 31, 2014	$(45,726)

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible debenture.

Fluctuations in the Company’s stock price relative to the conversion prices are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased approximately 37% from December 31, 2013 to March 31, 2014. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in a higher fair value measurement.

17. Subsequent Events

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

On November 6, 2014, the Company issued a demand note to Summit in the amount of $10,000. Interest of 4% per annum on any unpaid principal is payable on demand.

B. Capital Transactions

An additional 6,403,900 shares were issued to IBC in full settlement of the acquired Company liabilities in accordance with the Settlement Agreement and Stipulation with IBC on March 13, 2014.

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

C. Default on Iliad Note

On October 1, 2014 Iliad presented the Company with an Event of Default Redemption Notice and is electing to redeem the full outstanding balance of the Note. Note 12 outlines the applicable penalties and additional interest due to the default. On October 29, 2014, the Company and Iliad entered into a forbearance agreement, pursuant to which Iliad agreed, subject to the terms of the forbearance agreement, to refrain and forbear, until December 10, 2014, from exercising and enforcing remedies against the Company with respect to the Note defaults, including the enforcement of the interest rate increase to 22% per annum.

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

In July 2012, our Board of Directors and the requisite number of our stockholders authorized a 1-for-994.488567392 reverse split (the “Reverse Split”) of our common stock and a corresponding amendment to our Articles of Incorporation. The Reverse Split was necessary in order to effectuate the Acquisition as contemplated in the Exchange Agreement. On October 3, 2012, we filed an amendment to our Articles of Incorporation and the Reverse Split became effective. The effect of the Reverse Split was to decrease the number of our shares of Common Stock issued and outstanding from 1,441,770,097 pre-Reverse Split shares to approximately 1,449,760 post-Reverse Split shares.

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

Since the launch of our Website in May 2013 through March 31, 2014, we had 10,027 new accounts opened and processed over 123,574 bets placed by our customers.

We have to date devoted significant financial resources to pay for the development of and launch of our online and mobile gaming operations, including expenditures of amounts during the period from December 11, 2011 (inception) through September 2012 an amount equal to $200,861. During the quarter ended March 31, 2014, we did not incur any advertising costs. For the quarter ended March 31, 2014, gross profit as a percentage of turnover, which represents the gross amount of money that our customers bet with us, was approximately 7.0%.

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

Our Outlook

We plan to continue to grow our business by strategically deploying our marketing resources and expanding the number of new sponsorship programs that will provide nationwide exposure of our brand. We exceeded our internal goal of tripling the amount of betting activities in the third quarter of 2013 versus the second quarter of 2013. We achieved approximate amounts staked of $1,748,178 (€1,398,573) during the three months ended March 31, 2014, compared to $0 during the three months ended March 31, 2013, representing a 100.0% increase. Turnover during the fiscal quarter ended March 31, 2014 was approximately $1,748,178 (€1,393,573). Our gross profit for the fiscal quarters ended March 31, 2014 and 2013 was approximately $122,295 (€97,836) and $0, respectively. We believe that we can continue to achieve this growth though the continuation of our marketing programs and a meaningful contribution from our affiliates.

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

Revenue

Gross gaming revenues (“GGRs”) during the three months ended March 31, 2014 and 2013 were $96,913 and $0, respectively. Due to the fact that our Website was not launched until May 2013, there were no GGRs during the three months ended March 31, 2013.

Operating Expenses

Operating expenses during the three months ended March 31, 2014 totaled $575,837, as compared to operating expenses of $139,609 for the comparable period in 2013. The increase in operating expenses reflects the fact that we launched our Website in May 2013.

Loss from Operations

Our loss from operations during the three months ended March 31, 2014 totaled $540,090, as compared to a net loss from operations of $139,609 for the comparable period in 2013. The increase in operating losses for the three months ended March 31, 2014 over the three months ended March 31, 2013 of $400,481 was primarily attributable to higher costs associated with the preparation and launch of our Website.

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

Amounts staked. Amounts staked is a non-GAAP financial measure that reflects the gross amount of online sportsbook betting activities during the period. We consider amounts staked to be an important measure for management to evaluate the performance of our business as it includes the gross amount of online sportsbook betting activities. Furthermore, we believe it is important to view gross revenues as a percentage of amounts staked to supplement our entire condensed consolidated statements of operations. When evaluating our performance, you should consider gross revenues as a percentage of amounts staked as a supplement to other financial performance measures, including net loss and our other U.S. GAAP results.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We had current assets at March 31, 2014, including cash of $9,040 and prepaid expenses and other current assets of $162,012. We are reliant upon shareholder, affiliate and third-party loans to fund operations. We have not realized positive operating cash flow. As a result, our current cash position is not sufficient to fund our anticipated cash requirements over the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $129,959 during the three months ended March 31, 2014. The cash used in operating activities is primarily attributable to the significant increase in our operating expenses as noted above in connection with the launch and maintenance of our Website.

Net cash provided by financing activities during the three months ended March 31, 2014 was $134,275, which was the result of loans received from related party and issuance of convertible debt and sale of our common stock.

In order to launch and operate the Website, we estimated it would require working capital of approximately $600,000, 50% of which was to have been used for Website development and operations, 33% for marketing expenses and 17% for general and administrative expenses. As of March 31, 2014, working capital in the amount of $485,000 was utilized in connection with the May 2013 launch and operation of the Website. In 2013, RDRD, a related party, lent us €483,000 (approximately $643,000) in order to fund our 2013 working capital requirements. While RDRD may continue to lend us funds for our working capital needs, we have not entered into any agreements with RDRD for any future loans. In the event we are unable to borrow funds needed for our business, or we are unable to repay our current obligations when due, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of Seaniemac’s operations which represent our sole business which would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

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

In connection with the secured convertible promissory note, the Company issued to Iliad five separate 5-year common stock purchase warrants designated as Warrants #1 through #5 to purchase collectively shares of Company’s common stock equal to $113,750 divided by the Market Price of each share of common stock, as defined in each Note. The exercise price for each warrant share is $0.12 per share. The number of shares issuable of 2,019,231 is computed as follows: The warrant price per the warrant agreement divided by the market price, which is 65% of the three lowest closing prices over the twenty day period prior to the date the option becomes exercisable. Only Warrant #1 is issued and exercisable as of March 31, 2014. These options were valued at $23,625 using the Black-Scholes option pricing model with the following values: risk free interest rate of 1.5%, volatility of 26.01538% and strike price of $0.12. The warrant value is being amortized to interest expense over the 23 month term of the loan.

At any time after 180 days from the Issuance Date, the Note is convertible into shares of the Company’s common stock, at the option of the Note holder, at a conversion price of $0.12 per share, subject to adjustment downward under certain circumstances defined in the Note. At March 31, 2014, the Company has reserved 16.67 million shares of authorized but unissued common stock in accordance with the terms of the Note. The Company has agreed to reserve these shares until all of the Company’s obligations under the Note are paid and performed in full and the warrants are exercised in full or otherwise expired. The Company may prepay part or all of the Note at any time, provided that any prepayment is subject to a 25% penalty on the amount prepaid.

The Note is subject to various default provisions, including as a result of a failure to make an installment payment by the due date, a failure to deliver shares when required under the Note, or a breach of covenants in the Note and Purchase Agreement, among others. Upon an event of default, the Note accrues interest at the default rate of 1.83% per month (or 22% per annum), compounding daily. The Company was in default on this loan as of June 2, 2014 as a result of failing to make the required installment payments, as well as a result of the Company’s failure to timely file its annual reports with the SEC. Accordingly, the total due Iliad of $227,500 is classified as a current liability. On October 1, 2014, Iliad presented the Company with an Event of Default Redemption Notice and indicated that it was electing to redeem the full outstanding balance of the Note. On October 29, 2014, the Company and Iliad entered into a forbearance agreement, pursuant to which Iliad agreed, subject to the terms of the forbearance agreement, to refrain and forbear, until December 10, 2014, from exercising and enforcing remedies against the Company with respect to the Note defaults, including the enforcement of the interest rate increase to 22% per annum.

On March 3, 2014, the Company entered into a Securities Purchase Agreement with Redwood Management, LLC. (“Redwood”), for the sale of a 10% convertible debenture in the principal amount of $75,000 (the “Note”). The financing closed on March 3, 2014. The total net proceeds the Company received from this Offering was $75,000.

The Note bears interest at the rate of 10% guaranteed interest regardless of how long the debenture is outstanding. All interest and principal must be repaid on September 3, 2014. The debenture is convertible into common stock, at Redwood’s option, at a 50% discount to the lowest trading price of the common stock during the 20 trading day period prior to conversion.

The Company has identified the embedded derivatives related to the above described debenture. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the inception of the Redwood debenture, the Company determined the aggregate fair value of $109,741 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 184.71%, (3) weighted average risk-free interest rate of 0.08%, (4) expected life of 0.50 years, and (5) estimated fair value of the Company’s common stock of $0.065 per share.

The determined fair value of the debt derivatives of $109,741 was charged as a debt discount up to the net proceeds of the note with the remainder of $34,741 charged to current period operations as non-cash interest expense.

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2014 was $11,413 which was accounted for as interest expense.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continued losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.

The Company’s primary need for cash during the next twelve months is to fund payments of operating costs. At March 31, 2014, we had continued losses from operations since inception, and had stockholders’ and working capital deficiencies of $3,186,849 and $3,167,294, respectively. We believe we will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain our operations until we can achieve profitability and positive cash flows, if ever.

Our former auditor, Baker Tilly Virchow Krause, LLP (“Baker Tilly”) issued a “going concern” qualification in its report for the year ended December 31, 2013. A “going concern” qualification may make it more difficult for us to raise funds when needed. The current economic environment is impacting our ability to obtain any needed financing. No assurance can be given that financing will be available when needed or, if available, such financing will be on terms beneficial to us. On October 14, 2014, our board of directors accepted Baker Tilly’s resignation. On October 16, 2014, our board of directors approved the engagement of RBSM LLP (“RBSM”) as our independent registered public accounting firm.

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

Related Party Transactions

At March 31, 2014 and March 31, 2013, we had outstanding net advances and loans from related parties of $1,257,853 and $342,818, respectively. During the fiscal quarters ended March 31, 2014 and 2013, we accrued interest on these advances and loans in the amount of $21,797 and $2,846, respectively.

Consulting fees incurred for GE Park, LLC were $50,000 and $0 during the three months ended March 31, 2014 and 2013.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Critical Accounting Policies

Our unaudited condensed consolidated financial statements and related public information are based on the application of U.S. GAAP. Our significant accounting policies are summarized in Note 4 to our unaudited condensed consolidated financial statements. While all of these significant accounting policies impact our financial condition and the results of our operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our condensed consolidated financial statements. Our critical accounting policies are discussed below.

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

Revenue Recognition

Revenue is recognized upon the completion of the related gaming event. Gross gaming revenue is the gross gaming yield (which is the difference between gaming wins and losses), and includes promotional betting (“Free Bets”), net of the revenue share portion due our third-party provider (see Note 4 to our condensed consolidated unaudited financial statements included herein). Free Bets are included in promotional allowances and are deducted from gross gaming revenue. All other costs are included in selling, general and administrative expenses. For the three months ended March 31, 2014, no revenue share amounts were due to our third-party provider.

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

From time to time, our shares of common stock and warrants have been issued as payment to employees and non-employees for services. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in our condensed consolidated financial statements for certain of its assets and expenses.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2014 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, who is also our Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not presently a party to any material litigation, nor to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations. For a discussion of these risks, please refer to the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2013. In connection with its preparation of this quarterly report on Form 10-Q, management has reviewed and considered these risk factors and has determined that there have been no material changes to our risk factors since the date of filing the annual report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(a) On October 29, 2014, the Company and Iliad entered into a forbearance agreement, pursuant to which Iliad agreed, subject to the terms of the forbearance agreement, to refrain and forbear, until December 10, 2014, from exercising and enforcing remedies against the Company with respect to the Note defaults, including the enforcement of the interest rate increase to 22% per annum.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since the filing of our annual report on Form 10-K for the year ended December 31, 2013.

Item 6. Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1*	Forbearance Agreement dated as of October 29, 2014 by and between the Company and Iliad Research and Trading, L.P.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith.
**	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 25, 2014	Seaniemac International, Ltd.

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

