Form 10-Q
period 2014-06-30
Seaniemac International, Ltd.
filed 2014-12-12
CIK 1206133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 10, 2014 there are 74,721,445 shares of common stock, $0.001 par value, outstanding.

2

FORWARD-LOOKING STATEMENTS

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

3

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$8,499	$6,742
Prepaid expenses and other current assets	207,921	114,989
Total Current Assets	216,420	121,731

Equipment, net	2,000	2,399

Deferred loan costs, net	22,767	20,087

Total Assets	$241,187	$144,217

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Convertible promissory notes and accrued interest, net	$104,908	$187,241
Notes payable and accrued interest	38,530	30,000
Accounts payable and accrued expenses	1,847,646	1,476,336
Loans payable and accrued interest - related parties	1,146,218	958,014
Accrued officer’s compensation	75,000	60,000
Debt derivative liabilities	386,334	-
Warrant derivative liability	359,014	-
Total Current Liabilities	3,957,650	2,711,591

Total Liabilities	3,957,650	2,711,591

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Seaniemac International Ltd. Stockholders’ Deficit
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Series D: 100,000 shares authorized, 100,000 shares issued and outstanding, respectively	100	100
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 52,716,545 and 42,170,345 shares issued and outstanding, respectively	52,716	42,170
Additional paid-in capital	-	204,077
Subscriptions receivable	(131)	(131)
Accumulated other comprehensive loss	(45,814)	(51,635)
Accumulated deficit	(3,319,098)	(2,491,962)
Total Seaniemac International Ltd. Stockholders’ Deficit	(3,306,854)	(2,292,008)
Non-controlling Interest	(409,609)	(275,366)
Total Stockholders’ Deficit	(3,716,463)	(2,567,374)

Total Liabilities and Stockholders’ Deficit	$241,187	$144,217

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Gross gaming revenue	$91,433	$18,880	$188,346	$18,880

Promotional allowances	54,317	17,034	115,483	17,034

Net gaming revenue	37,116	1,846	72,863	1,846

Operating Expenses:
Selling, general and administrative expenses	382,460	341,531	958,297	481,140

Operating Loss	(345,344)	(339,685)	(885,434)	(479,294)

Other Income (Expense):
Gain on change in fair value of derivative liabilities	550,862	-	505,136	-
Interest expense (including amortization of loan costs)	(393,347)	(2,529)	(464,508)	(3,770)
Realized foreign exchange gain (loss)	804	10	1,051	(1,782)

Net Loss	(187,025)	(342,204)	(843,755)	(484,846)

Loss Attributable to Non-controlling Interest	52,197	65,591	134,244	89,902

Net Loss Attributable to Common Shareholders	$(134,828)	$(276,613)	$(709,511)	$(394,944)

Basic and Diluted Per Share Data:
Net Loss - Basic	$(0.00)	$(0.01)	$(0.02)	$(0.01)
Net Loss - Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Shares Outstanding -
Basic and Diluted	46,498,325	41,170,345	44,418,998	40,170,345

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(187,025)	$(342,204)	$(843,755)	$(484,846)
Other comprehensive loss, net of tax:
Foreign currency translation (loss) income	7,839	(4,582)	5,821	6,865
Comprehensive loss	(179,186)	(346,786)	(837,934)	(477,981)
Comprehensive (loss) income attributable to non-controlling interest	52,197	65,591	134,244	89,902
Comprehensive loss attributable to common shareholders	$(126,989)	$(281,195)	$(703,690)	$(388,079)

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, inclusive of non-controlling interest	$(843,755)	$(484,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	399	-
Interest/penalty accrued and not paid or imputed	40,887	3,543
Share based payments	89,328	71,112
Non-cash interest	310,946	-
Change in fair value of debt derivative liabilities	(274,112)	-
Change in fair value of warrant liability	(231,024)	-
Amortization of debt discount and OID attributable to convertible notes	104,387	-
Amortization of deferred loan costs	8,120	167
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(67,609)	22,698
Accounts payable and accrued expenses	494,758	1,956
Accrued officers’ compensation	15,000	-
Total adjustments	491,080	99,476
Net Cash Used in Operating Activities	(352,675)	(385,370)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term note payable	8,500	53,000
Proceeds from issuance of convertible notes	147,000	-
Payment of loan costs	(10,800)	(3,000)
Proceeds from loans from related parties	173,911	353,017
Proceeds from issuance of common stock	30,000	-
Net Cash Provided By Financing Activities	348,611	403,017

Effect of foreign exchange fluctuations on cash	5,821	6,865

NET INCREASE IN CASH	1,757	24,512

CASH - Beginning of Period	6,742	726

CASH - End of Period	$8,499	$25,238

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in settlement of payables	$123,448	$-
Common stock issued for services	$35,750	$160,000
Debt derivative liability at inception	$660,446	$-
Warrant derivative liability at inception	$590,038	$-

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014

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

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on October 10, 2014.

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

3. Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception. At June 30, 2014, the Company had working capital and stockholders’ deficit of $3,741,230 and $3,716,463, respectively.

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

H. Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2014 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

I. Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. The Company currently has no cash equivalents which would consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased.

J. Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates. Included in these estimates are assumptions about collection of accounts and notes receivable, useful life of fixed assets, and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate

K. Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 “Earnings per Share”. Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified-treasury stock method).

L. Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities.”

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument.”

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying Common Stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying Common Stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

M. Deferred Financing Costs

Costs incurred with obtaining and executing debt arrangements are capitalized and amortized over the term of the related debt using the effective interest method.

N. Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

O. Recently Issued Accounting Pronouncements

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	(Unaudited)
	June 30, 2014	December 31, 2013

Cost of website development and hosting	$55,425	$70,835
Prepaid consulting services	116,567	17,178
Miscellaneous receivables	35,929	26,976
Total	$207,921	$114,989

Amortization of website development and hosting totaled $7,428 and $14,855 for the three and six months ended June 30, 2014, respectively, $3,537 and $3,527 three and six months ended June 30, 2013. The prepaid costs related to website development and hosting are the upfront charges for set up, delivery and hosting of Seaniemac’s branded gaming website; amortization of these costs began in May 2013 and will be amortized over three years. The miscellaneous receivables pertain to foreign valued added taxes that have been paid by Seaniemac and are expected to be refunded.

On March 17, 2014, the Company entered into a one year Consulting and Representation Agreement with Corporate Ads, LLC in exchange for 650,000 shares of the Company plus $10,000. The shares were valued at $35,750 based upon the closing price of the Company’s stock on March 17, 2014 of $0.055 per share. The total amount of $45,750 was included in prepaid consulting expenses and is being amortized over the one-year term. Amortization of $11,439 and $13,345 was recorded for the three and six months ended June 30, 2014, respectively.

6. Equipment, Net

Equipment consists of the following:

	Estimated Useful Life	(Unaudited) June 30, 2014	December 31, 2013

Computer equipment	5 years	$2,589	$2,589
Accumulated depreciation		(589)	(190)
Equipment, net		$2,000	$2,399

Depreciation expense for equipment was $207 and $0 for the three months ended June 30, 2014 and 2013, respectively and $399 and $0 for the six months ending June 30, 2014, respectively.

7. Deferred Loan Costs, Net

Deferred loan costs, net consists of the following:

	(Unaudited)
	June 30, 2014	December 31, 2013

Deferred loan costs	$31,800	$21,000
Accumulated amortization	(9,033)	(913)
Deferred loan costs, net	$22,767	$20,087

The Company incurred deferred loan costs of $21,000 in connection with a Secured Convertible Promissory Note issued to Iliad Research and Trading, L.P. (“Iliad”) on December 2, 2013. These deferred loan costs are being amortized over the twenty-three month term of the note. Amortization of deferred loan costs totaled $2,739 and $5,478 during the three and six months ended June 30, 2014, respectively

The Company incurred deferred loan costs of $5,800 in connection with the issuance of a 10% convertible note issued to LG Capital Funding, LLC (“LG Capital”) on April 1, 2014. These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $1,450 during the three and six months ended June 30, 2014.

Additional deferred loan costs of $5,000 were incurred in connection with the issuance of a 12% convertible note issued to WHC Capital, LLC (“WHC Capital”) on April 4, 2104. These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $1,192 during the three and six months ended June 30, 2014.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	(Unaudited)
	June 30, 2014	December 31, 2013

Accounts payable	$1,748,193	$1,376,881
Accrued expenses and other current liabilities	99,453	99,455

Total	$1,847,646	$1,476,336

Accounts payable includes $28,063 owed to Barry M. Brookstein (“Brookstein”) at June 30, 2014 and December 31, 2013. Brookstein is the Company’s chief executive officer and chief financial officer. Accounts payable also includes consulting fees of $282,386 and $241,510 payable to Seaniemac’s non-controlling shareholders at June 30, 2014 and December 31, 2013, respectively. $0 and $75,000 is payable to GE Park, LLC at June 30, 2014 and December 31, 2013, respectively.

Consulting fees incurred for non-controlling shareholders were $57,074 and $54,204 for the three months ended June 30, 2014 and 2013, respectively, and $113,970 and $108,280 for the six months ended June 30, 2014 and 2013. Consulting fees of $50,000 and $0 were incurred for GE Park, LLC during the three months ended June 30, 2014 and 2013, respectively.

9. Accrued Officer’s Compensation

The Company accrued compensation for Brookstein in the amount of $7,500 and $15,000 during the three and six months ended June 30, 2014. At June 30, 2014 and December 31, 2013, the unpaid balance was $75,000 and $60,000, respectively.

10. Notes Payable and Accrued Interest

Notes payable and accrued interest consist of the following:

	(Unaudited)
	June 30, 2014	December 31, 2013

Notes payable and accrued interest -Summit Trading Ltd.	$8,530	$-
Notes payable - John Koehler	30,000	30,000

Total	$38,530	$30,000

On October 1, 2003, the predecessor to Execuserve Corp. (“Execuserve”) issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor. Upon completion of the merger of Execuserve and the Company pursuant to an agreement and plan of merger dated as of February 5, 2010, the balance of the amount Execuserve owed Koehler was $37,000. Although the Company agreed to pay the balance in monthly installments of $1,000, the Company is in default as it has not made a payment since September 2010. The balance due to Koehler at both June 30, 2014 and December 31, 2013 totaled $30,000.

On May 29, 2014, the Company issued a demand note to Summit Trading Ltd. (‘Summit”) in the amount of $8,500. Interest of 4% per annum on any unpaid principal is payable on demand. Interest expense was $30 for the three and six months ended June 30, 2014.

11. Loans Payable and Accrued Interest – Related Parties

Loans payable and accrued interest to related parties consist of the following:

	(Unaudited)
	June 30, 2014	December 31, 2013
Loan payable and accrued interest - GE Park, LLC (A)	$231,128	$95,845
Loans payable - Brookstein (B)	14,202	14,202
Loans payable and accrued interest - RDRD II Holding, LLC(C)	900,888	847,967
Total	$1,146,218	$958,014

The Company has specified the following person and entities as related parties with ending balances as of June 30, 2014 and December 31, 2013:

RDRD, a shareholder of the company, Barry Brookstein, our Chief Executive Officer and Chief Financial Officer and GE Park, LLC an affiliate of the non-controlling interest holder in Seaniemac minority shareholder.

A. Loan Payable – GE Park, LLC

GE Park, LLC loaned the Company $227,600 to be used for working capital purposes. The loans bear interest at 4% per annum and are due on demand. Interest expense for the three and six months ended June 30, 2014 totaled $1,734 and $2,683, respectively. Accrued interest at June 30, 2014 and December 31, 2013 totaled $3,528 and $845, respectively.

B. Loans Payable – Brookstein

At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At June 30, 2014 and December 31, 2013, loans payable to Brookstein totaled $14,202.

C. Loans Payable – RDRD II Holding, LLC

RDRD II Holding, LLC, a Delaware limited liability company and substantial shareholder of the Company (“RDRD”) loaned monies to the Company and its subsidiary Seaniemac for working capital purposes. The loans to the Company aggregating $292,650 do not bear interest and are due on demand. The loans to Seaniemac aggregating $580,801 bear interest at 4% per annum. At June 30, 2014 and December 31, 2013, loans payable were $873,451 and $832,141, respectively, and accrued interest totaled $27,437 and $15,826, respectively.

The Company imputed interest of $5,610 and $10,874 on amount loaned to the Company by RDRD during the three and six months ended June 30, 2014, respectively, at an assumed rate of 8% per annum.

Interest expense to related parties totaled $13,078 and $25,167 for the three and six months ended June 30, 2014, respectively.

12. Convertible Promissory Notes and Accrued Interest, Net

Convertible promissory notes consists of the following:

	(Unaudited)
	June 30, 2014	December 31, 2013
Iliad Note (1):
Secured convertible promissory note - Iliad	$227,500	$227,500
Accrued interest payable - Iliad	13,025	1,469
Total	240,525	228,969
Less:
OID of $20,000, net of amortization of $5,217 and $870 as of June 30, 2014 and December 31, 2013, respectively	(13,911)	(19,130)
Loan discount of $202,500, net of amortization of $9,549 and $1,027 as of June 30, 2014 and December 31, 2013, respectively	(191,924)	(22,598)
Secured convertible promissory note - Iliad	$34,690	$187,241

Redwood Note (2):
Secured convertible promissory note - Redwood	$75,000	$-
Accrued interest payable - Redwood	2,322	-
Total	77,322	-
Loan discount of $75,000, net of amortization of $48,505 and $0 as of June 30, 2014 and December 31, 2013, respectively	(26,495)	-
Secured convertible promissory note - Redwood	$50,827	$-

LG Capital Funding, LLC (3):
10% convertible redeemable note - LG Capital	$40,000	$-
Accrued interest payable - LG Capital	986	-
Total	40,986	-
Loan discount of $40,000, net of amortization of $9,863 and $0 as of June 30, 2014 and December 31, 2013, respectively	(30,137)	-
10% convertible redeemable note - LG Capital	$10,849	$-

WHC Capital, LLC (4):
10% convertible redeemable note - WHC Capital	$32,000	$-
Accrued interest payable - WHC Capital	915	-
Total	32,915	-
Loan discount of $32,000, net of amortization of $7,627 and $0 as of June 30, 2014 and December 31, 2013, respectively	(24,373)	-
10% convertible redeemable note - WHC Capital	$8,542	$-

Convertible promissory notes and accrued interest, net	$104,908	$187,241

1. Iliad Note

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

The Company also issued Iliad five years warrants to purchase 2,019,231 shares of the Company’s common stock on December 2, 2013. These options were valued at $23,625 using the Black-Scholes option pricing model with the following values: risk free interest rate of 1.5%, volatility of 26.01538% and strike price of $0.12 and was amortized to interest expense during the six months ended June 30, 2014.

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

On June 3, 2014 (180 days from Issuance Date), the Company determined the aggregate fair value of $443,169 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 224.54%, (3) weighted average risk-free interest rate of 0.41%, (4) expected life of 1.42 years, and (5) estimated fair value of the Company’s common stock of $0.0394 per share.

The determined fair value of the debt derivatives of $443,169 was charged as a debt discount up to the net proceeds of the note with the remainder of $240,669 charged to current period operations as non-cash interest expense.

The amortization of debt discount for the three and six months ended June 30, 2014 was $6,466 and $9,549, respectively, which was accounted for as interest expense.

2. Redwood Note

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

The amortization of debt discount for the three and six months ended June 30, 2014 was $37,092 and $48,505 which was accounted for as interest expense, respectively.

3. LG Capital Note

On April 1, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC. (“LG Capital”), for the sale of a 10% convertible note in the principal amount of $40,000 (the “Note”). The financing closed on April 1, 2014. The total net proceeds the Company received from this Offering was $40,000.

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on April 1, 2015. The debenture is convertible into common stock, at LG Capital’s option, at a 58% discount to the average two lowest trading prices of the common stock during the 20 trading day period prior to conversion.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the inception of the LG Capital note, the Company determined the aggregate fair value of $51,263 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 205.52%, (3) weighted average risk-free interest rate of 0.13%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.0471 per share.

The determined fair value of the debt derivatives of $51,263 was charged as a debt discount up to the net proceeds of the note with the remainder of $11,263 charged to current period operations as non-cash interest expense.

The amortization of debt discount for the three and six months ended June 30, 2014 was $9,863 which was accounted for as interest expense.

4. WHC Capital Note

On April 4, 2014, the Company entered into a Securities Purchase Agreement with WHC Capital, LLC. (“WHC Capital”), for the sale of a 12% convertible note in the principal amount of $32,000 (the “Note”). The financing closed on April 4, 2014. The total net proceeds the Company received from this Offering was $32,000.

The Note bears interest at the rate of 12% per annum. All interest and principal must be repaid on April 4, 2015. The debenture is convertible into common stock, at WHC Capital’s option, at a 58% discount to the lowest trading price of the common stock during the 10 trading day period prior to conversion.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the inception of the WHC Capital note, the Company determined the aggregate fair value of $56,273 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 205.08%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.06 per share.

The determined fair value of the debt derivatives of $56,273 was charged as a debt discount up to the net proceeds of the note with the remainder of $24,273 charged to current period operations as non-cash interest expense.

The amortization of debt discount for the three and six months ended June 30, 2014 was $7,627 which was accounted for as interest expense.

13. Derivative Liabilities

Debt derivatives

As described in Note 12, in 2013 and 2014 the Company issued convertible notes which are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

At June 30, 2014, the Company marked to market the fair value of the debt derivatives and determined a fair value of $386,334. The Company recorded a gain from change in fair value of debt derivatives of $319,838 and $274,112 for the three and six months ended June 30, 2014. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 235.48%, (3) weighted average risk-free interest rate of 0.04% to 0.11%, (4) expected life of 0.18 to 1.34 years, and (5) estimated fair value of the Company’s common stock of $0.021 per share.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Warrant liability

As described in Note 12, the Company issued warrants in conjunction with the issuance with certain convertible notes. These warrants contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability at the date of the effectiveness of the reset provisions. Subsequent to the initial effectiveness date, the Company is required to adjust to fair value the warrant as an adjustment to current period operations.

The Company estimated the fair value at date of effectiveness of the warrants issued in connection with the issuance of the convertible promissory notes to be $590,038 using the Binomial Lattice formula assuming no dividends, a risk-free interest rate of 1.65%, expected volatility of 224.54%, and expected warrant life of 4.50 years. Since the warrants have reset provisions, pursuant to ASC 815-40, the Company has reclassified from equity the fair value of the warrants of $590,038 as a warrant liability. Until conversion and expiration of the warrants, changes in fair value were recorded as non-operating, non-cash income or expense at each reporting date.

At June 30, 2014, the Company marked to market the fair value of the warrant liability and determined a fair value of $359,014. The Company recorded a gain from change in fair value of debt derivatives of $231,024 for the three and six months ended June 30, 2014. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 235.48%, (3) weighted average risk-free interest rate of 0.88%, (4) expected life of 4.43 years, and (5) estimated fair value of the Company’s common stock of $0.021 per share.

14. Commitments and Contingencies

A. Marketing Agreements

On January 30, 2013, Seaniemac entered into a three year White Label Services Agreement with Boylesports. Boylesports will be paid approximately 65,000 Euros to set up, deliver and host the branded website. In addition, Boylesports will receive a portion of the gross gaming revenue (GGR) generated from the seanimac.com website. GGR is gross turnover, minus gross win, leaving gross gaming yield and subtracting from that amount tax and any payments to software providers. Seaniemac is entitled to 70% of GGR up to 50,000 Euros, 75% of GGR from 50,000 Euros to 250,000 Euros, 80% of GGR from 250,000 Euros to 1,000,000 Euros, and 85% of GGR in excess of 1,000,000 Euros. Minimum guaranteed payments to Boylesports during the first year of the agreement of 7,500 Euros during months four through six, 10,000 Euros during months seven through twelve and 15,000 Euros in years two and three. There were no minimum guaranteed payments during the first three months of the contract. During the six months ended June 30, 2014, payments to Boylesports totaled $95,301, of which $51,194 was commission due pursuant to the GGR share agreement and $44,106 was primarily attributable to customer service and processing fees.

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

On March 17, 2014, the Company entered into a one-year Consulting and Representation Agreement with Corporate Ads, LLC in exchange for 650,000 shares of Company common stock plus $10,000. The shares were valued at $35,750 based upon the closing price of the stock on March 17, 2014 of $0.055 per share. The total amount of $45,750 was included in prepaid expenses and is being amortized over the one-year term. During the three and six months ended June 30, 2014, $11,438 and $13,345, respectively, was expensed.

C. Settlement Agreements

On March 13, 2014, the Company entered into a Settlement Agreement and Stipulation with IBC Funds, LLC (“IBC”), an unrelated third party. Pursuant to this agreement, IBC acquired $100,885 of Company liabilities from certain creditors. IBC agreed to accept 290,000 shares as a settlement fee in accordance with Section 3(a)(10) of the Securities Act that were valued at $0.06 per share, the March 13, 2014 closing price. The Company issued 4,020,000 shares during the six months ended June 30, 2014 to IBC in settlement of $27,940 of the acquired liabilities.

On May 13, 2014, the Company entered into a second Settlement Agreement and Stipulation with IBC whereby IBC agreed to acquire $50,000 of Company liabilities from certain creditors. 4,336,200 shares were issued during the six months ended June 30, 2014 to IBC in full settlement of the acquired liabilities.

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

On February 7, 2014, the Company’s board of directors approved the following transactions for the issuance of 1,250,000 shares of its common stock that were issued during the three months ended June 30, 2014:

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

On March 21, 2014, IBC received 310,000 shares; 290,000 shares represented a settlement fee in accordance with Section 3(a)(10) of the Securities Act and were valued at $0.06 per share, the March 13, 2014 closing price. During the second quarter of 2014, 4,000,000 shares were issued to IBC in settlement of $72,945 of the acquired Company liabilities.

On May 13, 2014, the Company entered into a second Settlement Agreement and Stipulation with IBC whereby IBC agreed to acquire $50,000 of Company liabilities from certain creditors. 4,336,200 shares were issued to IBC in full settlement of the acquired liabilities.

16. Fair Value Measurements.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of June 30, 2014:

	Level 1	Level 2	Level 3	Total
Warrant derivative liability	$–	$–	$359,014	$359,014
Debt derivative liabilities	$–	$–	$386,334	$386,334
Total	$–	$–	$748,348	$745,348

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liabilities) for the six months ended June 30, 2014.

Six months ended June 30, 2014:

	Debt Derivative Liabilities	Warrant Liability
Balance, December 31, 2013	$-	$-

Transfers in (out) from equity	-	590,038

Transfers in (out) at mark-market value on date of payoff or conversion	-	-

Transfers in upon initial fair value of derivative liabilities	660,446	-

Gain from change in fair value of derivative liabilities and warrant liability	(274,112)	(231,024)

Balance, June 30, 2014	$386,334	$359,014

Total gain for the six month period included in earnings relating to the liabilities held at June 30, 2014	$274,112	$231,024

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible debenture.

Fluctuations in the Company’s stock price relative to the conversion prices are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased approximately 78% from December 31, 2013 to June 30, 2014. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in a higher fair value measurement.

17. Subsequent Events

A. Note Issuances

On July 14, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC. (“LG Capital”), for the sale of two 8% convertible notes in the aggregate principal amount of $73,500 (the “Notes”). The financing closed on July 14, 2014 and the Company received from this Offering was $36,750. The Note bear interest at the rate of 8% per annum and must be repaid on July 14, 2015. The notes are convertible into common stock, at LG Capital’s option, at a 50% discount to the average two lowest trading prices of the common stock during the 20 trading day period prior to conversion.

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

On November 1, 2014, the Company issued a demand note to GE Park in the amount of $12,000. Interest of 4% per annum on any unpaid balance is payable on demand.

On November 6, 2014, the Company issued a demand note to Summit in the amount of $10,000. Interest of 4% per annum on any unpaid principal is payable on demand.

B. Capital Transactions

An additional 2,383,900 shares were issued to IBC in settlement of the balance of the acquired liabilities of $27,460 of acquired Company liabilities in accordance with the Settlement Agreement and Stipulation with IBC on March 13, 2014.

On July 17, 2014, the Company entered into a third Settlement Agreement and Stipulation with IBC whereby IBC agreed to acquire $100,000 of Company liabilities from certain creditors. To date, 19,621,000 shares were issued to IBC in full settlement of the total acquired liabilities.

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

Since the launch of our Website in May 2013 through June 30, 2014, we had 1,601 new accounts opened and processed over 32,880 bets placed by our customers.

We have to date devoted significant financial resources to pay for the development of and launch of our online and mobile gaming operations, including expenditures of amounts during the period from December 11, 2011 (inception) through September 2012 an amount equal to $200,861. During the quarter ended June 30, 2014, we incurred advertising costs in the amount of $105,144. For the quarter ended June 30, 2014, gross profit as a percentage of turnover, which represents the gross amount of money that our customers bet with us, was approximately 5.6%.

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

Our Outlook

We plan to continue to grow our business by strategically deploying our marketing resources and expanding the number of new sponsorship programs that will provide nationwide exposure of our brand. We achieved approximate amounts staked of $6,085,958 during the six months ended June 30, 2014, compared to $219,000 during the six months ended June 30, 2013. Turnover during the six months ended June 30, 2014 was approximately $6,085,958. Our gross profit for the six months ended June 30, 2014 and 2013 was approximately $72,863 and $1,846, respectively. We believe that we can continue to achieve this growth though the continuation of our marketing programs and a meaningful contribution from our affiliates.

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

Revenue

Gross gaming revenues (“GGRs”) during the three months ended June 30, 2014 and 2013 were $91,433 and $2,623,106, respectively. GGRs during the six months ended June 30, 2014 and 2013 were $188,346 and $6,085,958, respectively.

Operating Expenses

Operating expenses during the three months ended June 30, 2014 totaled $382,460, as compared to operating expenses of $341,531 for the comparable period in 2013. The increase in operating expenses reflects the fact that we launched our Website in May 2013. Operating expenses during the six months ended June 30, 2014 totaled $958,297, as compared to operating expenses of $481,140 for the comparable period in 2013. The increase in operating expenses reflects the fact that we launched our Website in May 2013.

Loss from Operations

Our loss from operations during the three months ended June 30, 2014 totaled $345,344, as compared to a net loss from operations of $339,685 for the comparable period in 2013. The increase in operating losses for the three months ended June 30, 2014 over the three months ended June 30, 2013 of $5,659 was primarily attributable to higher costs associated with the preparation and launch of our Website. Our loss from operations during the six months ended June 30, 2014 totaled $885,434, as compared to a net loss from operations of $479,294 for the comparable period in 2013. The increase in operating losses for the six months ended June 30, 2014 over the six months ended June 30, 2013 of $406,140 was primarily attributable to higher costs associated with the preparation and launch of our Website.

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

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We had current assets at June 30, 2014, including cash of $8,499 and prepaid expenses and other current assets of $207,921. We are reliant upon shareholder, affiliate and third-party loans to fund operations. We have not realized positive operating cash flow. As a result, our current cash position is not sufficient to fund our anticipated cash requirements over the next 12 months, including operations and capital expenditures.

Net cash used in operating activities was $352,675 during the six months ended June 30, 2014. The cash used in operating activities is primarily attributable to the significant increase in our operating expenses as noted above in connection with the launch and maintenance of our Website.

Net cash provided by financing activities during the six months ended June 30, 2014 was $348,611, which was the result of proceeds from the issuance of convertible notes, short-term and related party loans totaling $329,411, net of payment of loan costs of $10,800, and from the issuance of Company common stock in the amount of $30,000.

In order to launch and operate the Website, we estimated it would require working capital of approximately $600,000, 50% of which was to have been used for Website development and operations, 33% for marketing expenses and 17% for general and administrative expenses. As of June 30, 2014, working capital in the amount of approximately $100,000 was utilized in connection with the May 2013 launch and operation of the Website. In 2013, RDRD, a related party, lent us €483,000 (approximately $643,000) in order to fund our 2013 working capital requirements. While RDRD may continue to lend us funds for our working capital needs, we have not entered into any agreements with RDRD for any future loans. In the event we are unable to borrow funds needed for our business, or we are unable to repay our current obligations when due, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of Seaniemac’s operations which represent our sole business which would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

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

Beginning six months after the Issuance Date and continuing for each installment date thereafter, the Company is required to make monthly payments under the Note of $37,083.33 plus any accrued and unpaid interest as of the installment date. Any installment payment may be either cash or shares of Common Stock, at our election.

In connection with the secured convertible promissory note, the Company issued to Iliad five separate 5-year common stock purchase warrants designated as Warrants #1 through #5 to purchase collectively shares of Company’s common stock equal to $113,750 divided by the Market Price of each share of common stock, as defined in each Note. The exercise price for each warrant share is $0.12 per share. The number of shares issuable of 2,019,231 is computed as follows: The warrant price per the warrant agreement divided by the market price, which is 65% of the three lowest closing prices over the 20-day period prior to the date the option becomes exercisable. Only Warrant #1 is issued and exercisable as of June 30, 2014. These options were valued at $23,625 using the Black-Scholes option pricing model with the following values: risk free interest rate of 1.5%, volatility of 26.01538% and strike price of $0.12 and was amortized to interest expense during the six months ended June 30, 2014.

At any time after 180 days from the Issuance Date, the Note is convertible into shares of the Company’s common stock, at the option of the Note holder, at a conversion price of $0.12 per share, subject to adjustment downward under certain circumstances defined in the Note. At June 30, 2014, the Company has reserved 16.67 million shares of authorized but unissued common stock in accordance with the terms of the Note. The Company has agreed to reserve these shares until all of the Company’s obligations under the Note are paid and performed in full and the warrants are exercised in full or otherwise expired. The Company may prepay part or all of the Note at any time, provided that any prepayment is subject to a 25% penalty on the amount prepaid.

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

On June 3, 2014 (180 days from Issuance Date), the Company determined the aggregate fair value of $443,169 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 224.54%, (3) weighted average risk-free interest rate of 0.41%, (4) expected life of 1.42 years, and (5) estimated fair value of the Company’s common stock of $0.0394 per share.

The determined fair value of the debt derivatives of $443,169 was charged as a debt discount up to the net proceeds of the note with the remainder of $240,669 charged to current period operations as non-cash interest expense. The amortization of debt discount for the three and six months ended June 30, 2014 was $6,466 and $9,549, respectively, which was accounted for as interest expense.

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

The amortization of debt discount for the six months ended June 30, 2014 was $104,387, which was accounted for as interest expense.

On April 4, 2014, the Company entered into a Securities Purchase Agreement with WHC Capital, LLC. (“WHC Capital”), for the sale of a 12% convertible note in the principal amount of $32,000 (the “Note”). The financing closed on April 4, 2014. The total net proceeds the Company received from this Offering was $32,000.

The Note bears interest at the rate of 12% per annum. All interest and principal must be repaid on April 4, 2015. The debenture is convertible into common stock, at WHC Capital’s option, at a 58% discount to the lowest trading price of the common stock during the 10 trading day period prior to conversion.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the inception of the WHC Capital note, the Company determined the aggregate fair value of $56,273 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 205.08%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.06 per share.

The determined fair value of the debt derivatives of $56,273 was charged as a debt discount up to the net proceeds of the note with the remainder of $24,273 charged to current period operations as non-cash interest expense.

The amortization of debt discount for the three and six months ended June 30, 2014 was $7,627 which was accounted for as interest expense.

On April 1, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC. (“LG Capital”), for the sale of a 10% convertible note in the principal amount of $40,000 (the “Note”). The financing closed on April 1, 2014. The total net proceeds the Company received from this Offering was $40,000.

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on April 1, 2015. The debenture is convertible into common stock, at LG Capital’s option, at a 58% discount to the average two lowest trading prices of the common stock during the 20 trading day period prior to conversion.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the inception of the LG Capital note, the Company determined the aggregate fair value of $51,263 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 205.52%, (3) weighted average risk-free interest rate of 0.13%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.0471 per share.

The determined fair value of the debt derivatives of $51,263 was charged as a debt discount up to the net proceeds of the note with the remainder of $11,263 charged to current period operations as non-cash interest expense.

The amortization of debt discount for the three and six months ended June 30, 2014 was $9,863 which was accounted for as interest expense.

Going Concern

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continued losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.

The Company’s primary need for cash during the next 12 months is to fund payments of operating costs. At June 30, 2014, we had continued losses from operations since inception, and had stockholders’ and working capital deficiencies of $3,716,463 and $3,741,230, respectively. We believe we will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain our operations until we can achieve profitability and positive cash flows, if ever.

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

Related Party Transactions

At June 30, 2014 and June 30, 2013, we had outstanding net advances and loans from related parties of $1,115,253 and $521,670, respectively. During the six months ended June 30, 2014 and 2013, we accrued interest on these advances and loans in the amount of $25,167 and $3,404, respectively.

Consulting fees incurred for GE Park, LLC were $50,000 and $0 during the six months ended June 30, 2014 and 2013.

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

Revenue Recognition

Revenue is recognized upon the completion of the related gaming event. Gross gaming revenue is the gross gaming yield (which is the difference between gaming wins and losses), and includes promotional betting (“Free Bets”), net of the revenue share portion due our third-party provider (see Note 4 to our condensed consolidated unaudited financial statements included herein). Free Bets are included in promotional allowances and are deducted from gross gaming revenue. All other costs are included in selling, general and administrative expenses. For the six months ended June 30, 2014, no revenue share amounts were due to our third-party provider.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2014 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, who is also our Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2014.

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

Date: December 12, 2014	Seaniemac International, Ltd.

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

