Form 10-Q
period 2014-09-30
Seaniemac International, Ltd.
filed 2014-12-31
CIK 1206133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 30, 2014, there are 74,721,445 shares of common stock, $0.001 par value, outstanding.

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

3

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,417	$6,742
Prepaid expenses and other current assets	178,053	114,989
Total Current Assets	180,470	121,731

Equipment, net	1,685	2,399

Deferred loan costs, net	21,905	20,087

Total Assets	$204,060	$144,217

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Convertible promissory notes and accrued interest, net	$228,975	$187,241
Notes payable and accrued interest	56,675	30,000
Accounts payable and accrued expenses	1,765,686	1,476,336
Loans payable and accrued interest - related parties	1,204,126	958,014
Accrued officer’s compensation	82,500	60,000
Debt derivative liabilities	690,351	-
Warrant derivative liability	513,162	-
Total Current Liabilities	4,541,475	2,711,591

Total Liabilities	4,541,475	2,711,591

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Seaniemac International Ltd. Stockholders’ Deficit
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Series D: 100,000 shares authorized, 100,000 shares issued and outstanding, respectively	100	100
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 64,300,445 and 42,170,345 shares issued and outstanding, respectively	64,300	42,170
Additional paid-in capital	82,947	204,077
Subscriptions receivable	(131)	(131)
Accumulated other comprehensive income (loss)	36,577	(51,635)
Accumulated deficit	(4,051,834)	(2,491,962)
Total Seaniemac International Ltd. Stockholders’ Deficit	(3,862,668)	(2,292,008)
Non-controlling Interest	(474,747)	(275,366)
Total Stockholders’ Deficit	(4,337,415)	(2,567,374)

Total Liabilities and Stockholders’ Deficit	$204,060	$144,217

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Gross gaming revenue	$100,194	$51,215	$288,540	$70,138

Promotional allowances	46,105	37,238	161,588	54,272

Net gaming revenue	54,089	13,977	126,952	15,866

Operating Expenses:
Selling, general and administrative expenses	344,902	415,154	1,303,199	896,337

Operating Loss	(290,813)	(401,177)	(1,176,247)	(880,471)

Other Income (Expense):
Gain (loss) on change in fair value of derivative liabilities	(300,210)	-	204,926	-
Interest expense (including amortization of loan costs)	(206,627)	(6,419)	(671,135)	(10,189)
Realized foreign exchange gain (loss)	(223)	(51)	828	(1,833)

Net Loss	(797,873)	(407,647)	(1,641,628)	(892,493)

Loss Attributable to Non-controlling Interest	65,137	85,905	199,381	175,807

Net Loss Attributable to Common Shareholders	$(732,736)	$(321,742)	$(1,442,247)	$(716,686)

Basic and Diluted Per Share Data:
Net Loss - Basic	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Net Loss - Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted Average Shares Outstanding -
Basic and Diluted	57,575,085	41,887,736	48,852,551	41,412,103

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Consolidated net loss	$(797,873)	$(407,647)	$(1,641,628)	$(892,493)
Other comprehensive loss, net of tax:
Foreign currency translation (loss) income	82,391	(28,474)	88,212	(21,609)
Comprehensive loss	(715,482)	(436,121)	(1,553,416)	(914,102)
Comprehensive loss attributable to non-controlling interest	40,420	94,447	172,917	182,290
Comprehensive loss attributable to common shareholders	$(675,062)	$(341,674)	$(1,380,499)	$(731,812)

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, inclusive of non-controlling interest	$(1,641,627)	$(892,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	714	60
Interest/penalty accrued and not paid or imputed	71,343	9,269
Share based payments	98,266	151,112
Non-cash interest	375,347	-
Change in fair value of debt derivatives	(128,050)	-
Change in fair value of warrant liability	(76,876)	-
Amortization of debt discount and OID attributable to convertible debt	207,666	-
Amortization of deferred loan costs	14,407	1,167
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(46,680)	6,054
Accounts payable and accrued expenses	500,585	63,238
Accrued officers’ compensation	22,500	-
Total adjustments	1,039,222	230,900
Net Cash Used in Operating Activities	(602,405)	(661,593)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(2,542)
Net Cash Used in Investing Activities	-	(2,542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term note payable	26,530	53,000
Proceeds from issuance of convertible notes	243,585	-
Payment of loan costs	(16,225)	(3,000)
Proceeds from loans from related parties	225,978	639,987
Proceeds from issuance of common stock	30,000	-
Net Cash Provided By Financing Activities	509,868	689,987

Effect of foreign exchange fluctuations on cash	88,212	(21,609)

NET (DECREASE) INCREASE IN CASH	(4,325)	4,243

CASH - Beginning of Period	6,742	726

CASH - End of Period	$2,417	$4,969

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for:
Interest	-	-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in settlement of payables	$211,234	-
Common stock issued for services	$35,750	$160,000
Debt derivative liability at inception	$818,401	$-
Warrant derivative liability at inception	$590,038	$-

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on October 10, 2014.

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

3. Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception. At September 30, 2014, the Company had working capital and stockholders’ deficit of $4,361,005 and $4,337,415, respectively.

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

H. Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2014 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

I. Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. The Company currently has no cash equivalents which would consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased.

J. Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates. Included in these estimates are assumptions about collection of accounts and notes receivable, useful life of fixed assets, and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

K. Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260” “Earnings per Share”. Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified-treasury stock method).

L. Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities.”

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	(Unaudited)
	September 30, 2014	December 31, 2013

Cost of website development and hosting	$44,652	$70,835
Prepaid consulting services	70,762	17,178
Deposits	25,000	-
Miscellaneous receivables	37,639	26,976
Total	$178,053	$114,989

Amortization of website development and hosting totaled $6,873 and $20,618 for the three and nine months ended September 30, 2014, respectively, and $7,135 and $10,702 for the three and nine months ended September 30, 2013, respectively. The prepaid costs related to website development and hosting are the upfront charges for set up, delivery and hosting of Seaniemac’s branded gaming website; amortization of these costs began in May 2013 and will be amortized over three years. The miscellaneous receivables pertain to foreign valued added taxes that have been paid by Seaniemac and are expected to be refunded.

On March 17, 2014, the Company entered into a one year Consulting and Representation Agreement with Corporate Ads, LLC in exchange for 650,000 shares of the Company plus $10,000. The shares were valued at $35,750 based upon the closing price of the Company’s stock on March 17, 2014 of $0.055 per share. The total amount of $45,750 was included in prepaid consulting expenses and is being amortized over the one-year term. Amortization of $11,438 and $24,792 was recorded for the three and nine months ended September 30, 2014, respectively.

The Company deposited $25,000 in an escrow account with our legal counsel. These funds will be used to partially pay the civil penalties of $50,000 that are due the Securities and Exchange Commission (Note 14D).

6. Equipment, Net

Equipment consists of the following:

	Estimated Useful Life	(Unaudited) September 30, 2014	December 31, 2013

Computer equipment	5 years	$2,589	$2,589
Accumulated depreciation		(904)	(190)
Equipment, net		$1,685	$2,399

Depreciation expense for equipment was $187 and $0 for the three months ended September 30, 2014 and 2013, respectively and $714 and $0 for the nine months ending September 30, 2014, respectively.

7. Deferred Loan Costs, Net

Deferred loan costs, net consists of the following:

	(Unaudited)
	September 30, 2014	December 31, 2013

Deferred loan costs	$37,225	$21,000
Accumulated amortization	(15,320)	(913)
Deferred loan costs, net	$21,905	$20,087

The Company incurred deferred loan costs of $21,000 in connection with a Secured Convertible Promissory Note issued to Iliad Research and Trading, L.P. (“Iliad”) on December 2, 2013. These deferred loan costs are being amortized over the twenty-three month term of the note. Amortization of deferred loan costs totaled $2,739 and $8,217 during the three and nine months ended September 30, 2014, respectively.

The Company incurred deferred loan costs of $5,800 in connection with the issuance of a 10% convertible note issued to LG Capital Funding, LLC (“LG Capital”) on April 1, 2014. These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $1,450 and $2,900 during the three and nine months ended September 30, 2014, respectively.

Additional deferred loan costs of $5,000 were incurred in connection with the issuance of a 12% convertible note issued to WHC Capital, LLC (“WHC Capital”) on April 4, 2014. These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $1,250 and $2,442 during the three and nine months ended September 30, 2014, respectively.

On July 14, 2104, the Company incurred deferred loan costs of $1,750 in connection with the issuance of an 8% convertible note to LG Capital. These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $365 during the three and nine months ended September 30, 2014.

On August 15, 2014, the Company incurred additional deferred loans costs of $3,675 in connection with the issuance of a 10% convertible note to Summit Trading Ltd. (“Summit”). These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $483 during the three and nine months ended September 30, 2014.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	(Unaudited)
	September 30, 2014	December 31, 2013

Accounts payable	$1,666,233	$1,376,881
Accrued expenses and other current liabilities	99,453	99,455

Total	$1,765,686	$1,476,336

Accounts payable includes $28,063 owed to Barry M. Brookstein (“Brookstein”) at September 30, 2014 and December 31, 2013. Brookstein is the Company’s chief executive officer and chief financial officer. Accounts payable also includes consulting fees of $291,071 and $241,510 payable to Seaniemac’s non-controlling shareholders at September 30, 2014 and December 31, 2013, respectively. $0 and $75,000 is payable to GE Park, LLC at September 30, 2014 and December 31, 2013, respectively.

Consulting fees incurred for non-controlling shareholders were $35,938 and $53,852 for the three months ended September 30, 2014 and 2013, respectively, and $148,669 and $162,132 for the nine months ended September 30, 2014 and 2013. Consulting fees of $0 and $50,000 were incurred for GE Park, LLC (“GE Park”) during the three months and nine months ended September 30, 2014, respectively. There were no consulting fees incurred for GE Park during the nine months ended September 30, 2013.

9. Accrued Officer’s Compensation

The Company accrued compensation for Brookstein in the amount of $7,500 and $22,500 during the three and nine months ended September 30, 2014. At September 30, 2014 and December 31, 2013, the unpaid balance was $82,500 and $60,000, respectively.

10. Notes Payable and Accrued Interest

Notes payable and accrued interest consist of the following:

	(Unaudited)
	September 30, 2014	December 31, 2013

Notes payable and accrued interest -Summit Trading Ltd.	$26,675	$-
Notes payable - John Koehler	30,000	30,000

Total	$56,675	$30,000

On October 1, 2003, the predecessor to Execuserve Corp. (“Execuserve”) issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor. Upon completion of the merger of Execuserve and the Company pursuant to an agreement and plan of merger dated as of February 5, 2010, the balance of the amount Execuserve owed Koehler was $37,000. Although the Company agreed to pay the balance in monthly installments of $1,000, the Company is in default as it has not made a payment since September 2010. The balance due to Koehler at both September 30, 2014 and December 31, 2013 totaled $30,000.

On May 29, 2014, the Company issued a demand note to Summit Trading Ltd. (“Summit”) in the amount of $8,500. An additional note in the amount of $18,030 was issued to Summit on September 15, 2014, Both notes bear interest of 4% per annum on any unpaid principal and is payable on demand. Interest expense was $115 and $145 for the three and nine months ended September 30, 2014, respectively.

11. Loans Payable and Accrued Interest – Related Parties

Loans payable and accrued interest to related parties consist of the following:

	(Unaudited)
	September 30, 2014	December 31, 2013

Loan payable and accrued interest - GE Park, LLC (A)	$255,090	$95,845
Loans payable - Brookstein (B)	14,202	14,202
Loans payable and accrued interest - RDRD II Holding, LLC(C)	934,834	847,967
Total	$1,204,126	$958,014

The Company has specified the following person and entities as related parties with ending balances as of September 30, 2014 and December 31, 2013:

RDRD, a shareholder of the company, Barry Brookstein, our Chief Executive Officer and Chief Financial Officer and GE Park, LLC an affiliate of the non-controlling interest holder in Seaniemac minority shareholder.

A. Loan Payable – GE Park, LLC

GE Park, LLC loaned the Company $249,200 to be used for working capital purposes. The loans bear interest at 4% per annum and are due on demand. Interest expense for the three and nine months ended September 30, 2014 totaled $2,362 and $5,045, respectively. Accrued interest at September 30, 2014 and December 31, 2013 totaled $5,889 and $845, respectively.

B. Loans Payable – Brookstein

At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At September 30, 2014 and December 31, 2013, loans payable to Brookstein totaled $14,202.

C. Loans Payable – RDRD II Holding, LLC

RDRD II Holding, LLC, a Delaware limited liability company and substantial shareholder of the Company (“RDRD”) loaned monies to the Company and its subsidiary Seaniemac for working capital purposes. The loans to the Company aggregating $363,980 do not bear interest and are due on demand. The loans to Seaniemac aggregating $539,939 bear interest at 4% per annum. At September 30, 2014 and December 31, 2013, loans payable were $903,919 and $832,141, respectively, and accrued interest totaled $30,915 and $15,826, respectively.

The Company imputed interest of $6,745 and $17,529 on amount loaned to the Company by RDRD during the three and nine months ended September 30, 2014, respectively, at an assumed rate of 8% per annum.

Interest expense to related parties totaled $14,866 and $40,033 for the three and nine months ended September 30, 2014, respectively.

12. Convertible Promissory Notes and Accrued Interest, Net

Convertible promissory notes consists of the following:

	(Unaudited)
	September 30, 2014	December 31, 2013
Iliad Note (1):
Secured convertible promissory note - Iliad	$227,500		$227,500
Accrued interest payable - Iliad	25,640		1,469
Total	253,140		228,969
Less:
OID of $20,000, net of amortization of $7,830 and $870 as of September 30, 2014 and December 31, 2013, respectively	(11,300)		(19,130)
Loan discount of $202,500, net of amortization of $46,610 and $1,027 as of September 30, 2014 and December 31, 2013, respectively	(155,890)		(22,598)
Secured convertible promissory note - Iliad	$85,950		$187,241

Redwood Note (2):
Secured convertible promissory note - Redwood	$75,000		$-
Accrued interest payable - Redwood	4,096		-
Total	79,096		-
Loan discount of $75,000, net of amortization of $75,000 and $0 as of September 30, 2014 and December 31, 2013, respectively	-		-
Secured convertible promissory note - Redwood	$79,096	$

LG Capital Funding, LLC (3):
10% convertible redeemable note - LG Capital	$40,000		$-
Accrued interest payable - LG Capital	1,995		-
Total	41,995		-
Loan discount of $40,000, net of amortization of $19,945 and $0 as of September 30, 2014 and December 31, 2013, respectively	(20,055)		-
10% convertible redeemable note - LG Capital	$21,940		$-

8% convertible redeemable note - LG Capital	$36,750		$-
Accrued interest payable - LG Capital	636		-
Total	37,386		-
Loan discount of $36,750, net of amortization of $7,853 and $0 as of September 30, 2014 and December 31, 2013, respectively	(28,897)		-
8% convertible redeemable note - LG Capital	$8,489		$-

WHC Capital, LLC (4):
10% convertible redeemable note - WHC Capital	$32,000		$-
Accrued interest payable - WHC Capital	1,883		-
Total	33,883		-
Loan discount of $32,000, net of amortization of $15,693 and $0 as of September 30, 2014 and December 31, 2013, respectively	(16,307)		-
10% convertible redeemable note - WHC Capital	$17,576		$-

Summit Trading Ltd. (5):
10% convertible redeemable note - Summit	$59,835		$-
Accrued interest payable - Summit	754		-
Total	60,589		-
Loan discount of $56,804, net of amortization of $12,139 and $0 as of September 30, 2014 and December 31, 2013, respectively	(44,665)		-
10% convertible redeemable note - Summit	$15,924		$-

Convertible promissory notes and accrued interest, net	$228,975		$187,241

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

The Company also issued Iliad five years warrants to purchase 2,019,231 shares of the Company’s common stock on December 2, 2013. These options were valued at $23,625 using the Black-Scholes option pricing model with the following values: risk free interest rate of 1.5%, volatility of 26.01538% and strike price of $0.12 and was amortized to interest expense during the nine months ended September 30, 2014.

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

The charge of the amortization of debt discounts and costs for the three and nine months ended September 30, 2014 was $36,035 and $45,583 which was accounted for as interest expense, respectively.

2. Redwood Note

On March 3, 2014, the Company entered into a Securities Purchase Agreement with Redwood Management, LLC. (“Redwood”), for the sale of a 10% convertible debenture in the principal amount of $75,000 (the “Note”). The financing closed on March 3, 2014. The total net proceeds the Company received from this Offering was $75,000.

All interest and principal due on September 3, 2014 has not been paid. The Note bears interest at the rate of 10% guaranteed interest regardless of how long the debenture is outstanding. The debenture is convertible into common stock, at Redwood’s option, at a 50% discount to the lowest trading price of the common stock during the 20 trading day period prior to conversion.

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

The charge of the amortization of debt discounts and costs for the three and nine months ended September 30, 2014 was $26,495 and $75,000 which was accounted for as interest expense, respectively.

3. LG Capital Funding, LLC Notes

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

On July 14, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC. (“LG Capital”), for the sale of an 8% convertible note in the principal amount of $36,750 (the “Note”). The financing closed on July 14, 2014. The total net proceeds the Company received from this Offering was $36,750.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 14, 2015. The note is convertible into common stock, at LG Capital’s option, at a 50% discount to the average two lowest trading prices of the common stock during the 20 trading day period prior to conversion.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the inception of the LG Capital notes, the Company determined the aggregate fair value of $152,414 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 205.52% to 237.91%, (3) weighted average risk-free interest rate of 0.11% to 0.13%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.0378 to $0.0471 per share.

The determined fair value of the debt derivatives of $152,414 was charged as a debt discount up to the net proceeds of the note with the remainder of $75,664 charged to current period operations as non-cash interest expense.

The charge of the amortization of debt discounts and costs for the three and nine months ended September 30, 2014 was $17,935 and $27,798 which was accounted for as interest expense, respectively.

4. WHC Capital, LLC

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

The charge of the amortization of debt discounts and costs for the three and nine months ended September 30, 2014 was $8,066 and $15,693 which was accounted for as interest expense, respectively.

5. Summit Trading, Ltd.

On August 15, 2014, the Company entered into a Securities Purchase Agreement with Summit Trading, Ltd. (“Summit”), for the sale of an 10% convertible note in the principal amount of $59,835 (the “Note”). The financing closed on August 15, 2014. The total net proceeds the Company received from this Offering was $59,835.

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on August 15, 2015. The debenture is convertible into common stock, at Summit’s option, at a 20% discount to the average volume weighted stock price during the 7 trading day period prior to conversion.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the inception of the Summit note, the Company determined the aggregate fair value of $56,804 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 242.32%, (3) weighted average risk-free interest rate of 0.09%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.02 per share.

The determined fair value of the debt derivatives of $56,804 was charged as a debt discount of the note.

The charge of the amortization of debt discounts and costs for the three and nine months ended September 30, 2014 was $12,139 which was accounted for as interest expense.

13. Derivative Liabilities

As described in Note 12, in 2013 and 2014 the Company issued a convertible notes which is are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

At September 30, 2014, the Company marked to market the fair value of the debt derivatives and determined a fair value of $690,351. The Company recorded a (loss) gain from change in fair value of debt derivatives of $(146,062) and $128,050 for the three and nine months ended September 30, 2014, respectively. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 242.33%, (3) weighted average risk-free interest rate of 0.03% to 0.13%, (4) expected life of 0.25 to 1.09 years, and (5) estimated fair value of the Company’s common stock of $0.0139 per share.

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

At September 30, 2014, the Company marked to market the fair value of the warrant liability and determined a fair value of $513,162. The Company recorded a (loss) gain from change in fair value of debt derivatives of $(154,148) and $76,876 for the three and nine months ended September 30, 2014, respectively. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 242.33%, (3) weighted average risk-free interest rate of 1.07%, (4) expected life of 4.18 years, and (5) estimated fair value of the Company’s common stock of $0.0139 per share.

14. Commitments and Contingencies

A. Marketing Agreements

On January 30, 2013, Seaniemac entered into a three year White Label Services Agreement with Boylesports. Boylesports will be paid approximately 65,000 Euros to set up, deliver and host the branded website. In addition, Boylesports will receive a portion of the gross gaming revenue (GGR) generated from the seanimac.com website. GGR is gross turnover, minus gross win, leaving gross gaming yield and subtracting from that amount tax and any payments to software providers. Seaniemac is entitled to 70% of GGR up to 50,000 Euros, 75% of GGR from 50,000 Euros to 250,000 Euros, 80% of GGR from 250,000 Euros to 1,000,000 Euros, and 85% of GGR in excess of 1,000,000 Euros. Minimum guaranteed payments to Boylesports during the first year of the agreement of 7,500 Euros during months four through six, 10,000 Euros during months seven through twelve and 15,000 Euros in years two and three. There were no minimum guaranteed payments during the first three months of the contract. During the nine months ended September 30, 2014, accrued fees to Boylesports totaled $250,133, of which $161,299 was commission due pursuant to the GGR share agreement and $88,834 was primarily attributable to customer service and processing fees.

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

On March 17, 2014, the Company entered into a one-year Consulting and Representation Agreement with Corporate Ads, LLC in exchange for 650,000 shares of Company common stock plus $10,000. The shares were valued at $35,750 based upon the closing price of the stock on March 17, 2014 of $0.055 per share. The total amount of $45,750 was included in prepaid expenses and is being amortized over the one-year term. During the three and nine months ended September 30, 2014, $11,438 and $24,792, respectively, was expensed.

C. Settlement Agreements

On March 13, 2014, the Company entered into a Settlement Agreement and Stipulation with IBC Funds, LLC (“IBC”), an unrelated third party. Pursuant to this agreement, IBC acquired $100,885 of Company liabilities from certain creditors. IBC agreed to accept 290,000 shares as a settlement fee in accordance with Section 3(a)(10) of the Securities Act that were valued at $0.06 per share, the March 13, 2014 closing price. The Company issued 6,403,900 shares during the nine months ended September 30, 2014 to IBC in full settlement of the acquired liabilities.

On May 13, 2014, the Company entered into a second Settlement Agreement and Stipulation with IBC whereby IBC agreed to acquire $50,000 of Company liabilities from certain creditors. 4,336,200 shares were issued during the nine months ended September 30, 2014 to IBC in full settlement of the acquired liabilities.

On July 17, 2014, the Company entered into a third Settlement Agreement and Stipulation with IBC whereby IBC agreed to acquire $100,000 of Company liabilities from certain creditors. 9,200,000 shares were issued during the three months ended September 30, 2014 in settlement $60,350 of the total acquired liabilities.

D. Litigation

On August 14, 2014, the Company agreed to the entry of an Order Instituting Cease and Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934 (“Agreed Order”), with the SEC. The agreement with the SEC was subsequently modified on September 17, 2014 and is pending final approval from the SEC. Pursuant to the Agreed Order, the Company acknowledged that it was delinquent in its filing requirements in that it had failed to file its annual report on Form 10-K for the year ended December 31, 2013, its quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and an 8-K filing. Moreover, the Company has agreed to pay civil penalties in the total amount of $50,000 as a result of these delinquent filings. The Company is diligently working towards completing and filing its delinquent reports. The penalty of $50,000 was expensed during the third quarter of 2014.

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

On March 21, 2014, IBC received 310,000 shares; 290,000 shares represented a settlement fee in accordance with Section 3(a)(10) of the Securities Act and were valued at $0.06 per share, the March 13, 2014 closing price. During nine months ended September 30, 2014 of 2014, 6,403,900 shares were issued to IBC in full settlement of the $100,885 of the acquired Company liabilities.

On May 13, 2014, the Company entered into a second Settlement Agreement and Stipulation with IBC whereby IBC agreed to acquire $50,000 of Company liabilities from certain creditors. 4,336,200 shares were issued to IBC in full settlement of the acquired liabilities.

On July 17, 2014, the Company entered into a third Settlement Agreement and Stipulation with IBC whereby IBC agreed to acquire $100,000 of Company liabilities from certain creditors. 9,200,000 shares were issued during the three months ended September 30, 2014 to settle $60,350 of the total acquired liabilities.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of September 30, 2014:

	Level 1		Level 2		Level 3	Total
Long-term investments		$–		$–	$–	$–
Total		$–		$–	$–	$–
Warrant liability	$		$		$513,161	$513,161
Debt Derivative		$–		$–	$690,352	$690,352
Total		$–		$–	$1,203,513	$1,203,513

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the nine months ended September 30, 2014.

Nine months ended September 30, 2014:

	Derivative Liabilities	Warrant Liability
Balance, December 31, 2013	$-	$-

Transfers in (out) from equity	-	590,038

Transfers in upon initial fair value of derivative liabilities	818,401	-

Gain from change in fair value of derivative liabilities and warrant liability	(128,050)	(76,876)

Balance, September 30, 2014	$690,351	$513,162

Total gain for the nine month period included in earnings relating to the liabilities held at September 30, 2014	$128,050	$76,876

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible debenture.

Fluctuations in the Company’s stock price relative to the conversion prices are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased approximately 85% from December 31, 2013 to September 30, 2014. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

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

B. Capital Transactions

An additional 10,421,000 shares were issued in October 2014 to IBC in settlement of the balance of the acquired liabilities of $39,650 in accordance with the Settlement Agreement and Stipulation with IBC on July 17, 2014.

C. Default on Iliad Note

On October 1, 2014, Iliad presented the Company with an Event of Default Redemption Notice and is electing to redeem the full outstanding balance of the Note. Note 12 outlines the applicable penalties and additional interest due to the default. On October 29, 2014, the Company and Iliad entered into a forbearance agreement, pursuant to which Iliad agreed, subject to the terms of the forbearance agreement, to refrain and forbear, until December 10, 2014, from exercising and enforcing remedies against the Company with respect to the Note defaults, including the enforcement of the interest rate increase to 22% per annum. Pursuant to an oral agreement between the Company and Iliad on December 12, 2014, the date was extended to December 31, 2014, subject to the terms of the forbearance agreement.

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

Since the launch of our Website in May 2013 through September 30, 2014, we had 15,563 new accounts opened and processed 211,416 bets placed by our customers.

We have to date devoted significant financial resources to pay for the development of and launch of our online and mobile gaming operations, including expenditures of amounts during the period from December 11, 2011 (inception) through September 2012 an amount equal to $200,861. During the three and nine months ended September 30, 2014, we incurred advertising costs in the amount of $90,233 and $312,855, respectively. For the quarter ended September 30, 2014, gross profit as a percentage of turnover, which represents the gross amount of money that our customers bet with us, was approximately 7.1%.

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

Our Outlook

We plan to continue to grow our business by strategically deploying our marketing resources and expanding the number of new sponsorship programs that will provide nationwide exposure of our brand. We achieved approximate amounts staked of $8,180,138 during the nine months ended September 30, 2014, compared to $1,292,630 during the nine months ended September 30, 2013. Turnover during the nine months ended September 30, 2014 was approximately $8,180,138. Our gross profit for the nine months ended September 30, 2014 and 2013 was approximately $126,952 and $15,866, respectively. We believe that we can continue to achieve this growth though the continuation of our marketing programs and a meaningful contribution from our affiliates.

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

Revenue

Gross gaming revenues (“GGRs”) during the three months ended September 30, 2014 and 2013 were $100,194 and $51,215, respectively. GGRs during the nine months ended September 30, 2014 and 2013 were $288,540 and $70,138, respectively.

Operating Expenses

Operating expenses during the three months ended September 30, 2014 totaled $344,902, as compared to operating expenses of $415,154 for the comparable period in 2013. The decrease in operating expenses is the result of a decrease in advertising costs. Operating expenses during the nine months ended September 30, 2014 totaled $1,303,199, as compared to operating expenses of $896,337 for the comparable period in 2013. The increase in operating expenses reflects the fact that we launched our Website in May 2013.

Operating Loss

Our operating loss during the three months ended September 30, 2014 totaled $290,813, as compared to a net operating loss of $401,177 for the comparable period in 2013. The decrease in operating loss for the three months ended September 30, 2014 over the three months ended September 30, 2013 of $110,364 was primarily attributable an increase in net gaming revenue and advertising costs that were partially offset by an increased professional fees. Our operating loss during the nine months ended September 30, 2014 totaled $1,176,247, as compared to a net operating loss of $880,471 for the comparable period in 2013. The increase in operating loss for the nine months ended September 30, 2014 over the nine months ended September 30, 2013 of $295,776 was primarily attributable to the penalty of $50,000 imposed by the SEC relating to our failure to file periodic reports, increased officer and stock-based compensation, a settlement fee of $17,400, and increased professional fees related to preparation of our SEC filings, offset by lower advertising expenses.

Other Expenses

Other expenses increased by $500,590 in total, to $507,060 from $6,470 for the three months ended September 30, 2014 and 2013, respectively. The increase in other expenses is due to a change in derivative value calculation and increase in interest expense due to additional amortization of loan costs. Other expenses increased by $453,381 in total, to $465,381 from $12,022 for the nine months ended September 30, 2014 and 2013, respectively. The increase in other expenses is due to a gain on change in derivative value by $204,926 and interest expense increased by $660,946 to $671,135 on September 30, 2014, up from $10,189 on September 30, 2013.

Net Loss

Our net loss for the three months ended September 30, 2014 was $797,873, an increase of $390,226 compared to a net loss of $407,647 for the three months ended September 30, 2013, due to the reasons noted above, Our net loss for the nine months ended September 30, 2014 was $1,641,628, an increased loss of $749,135 compared to a net loss of $892,493 for the nine months ended September 30, 2013, due to the reasons noted above.

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

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We had current assets at September 30, 2014, including cash of $2,417 and prepaid expenses and other current assets of $178,053. We are reliant upon shareholder, affiliate and third-party loans to fund operations. We have not realized positive operating cash flow. As a result, our current cash position is not sufficient to fund our anticipated cash requirements over the next 12 months, including operations and capital expenditures.

Net cash used in operating activities was $602,405 during the nine months ended September 30, 2014. The cash used in operating activities is primarily attributable to generating sales through advertising, operating the Company’s website and legal and consulting fees.

Net cash provided by financing activities during the nine months ended September 30, 2014 was $509,868, which was the result of proceeds from the issuance of convertible notes and related party loans totaling $469,563, net of payment of loan costs of 16,225, and from the issuance of Company common stock in the amount of $30,000.

In order to launch and operate the Website, we estimated it would require working capital of approximately $600,000, 50% of which was to have been used for Website development and operations, 33% for marketing expenses and 17% for general and administrative expenses. As of September 30, 2014, working capital in the amount of approximately $100,000 was utilized in connection with the May 2013 launch and operation of the Website. In 2013, RDRD, a related party, lent us €483,000 (approximately $643,000) in order to fund our 2013 working capital requirements. While RDRD may continue to lend us funds for our working capital needs, we have not entered into any agreements with RDRD for any future loans. In the event we are unable to borrow funds needed for our business, or we are unable to repay our current obligations when due, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of Seaniemac’s operations which represent our sole business which would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

On December 2, 2013 (“Issuance Date”), the Company entered into the Purchase Agreement with Iliad. Pursuant to the Purchase Agreement, the Company issued to Iliad a Secured Convertible Promissory Note (the “Note”) in the original principal amount of $667,500 (the “Purchase Price”) which Note bears interest at 8% per annum and is compounded daily. All outstanding principal and accrued interest on the Note is due and payable on the Maturity Date, which date is 23 months from Issuance Date of the Note. Net cash expected will be $607,500, net of original issue discount of $60,000.

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

In connection with the secured convertible promissory note, the Company issued to Iliad five separate 5-year common stock purchase warrants designated as Warrants #1 through #5 to purchase collectively shares of Company’s common stock equal to $113,750 divided by the Market Price of each share of common stock, as defined in each Note. The exercise price for each warrant share is $0.12 per share. The number of shares issuable of 2,019,231 is computed as follows: The warrant price per the warrant agreement divided by the market price, which is 65% of the three lowest closing prices over the 20-day period prior to the date the option becomes exercisable. Only Warrant #1 is issued and exercisable as of September 30, 2014. These options were valued at $23,625 using the Black-Scholes option pricing model with the following values: risk free interest rate of 1.5%, volatility of 26.01538% and strike price of $0.12 and was amortized to interest expense during the nine months ended September 30, 2014.

At any time after 180 days from the Issuance Date, the Note is convertible into shares of the Company’s common stock, at the option of the Note holder, at a conversion price of $0.12 per share, subject to adjustment downward under certain circumstances defined in the Note. At September 30, 2014, the Company has reserved 16.67 million shares of authorized but unissued common stock in accordance with the terms of the Note. The Company has agreed to reserve these shares until all of the Company’s obligations under the Note are paid and performed in full and the warrants are exercised in full or otherwise expired. The Company may prepay part or all of the Note at any time, provided that any prepayment is subject to a 25% penalty on the amount prepaid.

The Note is subject to various default provisions, including as a result of a failure to make an installment payment by the due date, a failure to deliver shares when required under the Note, or a breach of covenants in the Note and Purchase Agreement, among others. Upon an event of default, the Note accrues interest at the default rate of 1.83% per month (or 22% per annum), compounding daily. The Company was in default on this loan as of June 2, 2014 as a result of failing to make the required installment payments, as well as a result of the Company’s failure to timely file its annual reports with the SEC. Accordingly, the total due Iliad of $227,500 is classified as a current liability. On October 1, 2014, Iliad presented the Company with an Event of Default Redemption Notice and indicated that it was electing to redeem the full outstanding balance of the Note. On October 29, 2014, the Company and Iliad entered into a forbearance agreement, pursuant to which Iliad agreed, subject to the terms of the forbearance agreement, to refrain and forbear, until December 10, 2014, from exercising and enforcing remedies against the Company with respect to the Note defaults, including the enforcement of the interest rate increase to 22% per annum. Pursuant to an oral agreement between the Company and Iliad on December 12, 2014, the date was extended to December 31, 2014, subject to the terms of the forbearance agreement.

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

The determined fair value of the debt derivatives of $443,169 was charged as a debt discount up to the net proceeds of the note with the remainder of $240,669 charged to current period operations as non-cash interest expense. The charge of the amortization of debt discounts and costs for the three and nine months ended September 30, 2014 was $36,035 and $45,583, respectively, which was accounted for as interest expense.

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

The amortization of debt discount for the three and nine months ended September 30, 2014 was $26,495 and $75,000, respectively, which was accounted for as interest expense.

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

The amortization of debt discount for the three and nine months ended September 30, 2014 was $8,066 and $15,593, respectively, which was accounted for as interest expense.

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

On July 14, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC. (“LG Capital”), for the sale of an 8% convertible note in the principal amount of $36,750 (the “Note”). The financing closed on July 14, 2014. The total net proceeds the Company received from this Offering was $36,750.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 14, 2015. The note is convertible into common stock, at LG Capital’s option, at a 50% discount to the average two lowest trading prices of the common stock during the 20 trading day period prior to conversion.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the inception of the LG Capital notes, the Company determined the aggregate fair value of $152,414 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 205.52% to 237.91%, (3) weighted average risk-free interest rate of 0.11% to 0.13%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.0378 to $0.0471 per share.

The determined fair value of the debt derivatives of $152,414 was charged as a debt discount up to the net proceeds of the note with the remainder of $75,664 charged to current period operations as non-cash interest expense.

The charge of the amortization of debt discounts and costs for the three and nine months ended September 30, 2014 was $17,935 and $27,798 which was accounted for as interest expense, respectively.

On August 15, 2014, the Company entered into a Securities Purchase Agreement with Summit Trading, Ltd. (“Summit”), for the sale of an 10% convertible note in the principal amount of $59,835 (the “Note”). The financing closed on August 15, 2014. The total net proceeds the Company received from this Offering was $59,835.

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on August 15, 2015. The debenture is convertible into common stock, at Summit’s option, at a 20% discount to the average volume weighted stock price during the 7 trading day period prior to conversion.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the inception of the Summit note, the Company determined the aggregate fair value of $56,804 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 242.32%, (3) weighted average risk-free interest rate of 0.09%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.02 per share.

The determined fair value of the debt derivatives of $56,804 was charged as a debt discount of the note.

The charge of the amortization of debt discounts and costs for the three and nine months ended September 30, 2014 was $12,139 which was accounted for as interest expense.

Going Concern

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continued losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.

The Company’s primary need for cash during the next 12 months is to fund payments of operating costs. At September 30, 2014, we had continued losses from operations since inception, and had stockholders’ and working capital deficiencies of $4,361,005 and $4,337,415, respectively. We believe we will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain our operations until we can achieve profitability and positive cash flows, if ever.

Our former auditor, Baker Tilly Virchow Krause, LLP (“Baker Tilly”), issued a “going concern” qualification in its report for the year ended December 31, 2013. A “going concern” qualification may make it more difficult for us to raise funds when needed. The current economic environment is impacting our ability to obtain any needed financing. No assurance can be given that financing will be available when needed or, if available, such financing will be on terms beneficial to us. On October 14, 2014, our board of directors accepted Baker Tilly’s resignation. On October 16, 2014, our board of directors approved the engagement of RBSM LLP (“RBSM”) as our independent registered public accounting firm.

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

Related Party Transactions

At September 30, 2014 and September 30, 2013, we had outstanding net advances and loans from related parties of $1,204,126 and $958,014, respectively. During the nine months ended September 30, 2014 and 2013, we recorded interest expense on these advances and loans in the amount of $40,033 and $7,813, respectively.

Consulting fees incurred for GE Park, LLC were $50,000 and $0 during the nine months ended September 30, 2014 and 2013.

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

Revenue Recognition

Revenue is recognized upon the completion of the related gaming event. Gross gaming revenue is the gross gaming yield (which is the difference between gaming wins and losses), and includes promotional betting (“Free Bets”), net of the revenue share portion due our third-party provider (see Note 4 to our condensed consolidated unaudited financial statements included herein). Free Bets are included in promotional allowances and are deducted from gross gaming revenue. All other costs are included in selling, general and administrative expenses. For the nine months ended September 30, 2014, no revenue share amounts were due to our third-party provider.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2014 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, who is also our Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On August 14, 2014, the Company agreed to the entry of an Order Instituting Cease and Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934 (“Agreed Order”), with the SEC. The agreement with the SEC was subsequently modified on September 17, 2014 and is pending final approval from the SEC. Pursuant to the Agreed Order, the Company acknowledged that it was delinquent in its filing requirements in that it had failed to file its annual report on Form 10-K for the year ended December 31, 2013, its quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and an 8-K filing. Moreover, the Company has agreed to pay civil penalties in the total amount of $50,000 as a result of these delinquent filings. The Company is diligently working towards completing and filing its delinquent reports. The penalty of $50,000 was expensed during the third quarter of 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2014.

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

Date: December 31, 2014	Seaniemac International, Ltd.

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

