Form 10-K
period 2014-12-31
Seaniemac International, Ltd.
filed 2015-12-31
CIK 1206133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. $240,458 on June 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 673,842,729 shares of common stock issued and outstanding as of December 16, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A - “Risk Factors” of this report.

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

OTHER PERTINENT INFORMATION

Throughout this annual report on Form 10-K, unless specifically set forth to the contrary, as used in this report the terms “we,” “our,” “us,” “the Company” and similar terms mean Seaniemac International, Ltd., a Nevada corporation, and its 70% owned subsidiary, Seaniemac Limited, an Irish private limited company.

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

Between May 2013, when we launched our website, and December 31, 2014, we had 16,075 new accounts opened and processed over 215,000 bets placed by our customers.

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

The White Label Services Agreement is for a three-year term commencing as of January 30, 2013 (its “Initial Term”). Upon expiry of its Initial Term, the While Label Agreement provides for its automatic extension for additional periods of 12 months each, subject to termination by either party with six (6) months written notice prior to the end of any such 12-month period (the Initial Term, as expanded by any such extension, the “Term”). The White Label Services Agreement is also terminable by either party in the event of (i) an alleged material breach by a party is not cured within 21 days of the opposite party’s written notice thereof, (ii) immediately in the event either of the parties becomes insolvent and seeks to wind-up its affairs, (iii) either party becomes subject to a judgment that could have a material adverse effect on such party which is not satisfied within 21 days of the entry of such judgment, or (iv) by Boylesports in the event it determines that the business relationship with us becomes commercially unviable and Boylesports provides us written notice thereof.

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

Market & Economic Factors

The online gambling industry was revolutionized by the development of the worldwide web (“Internet”) in the mid-1990s. The evolution of online technology led to the growth of this market making it possible for one to gamble from anywhere, at any time, with the only requirement being the bettor’s interface with the Internet. A solid infrastructure of broadband Internet connectivity, easy access to mobile applications, and safe and secure payments through a native banking system are three of the key market factors that support growth in this industry.

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

The following table, which we prepared based on our own research, portrays the major online gambling industry participants and their role in the industry:

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

Source of Revenue

Our Net Revenue Share will be derived by subtracting total winnings from total wagers. As a result, we cannot directly control revenue from sports wagering. However, we can indirectly control revenue from casino games by setting the odds high or low as compared to other companies. While we do not have direct control over the actual percentage of winnings for any of our revenue generators, we are able to revise betting odds to gain market share over our competitors.

Industry Trends & Growth

We believe that global online gambling is an industry with strong potential for growth. We expect that legislative and regulatory considerations will likely be the single most substantial factor for growth in online gambling. As previously indicated, legal and regulatory restrictions prohibit or constrain the online gambling industry in several key markets (including the United States). Globally, governments and jurisdictions are still struggling to determine the place of online gambling in the regulatory and legal spectrum. Legalization and/or deregulation can open up or expand national markets significantly if legislative bodies become more comfortable with and receptive to online gambling. In regard to online gambling activities, sport betting remains the most popular form of online gambling. Casino and poker games are the next most popular activities followed by other gambling activities, such as lotteries and bingo.

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

Particularly, we are in direct competition from established online gambling sites like PaddyPower, LadBrokes, Betfair Group and others. However, we, unlike many of our competitors, provide services that are tailored to Gaelic Games (a series of popular Irish sports) enthusiasts, which we believe to be an underserved market niche. Most notably, we are the only Irish and Gaelic Athletic Association (“GAA”) focused site and the only web site offering in-game betting during live-streaming of GAA games.

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

Employees

As of December 31, 2014, we had two full time employees. All other employees, including our CEO/CFO, Mr. Brookstein, is part-time.

Our Corporate History

We were incorporated in Nevada in 2003 under the name GSA Publications, Inc. In conjunction with a reorganization in 2006, we changed our name to Compliance Systems Corporation. In 2010, we merged with Execuserve Corp. (“Execuserve”), pursuant to which we entered the business then operated by Execuserve. The business of Execuserve provided organizations, who are hiring employees, with tests and other evaluation tools and services to assess and compare job candidates.

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

ITEM 1A. RISK FACTORS

An investment in our Common Stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. You should read the section entitled “Forward Looking-Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this annual report on Form 10-K.

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

There currently is only a minimal public market for shares of our Common Stock and an active market may never develop. Our Common Stock is quoted on the OTCQB operated by the OTC Market’s Group, Inc. under the symbol “BETS.” We may not ever be able to satisfy the listing requirements for our Common Stock to be listed on any stock exchange, including the trading platforms of NASDAQ Stock Market which are often more widely-traded and liquid markets. Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our Common Stock may not be sufficiently widely held; we may not be able to secure market makers for our Common Stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our Common Stock listed.

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

Our management identified a material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. We did not maintain an adequate number of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, including the performance of internal audit functions and segregation of duties. In addition, management determined that the lack of an audit committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions. See Item 9A, “Controls and Procedures.”

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded over-the-counter and available for quotation on the OTC Markets under the trading symbol “BETS”. The following table sets forth the range of high and low sale prices for our Common Stock for the periods indicated. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	High	Low
Quarter Ended March 31, 2013	$0.2800	$0.0100
Quarter Ended June 30, 2013	$0.2000	$0.0300
Quarter Ended September 30, 2013	$0.1900	$0.0100
Quarter Ended December 31, 2013	$0.1400	$0.0700

Quarter Ended March 31, 2014	$0.1100	$0.0420
Quarter Ended June 30, 2014	$0.1100	$0.0201
Quarter Ended September 30, 2014	$0.0390	$0.0100
Quarter Ended December 31, 2014	$0.0275	$0.0062

We have never declared or paid cash dividends on our Common Stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

As of December 16, 2015, we had 88 record holders of our Common Stock, and an unknown number of additional holders whose stock is held in “street name.” The closing price of our Common Stock on the OTC Markets on October 23, 2015 was $0.0007 with respect to an insignificant number of shares.

Recent Sales of Unregistered Securities

On February 7, 2014, the Company agreed to issue 1,250,000 shares of its common stock during the three months ended June 30, 2014 as follows:

1.	An individual acquired 400,000 shares of restricted common stock at the purchase price of $0.075 per share or $30,000.

2.	The Company accepted the assignment of a third party Advisory Agreement from Summit and issued 100,000 shares of the Company’s restricted common stock as total and complete consideration for the advisor provided services to Summit on behalf of the Company. These shares were valued at $9,000 or $0.09 per share, the closing stock price on February 7, 2014.

3.	The Company agreed to issued 750,000 shares of its restricted common stock to two key Seaniemac consultants at $0.07 per share. The total value of these shares of $52,500.

On March 17, 2014, the Company issued 650,000 shares of its unregistered common stock to Corporate Ads, LLC valued at $0.055 per share or $35,750 in exchange for performing consulting services for one year.

On March 13, 2014, the Company entered into a Settlement Agreement and Stipulation with IBC Funds, LLC (“IBC”), an unrelated third party. Pursuant to this agreement, IBC acquired $100,885 of Company liabilities from certain creditors. The Company issued to IBC 310,000 shares as a settlement fee in accordance with Section 3(a)(10) of the Securities Act that were valued at $0.06 per share, the March 13, 2014 closing price amounted to $17,398.

On May 13, 2014, the Company entered into a second Settlement Agreement and Stipulation with IBC whereby IBC agreed to acquire $50,000 of Company liabilities from certain creditors. On July 17, 2014, the Company entered into a third Settlement Agreement and Stipulation with IBC whereby IBC agreed to acquire $100,000 of Company liabilities from certain creditors. The Company issued 8,336,200 shares, 11,583,900 shares and 10,421,000 shares in regards to above settlements during the year ended December 31, 2014 to IBC in full settlement of the acquired liabilities.

These shares of our common stock were issued in reliance on the exemption from registration provided by Sections 4(a)(2) and 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”). In addition, the recipients of our shares were sophisticated investors and had access to information normally provided in a prospectus regarding us. In addition, the recipients of these shares had the necessary investment intent as required by Section 4(a)(2) since they agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the Securities Act.

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

Our Current Business

Since we completed the acquisition of Seaniemac, we developed, with the technical assistance of our website consultant, Boylesports, a website for online gambling, including sports betting and casino gaming in Ireland under the brand name Seaniemac.com.

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

Since the launch of our website in May 2013 through December 31, 2014, we had 16,075 new accounts opened and processed 242,318 bets placed by our customers.

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

Our Outlook

We plan to continue to grow our business by strategically deploying our marketing resources and expanding the number of new sponsorship programs that will provide nationwide exposure of our brand. We achieved approximate amounts staked of $11,620,518 during the year ended December 31, 2014, compared to $3,438,285 during the year ended December 31, 2013. Turnover during the year ended December 31, 2014 and 2013 was approximately $11,752,367 and $3,480,437, respectively. Our gross profit for the years ended December 31, 2014 and 2013 was approximately $131,849 and $42,152, respectively. We believe that we can continue to achieve this growth though the continuation of our marketing programs and a meaningful contribution from our affiliates.

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

The Company’s Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

Gross gaming revenues (“GGRs”) during the years ended December 31, 2014 and 2013 were $589,073 and $233,556, respectively. The increase in gross gaming revenues for the year ended December 31, 2014 over the year ended December 31, 2013 of $355,517 was primarily attributable to the $8,095,153 increase in the amount staked during the year ended December 31, 2014 over the amount staked during the year ended December 31, 2013.

Promotional Allowances

Promotional allowances during the year ended December 31, 2014 totaled $457,224, as compared to promotional allowances of $191,404 for the comparable period in 2013, an increase of $265,820. The increase in promotional allowances reflects the fact that the Company has invested heavily in marketing and the provision of free bets.

Operating Expenses

Operating expenses during the year ended December 31, 2014 totaled $1,671,835, as compared to operating expenses of $1,482,149 for the comparable period in 2013, an increase of $189,686. The increase in operating expenses reflects an increase in website hosting, professional fees and stock based compensation to consultants and was partially offset by a decrease in advertising costs and officer compensation.

Operating Loss

Our operating loss during the year ended December 31, 2014 totaled $1,539,986, as compared to our operating loss of $1,439,997 for the comparable period in 2013. The increase in operating loss for the year ended December 31, 2014 over the year ended December 31, 2013 of $99,989 was primarily attributable to an increase in operating expenses of approximately $190,000 which was partially offset by an increase of net gaming revenue of approximately $90,000 and a reduction in stock based compensation to consultants and partially offset by lower advertising expenses.

Other Expenses

Other expenses increased by $1,244,258 in total, to $1,311,040 from $66,782 for the year ended December 31, 2014 and 2013, respectively. The increase in other expenses is due to a net loss on change in derivative value by $93,321, a loss on debt modification of $187,188 and interest expense increased by $967,641 to $1,028,627 on December 31, 2014 up from $60,986 on December 31, 2013.

Net Loss

Our net loss for the year ended December 31, 2014 was $2,851,026, an increased loss of $1,344,247 compared to a net loss of $1,506,779 for the year ended December 31, 2013, due to the reasons noted above.

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

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We had current assets at December 31, 2014, including cash of $446, related parties receivables of $1,825 and prepaid expenses and other current assets of $76,473. We are reliant upon shareholder, affiliate and third-party loans to fund operations. We have not realized positive operating cash flow. As a result, our current cash position is not sufficient to fund our anticipated cash requirements over the next 12 months, including operations and capital expenditures.

Net cash used in operations during the year ended December 31, 2014 was $638,944 primarily relating to our $2,851,026 net loss which was primarily attributable to expenses as a result of advertising, website operations and legal and consulting fees. In the comparable period of 2013, we had net cash used in operations of $904,956, primarily relating to the net loss of $1,506,779 which was primarily attributable to expenses as a result of advertising, website operations and legal and consulting fees.

Net cash provided by financing activities decreased during fiscal year ended December 31, 2014 by $423,465 in total, to $532,725 from $956,190 for the year ended December 31, 2013. Net cash provided by financing activities during the year ended December 31, 2014 was primarily attributable to the proceeds from the issuance of convertible notes and related party loans totaling $522,701, net of payment of loan costs of 26,506. Net cash provided by financing activities during the year ended December 31, 2013 was primarily attributable to the proceeds from the issuance of convertible notes and related party loans totaling $1,000,190, net of payment of loan costs of 44,000.

In order to continue to operate our business, we estimate we will require working capital of approximately $750,000 for Website operations, marketing expenses and general and administrative expenses. In 2014, related parties lent us approximately $279,116 in order to fund our 2014 working capital requirements. While related parties may continue to lend us funds for our working capital needs, we have not entered into any agreements with anyone for any future loans. In the event we are unable to borrow funds needed for our business, or we are unable to repay our current obligations when due, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in our inability to operate our website which represents our sole business and would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

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

The Company also issued Iliad five years warrants to purchase 2,132,426 shares at a conversion price of $0.12 of the Company’s common stock on December 2, 2013. These options were valued at $23,625 using the Black-Scholes option pricing model with the following values: risk free interest rate of 1.5%, volatility of 26.01538% and strike price of $0.12 and was amortized to interest expense during the year ended December 31, 2014.

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

The Note is subject to various default provisions, including as a result of a failure to make an installment payment by the due date, a failure to deliver shares when required under the Note, or a breach of covenants in the Note and Purchase Agreement, among others. Upon an event of default, the Note accrues interest at the default rate of 1.83% per month (or 22% per annum), compounding daily. The Company is in default on this loan as of June 2, 2014 as a result of failing to make the required installment payments, as well as a result of the Company’s failure to timely file its annual reports with the SEC. Accordingly, the total principal due to Iliad of $227,500 is classified as a current liability.

Default on Iliad Note

On October 1, 2014, Iliad presented the Company with an Event of Default Redemption Notice and is electing to redeem the full outstanding balance of the Note. Note 12 outlines the applicable penalties and additional interest due to the default. On October 29, 2014, the Company and Iliad entered into a forbearance agreement, pursuant to which Iliad agreed, subject to the terms of the forbearance agreement, to refrain and forbear, until December 10, 2014, from exercising and enforcing remedies against the Company with respect to the Note defaults, including the enforcement of the interest rate increase to 22% per annum. Pursuant to an oral agreement between the Company and Iliad on December 12, 2014, the date was extended to December 31, 2014, subject to the terms of the forbearance agreement. As a result, during the year ended December 31, 2014, the Company recorded $152,500 as forbearance liability and charged to the expenses. As of December 31, 2014, the outstanding loan balance on this including forbearance liability was $380,000.

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

The charge of the amortization of debt discounts and costs for the years ended December 31, 2014 and 2013 was $92,058 and $1,897, respectively, and was accounted for as interest expense.

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

The charge of the amortization of debt discounts and costs for the year ended December 31, 2014 was $75,000 which was accounted for as interest expense. As of date, this note is in default.

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

The charge of the amortization of debt discounts and costs for the year ended December 31, 2014 was $23,759 accounted for as interest expense.

LG Capital Funding Note

On April 1, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC. (“LG Capital”), for the sale of a 10% convertible note in the principal amount of $40,000 (the “Note”). The financing closed on April 1, 2014. The total net proceeds the Company received from this Offering was $40,000.

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on April 1, 2015, further as of date this was not repaid hence the note was in default. The debenture is convertible into common stock, at LG Capital’s option, at a 58% discount to the average two lowest trading prices of the common stock during the 20 trading day period prior to conversion.

On July 14, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC. (“LG Capital”), for the sale of an 8% convertible note in the principal amount of $36,750 (the “Note”). The financing closed on July 14, 2014. The total net proceeds the Company received from this Offering was $36,750.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 14, 2015. The note is convertible into common stock, at LG Capital’s option, at a 50% discount to the average two lowest trading prices of the common stock during the 20 trading day period prior to conversion. Subsequent to the year ended December 31, 2014, the LG Capital converted $36,750 during the quarter ended March 31, 2015.

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

The charge of the amortization of debt discounts and costs for the year ended December 31, 2014 was $47,143 accounted for as interest expense.

Summit Note

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

The charge of the amortization of debt discounts and costs for the year ended December 31, 2014 was $21,478 accounted for as interest expense.

GE Park Note

On October 22, 2013, GE Park, LLC loaned the Company $95,000 to be used for working capital purposes. These notes bear interest at 4% per annum and are due on demand. On November 22, 2014, this promissory loan was modified into convertible note and subsequently transferred to Apollo Capital Corp.

The Note bears interest at the rate of 4% per annum. All interest and principal must be repaid on within five days after demand. The note is convertible into common stock, at a 50% discount to the average lowest trading prices of the common stock during the 10 trading day period prior to conversion.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the inception of the notes, the Company determined the aggregate fair value of $187,188 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 278.85%, (3) weighted average risk-free interest rate of 0.02, (4) expected life of 0.25 year, and (5) estimated fair value of the Company’s common stock of $0.00719 per share.

The determined fair value of the debt derivatives of $152,414 was charged as a loss on debt modification.

During the year GE Park, LLC loaned the Company $166,200 to be used for working capital purposes. These notes bear interest at 4% per annum and are due on demand.

In addition, the Company issued GE Park a convertible note in the amount of $79,750 on November 25, 2014. The cash purchase price of $72,500 (which amount is net of the pro-rata portion of original issue discount of $7,250) was received by the Company on the issuance date

The Note bears interest at the rate of 4% per annum. All interest and principal must be repaid on May 25, 2015. The note is convertible into common stock, at a 50% discount to the lowest trading prices of the common stock during the 20 trading day period prior to conversion.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the inception of the notes, the Company determined the aggregate fair value of $139,421 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 280.29%, (3) weighted average risk-free interest rate of 0.07%, (4) expected life of 0.50 year, and (5) estimated fair value of the Company’s common stock of $0.00719 per share.

The determined fair value of the debt derivatives of $72,500 as charged as a debt discount up to the net proceeds of the note with the remainder of $66,921 charged to current period operations as non-cash interest expense.

The charge of the amortization of debt discounts and costs for the year ended December 31, 2014 was $8,612 and was accounted for as interest expense.

Interest expense for the ended December 31, 2014 and 2013 totaled $7,954 and $845, respectively. Accrued interest at December 31, 2014 and 2013 totaled $8,799 and $845, respectively.

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continued losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.

The Company’s primary need for cash during the next 12 months is to fund payments of operating costs. At December 31, 2014 and 2013, the Company had working capital deficiencies and stockholders’ deficit of $5,557,131 and $5,541,403, respectively and $2,645,658 and $2,623,173, respectively.

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

The accompanying audited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Related Party Transactions

At December 31, 2014 and 2013, we had outstanding net advances and loans from related parties of $1,062,380 and $941,343, respectively. During the years ended December 31, 2014 and 2013, we recorded interest expense on these advances and loans in the amount of $43,630 and $16,671, respectively.

At December 31, 2014 and 2013, we had outstanding net convertible loans from related parties of $110,862 and $-0-, respectively. During the years ended December 31, 2014 and 2013, we recorded interest expense on these loans in the amount of $43,630 and $16,671, respectively.

RDRD, substantial shareholder of the Company had non-interest bearing demand loans to the Company aggregating $363,980. The loans to Seaniemac aggregating $516,498 bear interest at 4% per annum. At December 31, 2014 and 2013, loans payable were $880,478 and $832,140, respectively, and accrued interest totaled $34,831 and $15,826, respectively. The Company imputed interest of $22,804 and $13,562 on amount loaned to the Company by RDRD during the years ended December 31, 2014 and 2013, respectively, at an assumed rate of 8% per annum.

Interest expense to related parties totaled $47,973 and $35,014 for the years ended December 31, 2014 and 2013, respectively.

Consulting fees incurred for GE Park, LLC were $50,000 and $0 during years ended December 31, 2014 and 2013.

Receivable – Related party

During the year ended December 31, 2014 and 2013, the Company was using one of its officer’s bank accounts for business purposes. As of December 31, 2014 and 2013, $1,825 and $2,509, respectively, was recorded as a receivable from a related party.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Critical Accounting Policies

Our consolidated financial statements and related public information are based on the application of U.S. GAAP. Our significant accounting policies are summarized in Note 4 to our consolidated financial statements. While all of these significant accounting policies impact our financial condition and the results of our operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements. Our critical accounting policies are discussed below.

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

Revenue Recognition

Revenue is recognized upon the completion of the related gaming event. Gross gaming revenue is the gross gaming yield (which is the difference between gaming wins and losses), and includes promotional betting (“Free Bets”), net of the revenue share portion due our third-party provider (see Note 4 to our consolidated financial statements included herein). Free Bets are included in promotional allowances and are deducted from gross gaming revenue. All other costs are included in selling, general and administrative expenses. For the years ended December 31, 2014 and 2013, no revenue share amounts were due to our third-party provider.

Stock-Based Compensation Arrangements

The Company accounts for stock-based compensation arrangements in accordance with guidance provided by the FASB ASC 718. This guidance addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as well as share grants and other awards issued to employees and non-employees under free-standing arrangements. These awards are recorded at costs that are measured at fair value on the awards’ grant dates, based on the estimated number of awards that are expected to vest and will result in charges to operations.

From time to time, our shares of common stock and warrants have been issued as payment to employees and non-employees for services. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in our consolidated financial statements for certain of its assets and expenses.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2014 and 2013, the Company did not have any derivative instruments that were designated as hedges.

Recently Issued Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). This guidance eliminates the requirement to categorize investments within the fair value hierarchy if their fair value is measured using the net asset value (“NAV”) per share practical expedient in the FASB’s fair value measurement guidance. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, The Company does not expect the adoption of ASU 2015-07 to have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting this new guidance but at this time does not expect it to have an impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

In June 2014, the FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2014, the FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on the results of operations, financial condition or cash flow.

Recent Developments

On January 28, 2015, we entered into an investment agreement (the “Investment Agreement”) with Summit Trading, Ltd. (“Summit”), pursuant to which Summit agreed to invest up to $5 million to purchase our common stock.

Also on January 28, 2015, we entered into a registration rights agreement (the “Registration Rights Agreement”) with Summit, pursuant to which we agreed to use all commercially reasonable efforts to file, within 30 days of the date of the Registration Rights Agreement, with the Securities and Exchange Commission (the “Commission”) a registration statement on Form S-1 covering the resale of the shares issued or issuable pursuant to the Investment Agreement, the Commitment Shares (as such term is hereinafter defined), any shares of capital stock issued or issuable with respect to such shares of common stock, if any, as a result of any stock split, stock dividend, recapitalization exchange or similar event or otherwise which have not been (i) included in the Registration Statement or (ii) sold under circumstances meeting all of the applicable conditions of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). We agreed to use all commercially reasonable efforts to have the Registration Statement declared effective by the Commission as soon as practicable, but in no event later than 90 days after the date of the Registration Rights Agreement (the “Effectiveness Deadline”). Pursuant to the terms of the Investment Agreement, if the Registration Statement is not declared effective by the Commission on or prior to the Effectiveness Deadline, we will issue the Commitment Shares to Summit. For purposes of the Investment Agreement, “Commitment Shares” means the number of shares of our common stock equal to the quotient obtained by dividing (a) $5,000 by (b) the arithmetic average of the VWAPs over the 10 trading day period immediately preceding the Effectiveness Deadline, rounded up to the nearest whole share.

Pursuant to the terms of the Investment Agreement, from time to time during the Open Period (as hereinafter defined), but no more than once every 20 trading days, we may, in our sole discretion, deliver a drawdown notice to Summit indicating the dollar amount of the shares which we intend to sell to Summit on the closing date. The “Open Period” means the period beginning on and including the trading day immediately following the effective date of the Registration Statement and ending on the earlier to occur of (a) the date which is 48 months from the effective date of the Registration Statement, or (b) termination of the Investment Agreement. The maximum amount that we will be entitled to drawdown shall be the lesser of (i) $200,000, or (ii) 200% of the average daily trading volume of the common stock during the 10 days preceding the drawdown notice, so long as such amount does not render Summit a holder of more than 4.99% of our outstanding shares. The price per share shall be equal to 90% of the average of the two lowest closing bid prices of our common stock during the five consecutive trading days prior to a drawdown.

Pursuant to the terms of the Investment Agreement, we agreed to pay Summit a commitment fee equal to 0.25% of each drawdown amount. In addition, we agreed to pay $5,000 of Summit’s legal fees with the first drawdown. We also agreed to cause our executive officers, directors and other related parties under our control to refrain from selling our common stock during the five consecutive trading days prior to a drawdown.

Each of the Investment Agreement and the Registration Rights Agreement contains customary representations, warranties, covenants and indemnification provisions.

The Investment Agreement will terminate upon any of the following events: (i) Summit has purchased an aggregate of $5 million in ours common stock pursuant to the Investment Agreement, (ii) the date which is 48 months after the effective date of the Registration Statement, or (iii) at such time that the Registration Statement is no longer in effect.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-29 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Prior independent registered public accounting firm

On October 14, 2014, the Board of Directors of Seaniemac International, Ltd. (the “Company”) accepted the resignation of its independent registered public accounting firm Baker Tilly Virchow Krause, LLP (“Baker Tilly”). Baker Tilly audited the Company’s financial statements for the fiscal years ended December 31, 2013 and 2012.

The reports of Baker Tilly on the Company’s financial statements for the fiscal years ended December 31, 2013 and 2012 did not contain an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope, or accounting principles, except that both such reports raised substantial doubts on our ability to continue as a going concern as a result of the Company’s continued losses from operations since inception, and had both stockholders’ and working capital deficiencies.

During our two most recent fiscal years and through the date of resignation, (a) the Company had no disagreements with Baker Tilly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of Baker Tilly would have caused it to make reference to the subject matter of the disagreement in connection with its reports and (b) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company provided Baker Tilly with a copy of this Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission, and requested that the firm furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements made in the Report on Form 8-K, and if not, stating the aspects with which they do not agree. A copy of the letter provided by Baker Tilly is filed as Exhibit 16.1 to the Report on Form 8-K.

(b) New independent registered public accounting firm

On October 16, 2014, our Board of Directors approved the engagement of RBSM LLP (“RBSM”) as our independent registered public accounting firm and RBSM was engaged on October 16, 2014. During the Company’s two most recent fiscal years ended December 31, 2013 and 2012 and from January 1, 2014 through October 15, 2014, neither the Company nor anyone on its behalf consulted RBSM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided to the Company that RBSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable event as defined in Regulation S-K, Item 304(a)(1)(iv) and Item 304(a)(1)(v).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, including the CEO, who is also the CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2014.

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

Management identified a material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. We did not maintain an adequate number of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, including the performance of internal audit functions and segregation of duties. In addition, management determined that the lack of an audit committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s Report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only Management’s Report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this annual report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the members of our Board of Directors and executive officers.

Name	Age	Positions and Offices Held
Barry M. Brookstein	74	Director, Chief Executive Officer, Chief Financial Officer, Secretary
Shane O’Driscoll	42	Director
Jon M. Garfield	51	Director

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

Barry M. Brookstein. Mr. Brookstein served as our Chief Financial Officer and each of its subsidiaries from such entities’ formation through our merger with and into our predecessor, GSA Publications, Inc. in February 2006. Since the 2006 merger, he served as our Chief Financial Officer and Chief Financial Officer of each of our subsidiaries, as well as our Secretary, Treasurer and director and serves in such capacity on a part time basis. Effective November 23, 2010, he became the Chairman of the Board and Chief Executive Officer of our Company upon the resignation of Mr. Garfinkel. Prior to joining the Company, Mr. Brookstein devoted his full-time to his accounting practice. Mr. Brookstein also currently devotes a portion of his time to his accounting practice. Mr. Brookstein is a graduate of Pace University and has over 40 years of experience in public accounting.

Shane O’Driscoll. Since 2008, Mr. O’Driscoll has served as Entertainment Director at INEC, Gleneagle Hotel Group, Killarney, Ireland. Mr. O’Driscoll’s duties include managing a staff of over 30 employees, all event, festival and production management and procurement of artists and talent for shows. Since 2007, Mr. O’Driscoll has also served as the Director of the Killarney Summerfest.

Jon M. Garfield. Mr. Garfield served as the chairman of the audit committee and Board of Directors for Neah Powers, Inc., a publicly traded technology company from 2008 through the present. From 2005 through 2010, Mr. Garfield as the Chief Financial Officer of Clearant, Inc. and from 2007 to 2010 was also its Chief Executive Officer and director, a publicly traded medical technology device company. Mr. Garfield earned a bachelor’s degree from the University of Texas.

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

Board Oversight in Risk Management

Our Chief Executive Officer also serves as Chairman of the Board of Directors and we do not have a lead director. In the context of risk oversight, we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board. The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our company faces. Because our Board is comprised solely of members of our management, these individuals are responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, none of our executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2014 except for Messrs. Brookstein and O’Driscoll and RDRD II Holdings LLC who have not filed the required Section 16(a) reports.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain information for the fiscal years ended December 31, 2014 and 2013 concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2014 and 2013.

2014 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Option Awards (1)	All Other Compensation	Total
Barry Brookstein, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	2014	$30,000	$-	$-	$30,000
	2013	$-	$-	$-	$-

Employment Agreements with Executive Officers

We have no employment agreement with Mr. Brookstein and agreed to pay him $30,000 in fiscal 2014 for services he provided to the Company. We are in discussion with Mr. Brookstein regarding future compensation.

Discussion of Director Compensation

We did not pay any director compensation during the fiscal year ended December 31, 2014. We may begin to compensate our directors in cash or otherwise at some time in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of December 16, 2015 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than 5%, (ii) each of our named executive officers and directors, and (iii) our directors and executive officers as a group.

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

Series A Senior Convertible Voting Non-Redeemable Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Barry Brookstein (1)	200,000	8.7%
All executive officers and directors as a group (1 person)	200,000	8.7%

(1)	Mr. Brookstein is a Director and our Chief Executive Officer, Chief Financial Officer, and Secretary.

Series B Senior Subordinated Convertible Voting Redeemable Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Barry Brookstein (1)	1,250,000	(2)	100%
All executive officers and directors as a group (1 person)	1,250,000	(2)	100%
Spirits Management Inc. (3)	750,000		60%

(1)	Mr. Brookstein is a Director and our Chief Executive Officer, Chief Financial Officer, and Secretary.

(2)	Includes 750,000 shares of Series B Preferred Stock owned by Spirits Management, Inc. a corporation in which Mr. Brookstein serves as an executive officer and director and is the sole stockholder (“Spirits”).

(3)	Spirits is a corporation in which Mr. Brookstein, our Chief Executive Officer, Chief Financial Officer, and Secretary, serves as an executive officer and director and is the sole stockholder. Spirits’ address is c/o Seaniemac International, Inc., 780 New York Avenue, Suite A, Huntington, New York 11743.

Series C Senior Subordinated Convertible Voting Redeemable Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Barry Brookstein (1)	857,593	(2)	46.9%
All executive officers and directors as a group (1 person)	857,593	(2)	46.9%
Spirits Management Inc. (3)	450,601		24.6%
Phone Tel New Corp. (4)	202,491		11.1%
Tele-Serv Inc. (4)	141,345		7.7%
Telmax Co. Inc. (4)	160,390		8.8%
Agile Opportunity Fund, LLC (5)	466,750		25.5%

(1)	Mr. Brookstein is a Director and our Chief Executive Officer, Chief Financial Officer, and Secretary.

(2)	Includes (a) 450,601 shares of Series C Preferred Stock owned by Spirits, a corporation in which Mr. Brookstein serves as an executive officer and director and is the sole stockholder.

(3)	Spirits is a corporation in which Mr. Brookstein, our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, serves as an executive officer and director and is the sole stockholder. Spirits’ address is c/o Seaniemac International, Inc., 780 New York Avenue, Suite A, Huntington, New York 11743.

(4)	The address for Phone Tel New Corp., Tele-Serv Inc., and Telmax Co. Inc. is 153 Symphony Court, Eastport, New York 11941.

(5)	The address for Agile Opportunity Fund, LLC is 1175 Walt Whitman Road, Melville, New York 11747.

Series D Senior Convertible Voting Redeemable Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Barry Brookstein (1)	100,000	100%
All executive officers and directors as a group (4 persons)	100,000	100%

(1)	Mr. Brookstein is a Director and our Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Barry Brookstein (2)	726,775	(3)		*
All executive officers and directors as a group (4 persons)	726,775	(3)		*

* Represents less than 1.0%.

(1)	Based on an aggregate of 673,842,729 common shares outstanding on a fully diluted basis (which includes the common stock issuable upon conversion of the preferred stock).

(2)	Mr. Brookstein is a Director and our Chief Executive Officer, Chief Financial Officer, and Secretary.

(3)	Represents (a) 367,905 shares of Common Stock held directly, (b) 32 shares of Common Stock held by Mr. Brookstein as custodian under the California Uniform Transfers to Minors Act, (c) 26,245 shares of Common Stock owned by Spirits, (d) 20,111 shares of Common Stock issuable upon conversion of the 200,000 shares of Series A Preferred Stock owned by Mr. Brookstein, (e) 50,277 shares of Common Stock issuable upon conversion of the 500,000 shares of Series B Preferred Stock owned by Mr. Brookstein, (f) 75,416 shares of Common Stock issuable upon conversion of the 750,000 shares of Series B Preferred Stock owned by Spirits, (g) 40,925 shares of Common Stock issuable upon conversion of the 406,992 shares of Series C Preferred Stock owned by Mr. Brookstein, (h) 45,310 shares of Common Stock issuable upon conversion of the 450,601 shares of Series C Preferred Stock owned by Spirits, and (i) 100,554 shares of Common Stock issuable upon conversion of the 100,000 shares of Series D Preferred Stock owned by Mr. Brookstein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At December 31, 2014 and 2013, we had outstanding net advances and loans from related parties of $1,062,380 and $941,343, respectively. During the years ended December 31, 2014 and 2013, we recorded interest expense on these advances and loans in the amount of $43,630 and $16,671, respectively.

At December 31, 2014 and 2013, we had outstanding net convertible loans from related parties of $110,862 and $-0-, respectively. During the years ended December 31, 2014 and 2013, we recorded interest expense on these loans in the amount of $43,630 and $16,671, respectively.

RDRD, substantial shareholder of the Company had non-interest bearing demand loans to the Company aggregating $363,980. The loans to Seaniemac aggregating $516,498 bear interest at 4% per annum. At December 31, 2014 and 2013, loans payable were $880,478 and $832,140, respectively, and accrued interest totaled $34,831 and $15,826, respectively. The Company imputed interest of $22,804 and $13,562 on amount loaned to the Company by RDRD during the years ended December 31, 2014 and 2013, respectively, at an assumed rate of 8% per annum.

Interest expense to related parties totaled $47,973 and $35,014 for the years ended December 31, 2014 and 2013, respectively.

Consulting fees incurred for GE Park, LLC were $50,000 and $0 during years ended December 31, 2014 and 2013.

During the year ended December 31, 2014 and 2013, the Company was using one of its officer’s bank accounts for business purposes. As of December 31, 2014 and 2013, $1,825 and $2,509, respectively, was recorded as a receivable from a related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Baker Tilly Virchow Krause, LLP (formerly known as Holtz Rubenstein Reminick LLP) and RBSM LLP for the fiscal years ended December 31, 2014 and 2013.

	2014	2013
Audit Fees	$132,636	$57,311
Audit-Related Fees		-
Tax Fees		-
All Other Fees		-
Total	$132,636	$57,311

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. Consistent with the Board’s policy, all audit and permissible non-audit services provided by our independent registered public accounting firm during the fiscal years ended December 31, 2014 and 2013 were pre-approved by the Board.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		The consolidated financial statements and Report of Independent Registered Public Accounting Firm are included on pages F-1 through F-29.

	2.	Financial Statement Schedules

		All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3.	Exhibits.

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of February 5, 2010, among Execuserve Corp., Compliance Systems Corporation, CSC/Execuserve Acquisition Corp., W. Thomas Eley, James A. Robinson, Jr. and Robin Rennockl. (Incorporated by reference to Exhibit 2.2 of the registrant’s current report on Form 8-K filed with the Commission on February 17, 2010).

2.2	Form of Agreement and Plan of Merger (Incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K as filed with the Commission on July 29, 2013).

3.1	Composite of Articles of Incorporation of Compliance Systems Corporation, as amended to date (Incorporated herein by reference to Exhibit 3.1 to the Company’s current report on Form 8-K as filed with the Commission on February 26, 2013).

3.2	Certificate of Amendment to the Articles of Incorporation of Compliance Systems Corporation effective October 3, 2012 (Incorporated herein by reference to Exhibit 3.2 to the Company’s current report on Form 8-K as filed with the Commission on February 26, 2013).

3.3	Articles of Merger as filed with the Secretary of State of Nevada (Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the Commission on July 29, 2013).

10.2	Addendum to Promissory Note, dated July 25, 2005, between Call Compliance, Inc. and Barry Brookstein. (Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)

10.3	Addendum to Promissory Agreement, dated July 25, 2005, between Compliance Systems Corporation and Barry Brookstein. (Incorporated by reference to Exhibit 10.27 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)

10.4	Addendum to Promissory Agreement, dated July 26, 2005, between Compliance Systems Corporation and Spirits Management, Inc. (Incorporated by reference to Exhibit 10.28 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)

10.5	Non-Negotiable Promissory Note, dated July 1, 2005, between Compliance Systems Corporation and Dean Garfinkel. (Incorporated by reference to Exhibit 10.30 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)

10.8+	Employment Agreement dated September 30, 2005 between Call Compliance, Inc. and Dean Garfinkel. (Incorporated by reference to Exhibit 10.36 to Amendment Number 1 to our Registration Statement on Form SB-2/A, filed with the SEC on August 11, 2006.)

10.9+	First Amendment to Employment Agreement dated December 1, 2001, dated September 30, 2005, between Call Compliance, Inc. and Dean Garfinkel. (Incorporated by reference to Exhibit 10.36 to Amendment Number 1 to our Registration Statement on Form SB-2/A, filed with the SEC on August 11, 2006.)

10.10	Promissory Note, dated October 28, 2005, between Compliance Systems Corporation and Henry A. Ponzio. (Incorporated by reference to Exhibit 10.34 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)

10.11	$150,000 Promissory Note, dated September 30, 2006, issued by Call Compliance.com, Inc. to Nascap Corp. (Incorporated by reference to Exhibit 10.61 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.)

10.12	Security Agreement, dated March 8, 2006 by and between Call Compliance, Inc. and Nascap Corp. (Incorporated by reference to Exhibit 10.62 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.)

10.13	Guaranty Agreement, dated September 30, 2006, by Compliance Systems Corporation in favor of Nascap Corp. (Incorporated by reference to Exhibit 10.63 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.)

10.14	Consent, dated September 30, 2006, of Montgomery Equity Partners, Ltd. to the issuance by Call Compliance, Inc. of a $150,000 Promissory Note to Nascap Corp. (Incorporated by reference to Exhibit 10.64 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.)

10.15	Investor Registration Rights Agreement, dated March 16, 2007, between Compliance Systems Corporation and Cornell Capital Partners, LP. (Incorporated by reference to Exhibit 10.25 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.)

10.16	Secured Convertible Debenture, dated March 16, 2007, issued to Cornell Capital Partners, LP. (Incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.)

10.17	Form of Option Agreement, dated as of January 4, 2008, with respect to options granted by Compliance Systems Corporation to Dean Garfinkel (20,000,000 shares) and Barry M. Brookstein (10,000,000 shares). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: January 4, 2008), filed with the SEC on February 15, 2008.)

10.18	Warrant Certificate of Compliance Systems Corporation, dated as of May 6, 2008, registered in the name of Cresta Capital Strategies, LLC. (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.)

10.19	Warrant Certificate of Compliance Systems Corporation, dated as of September 2, 2008, registered in the name of Cresta Capital Strategies, LLC. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: September 2, 2008), filed with the SEC on September 5, 2008.)

10.20	Waiver and Standstill Agreement, dated as of January 26, 2009, between Compliance Systems Corporation, Call Compliance, Inc. and Nascap Corp (Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.21	Loan Modification Agreement, dated as of March 31, 2009, among Compliance Systems Corporation, Call Compliance, Inc. and Nascap Corporation (Incorporated by reference to Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.22	Amended and Restated Promissory Note of Call Compliance, Inc., dated March 31, 2009, in the principal amount of up to $750,000 and payable to Nascap Corporation (Incorporated by reference to Exhibit 10.13 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.23	Form of Class A Warrant Certificate of Compliance Systems Corporation registered in the name of Nascap Corp. (Incorporated by reference to Exhibit B to the Loan Modification Agreement made Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.24	Form of Class B Warrant Certificate of Compliance Systems Corporation registered in the name of Nascap Corp. (Incorporated by reference to Exhibit C to the Loan Modification Agreement made Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.25	Promissory Note of Call Compliance, Inc., dated as of March 3, 2009, in the principal amount of $50,000 and payable to Barry Brookstein (Incorporated by reference to Exhibit 10.16 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.26	Corporate Guaranty, dated March 3, 2009, of Compliance Systems Corporation in favor of Barry Brookstein (Incorporated by reference to Exhibit 10.17 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.27	Purchase of Software and Intellectual Property, dated April 7, 2010, from Thomas Joseph Koty in exchange for Restricted shares and warrants (Incorporated by reference to Exhibit 10.18 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.29	Consulting Agreement, dated as of February 9, 2010, between Execuserve Corp. and W. Thomas Eley. (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.30	Employment Agreement, dated as of February 9, 2010, between Execuserve and Jim Robinson. (Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.31	Employment Agreement, dated as of February 9, 2010, between Execuserve and Robin Rennockl. (Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.32	Promissory Note of Execuserve Corp., dated as of February 9, 2010 and payable to W. Thomas Eley. (Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.33	Promissory Note of Execuserve Corp., dated as of February 9, 2010 and payable to Jim Robinson. (Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.34	Form of Lock-Up Agreement to be entered into between Compliance Systems Corporation and each person or entity receiving common stock of Compliance Systems Corporation pursuant to or in accordance with the Agreement and Plan of Merger. (Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.35	Warrant Certificate of Compliance Systems Corp., dated February 11, 2010, evidencing 7.5 million common stock purchase warrants registered in the name of Moritt Hock Hamroff & Horowitz LLP. (Incorporated by reference to Exhibit 10.15 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.36	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 2.2 million common stock purchase warrants registered in the name of Dean R. Garfinkel. (Incorporated by reference to Exhibit 10.16 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.37	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 2.0 million common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.17 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.38	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 600,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.18 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.39	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 900,000 common stock purchase warrants registered in the name of Spirits Management Inc. (Incorporated by reference to Exhibit 10.19 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.40	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 3,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.20 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.41	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 4,500,000 common stock purchase warrants registered in the name of Spirits Management Inc. (Incorporated by reference to Exhibit 10.21 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.42	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 90,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.23 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.43	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 270,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.24 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.44	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 420,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.25 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.45	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 12 million common stock purchase warrants registered in the name of Dean R. Garfinkel. (Incorporated by reference to Exhibit 10.26 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.46	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 12 million common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.27 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.47	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 450,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.28 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.48	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 1,350,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.29 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.49	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 2,100,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.30 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.50	Independent Sales Representative Agreement, dated June 15, 2010, between Execuserve Corp. and EPC, LLC. (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: June 14, 2010), filed with the Securities and Exchange Commission on June 18, 2010).

10.51	Asset Purchase Agreement, dated April 7, 2010, between Thomas Joseph Koty and Call Compliance.com, Inc. (Incorporated by reference to Exhibit 10.22 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2010), filed with the Securities and Exchange Commission on June 24, 2010).

10.52	Letter Agreement, dated April 13, 2010, between Chestnut Cove Development LLC and Compliance Systems Corporation. (Incorporated by reference to Exhibit 10.23 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2010), filed with the Securities and Exchange Commission on June 24, 2010).

10.53	Warrant Certificate of Compliance Systems Corporation, dated June 30, 2010, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).

10.54	Warrant Certificate of Compliance Systems Corporation, dated June 30, 2010, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. (Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).

10.55	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 6 million common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).

10.56	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 4.5 million common stock purchase warrants registered in the name of Dean R. Garfinkel. (Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).

10.57	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).

10.58	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).

10.59	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 1.05 million common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.9 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).

10.60	Warrant Certificate of Compliance Systems Corporation, dated as of September 30, 2010, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.61	Warrant Certificate of Compliance Systems Corporation, dated as of September 30, 2010, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. (Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.62	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 6 million common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.63	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 4.5 million common stock purchase warrants registered in the name of Dean R. Garfinkel. (Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.64	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.65	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.66	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 1.05 million common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.67	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2010), filed with the Securities and Exchange Commission on April 15, 2011).

10.68	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. (Incorporated by reference to the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2010), filed with the Securities and Exchange Commission on April 15, 2011).

10.69	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.70	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.71	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. Incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.72	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.73	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.74	Warrant Certificate of Compliance Systems Corp., dated March 31, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.75	Warrant Certificate of Compliance Systems Corp., dated March 31, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management Inc. (Incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.76	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.77	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.9 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.78	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.10 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.79	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.11 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.80	Warrant Certificate of Compliance Systems Corp., dated April 26, 2011, evidencing 50,000,000 common stock purchase warrants registered in the name of Cresta Capital Strategies, LLC. (Incorporated by reference to Exhibit 10.12 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.81	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Dean Garfinkel, evidencing the exchange of 26,900,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.13 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.82	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Barry M. Brookstein, evidencing the exchange of 55,340,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.14 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.83	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Spirits Management, Inc., evidencing the exchange of 14,850,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.15 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.84	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Henry A. Ponzio, evidencing the exchange of 10,320,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.16 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.85	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Nascap Corp., evidencing the exchange of 20,720,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.17 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.86	Warrant Certificate of Compliance Systems Corp., dated June 30, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.18 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.87	Warrant Certificate of Compliance Systems Corp., dated June 30, 2011, evidencing 128,600 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.19 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.88	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.20 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.89	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.21 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.90	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.22 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.91	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.23 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.92	Warrant Certificate of Compliance Systems Corp., dated September 30, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).

10.93	Warrant Certificate of Compliance Systems Corp., dated September 30, 2011, evidencing 150,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).

10.94	Warrant Certificate of Compliance Systems Corp., dated September 30, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).

10.95	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).

10.96	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).

10.97	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).

10.98	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).

10.99	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein (Incorporated by reference to Exhibit 10.132 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Commission on April 16, 2012).

10.100	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 150,000 common stock purchase warrants registered in the name of Barry M. Brookstein (Incorporated by reference to Exhibit 10.133 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Commission on April 16, 2012).

10.101	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. (Incorporated by reference to Exhibit 10.134 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Commission on April 16, 2012).

10.102	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein (Incorporated by reference to Exhibit 10.135 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Commission on April 16, 2012).

10.103	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein (Incorporated by reference to Exhibit 10.136 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Commission on April 16, 2012).

10.104	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio (Incorporated by reference to Exhibit 10.137 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Commission on April 16, 2012).

10.105	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.138 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Commission on April 16, 2012).

10.106	Securities Exchange Agreement, dated as of June 7, 2012, between Compliance Systems Corporation and RDRD II Holding LLC (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Form 8-K as filed with the Commission on November 1, 2012).

10.107	Amendment to Securities Exchange Agreement between Compliance Systems Corporation and RDRD II Holding, LLC, dated October 29, 2012 (Incorporated herein by reference to Exhibit 10.2 as part of the Company’s Form 8-K as filed with the Commission on November 1, 2012).

10.108	Marketing Agreement between Jenningsbet, Limited and Seaniemac Ltd., dated March 13, 2012 (Incorporated herein by reference to Exhibit 10.3 as part of the Company’s Form 8-K as filed with the Commission on November 1, 2012).

10.109	Heads of Agreement/Memorandum of Understanding Seaniemac Ltd. and Boyle Media Limited dated July 13, 2012 (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Form 8-K/A (Amend. No. 1) as filed with the Commission on January 22, 2013) (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Form 8-K as filed with the Commission on February 26, 2013).

10.110	White Label Services Agreement between Boylesports and Seaniemac, Ltd. dated January 30, 2013 (Incorporated herein by reference to Exhibit 10.5 as part of the Company’s Form 8-K as filed with the Commission on February 26, 2013).

10.111	Amendment to Securities Exchange Agreement between Compliance Systems Corporation and RDRD II Holding, LLC, dated February 18, 2012 (Incorporated herein by reference to Exhibit 10.7 as part of the Company’s Form 8-K as filed with the Commission on February 26, 2013).

10.112	Securities Purchase Agreement between Registrant and Iliad Research and Trading, L.P. dated December 2, 2013 (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Form 8-K as filed with the Commission on December 10, 2013).

10.113	Secured Convertible Promissory Note (Incorporated herein by reference to Exhibit 10.2 as part of the Company’s Form 8-K as filed with the Commission on December 10, 2013).

10.114	Form of Common Stock Purchase Warrants (Incorporated herein by reference to Exhibit 10.3 as part of the Company’s Form 8-K as filed with the Commission on December 10, 2013).

10.115	Form of Buyer Notes (Incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K as filed with the Commission on December 10, 2013).

10.116	Settlement Agreement and Stipulation dated July 17, 2014 between Seaniemac International, Ltd. and IBC Funds LLC (Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the Commission on July 28, 2014).

10.117	Order Granting Approval of Settlement Agreement and Stipulation dated July 18, 2014 (Incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the Commission on July 28, 2014).

10.118	Exclusive Marketing Agreement dated as of August 20, 2014 by and between the Company and Overseas BC Marketing, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on January 30, 2015).

10.119	Forbearance Agreement dated as of October 29, 2014 by and between the Company and Iliad Research and Trading, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report for the quarter ended March 31, 2014, filed with the Commission on November 26, 2014).

10.120	Investment Agreement dated as of January 28, 2015 by and between the Company and Summit Trading, Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2015).

10.121	Registration Rights Agreement dated as of January 28, 2015 by and between the Company and Summit Trading, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2015).

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006).

21.1*	Subsidiaries of the Registrant.

24.1*	Power of Attorney (included on signature page).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

(b) The exhibits filed with this annual report on Form 10-K are listed above in response to Item 15(a)(3).

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seaniemac International, Ltd.
(Registrant)

By:	/s/ Barry Brookstein
Barry Brookstein
Chief Executive Officer

Date:	December 31, 2015

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

Signature	Title	Date

/s/ Barry Brookstein	Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal financial and accounting officer)	December 31, 2015
Barry Brookstein

/s/ Shane O’Driscoll	Director	December 31, 2015
Shane O’Driscoll

/s/ Jon M. Garfield	Director	December 31, 2015
Jon M. Garfield

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Seaniemac International, Ltd.

Huntington, New York

We have audited the accompanying consolidated balance sheets of Seaniemac International, Ltd and Subsidiaries (the “Company”), as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seaniemac International, Ltd as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of December 31, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the 2013 consolidated financial statements have been restated to correct the accounting for the sale and related currency translation exchange rate in December 2013 and properly present funds were in receivable-related parties account.

RBSM LLP

New York, New York

December 30, 2015

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
		(Restated)
ASSETS
Current Assets:
Cash	$446	$4,233
Receivable – Related Parties	1,825	2,509
Prepaid expenses and other current assets	76,473	135,414
Total Current Assets	78,744	142,156

Equipment, net	1,446	2,398

Deferred loan costs, net	14,282	20,087

Total Assets	$94,472	$164,641

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Convertible promissory notes, net	$421,865	$185,772
Notes payable	66,530	30,000
Accounts payable and accrued expenses	2,055,869	1,570,699
Loans payable - related parties	1,062,380	941,343
Convertible loans payable - related parties , net	110,862	-
Accrued officer’s compensation	90,000	60,000
Debt derivative liabilities	1,282,532	-
Warrant derivative liabilities	545,837	-
Total Current Liabilities	5,635,875	2,787,814

Total Liabilities	5,635,875	2,787,814

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Seaniemac International, Ltd. Stockholders’ Deficit
Convertible Preferred Stock, $0.001 par value:
Series A: 2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Series D: 100,000 shares authorized, 100,000 shares issued and outstanding, respectively	100	100
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 74,721,445 and 42,170,345 shares issued and outstanding, respectively	74,721	42,170
Additional paid-in capital	1,890	204,077
Subscriptions receivable	(131)	(131)
Accumulated other comprehensive income (loss)	49,642	(52,790)
Accumulated deficit	(5,124,752)	(2,532,095)
Total Seaniemac International, Ltd. Stockholders’ Deficit	(4,993,157)	(2,333,296)
Non-controlling Interest	(548,246)	(289,877)
Total Stockholders’ Deficit	(5,541,403)	(2,623,173)

Total Liabilities and Stockholders’ Deficit	$94,472	$164,641

See the accompanying notes to consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2014	2013
		(Restated)
Gross gaming revenue	$589,073	$233,556

Promotional allowances	457,224	191,404

Net gaming revenue	131,849	42,152

Operating Expenses:
Selling, general and administrative expenses	1,671,835	1,482,149

Operating Loss	(1,539,986)	(1,439,997)

Other Income (Expense):
Loss on change in fair value of debt derivative liabilities	(137,522)	-
Gain on change in fair value of warrant derivative liabilities	44,201	-
Loss on debt modification	(187,188)	-
Interest expense (including amortization of loan costs )	(1,028,627)	(60,986)
Realized foreign exchange loss	(1,904)	(5,796)

Net Loss	(2,851,026)	(1,506,779)

Loss Attributable to Non-controlling Interest	258,369	266,593

Net Loss Attributable to Common Shareholders	$(2,592,657)	$(1,240,186)

Basic and Diluted Per Share Data:
Net Loss - Basic	$(0.05)	$(0.03)
Net Loss - Diluted	$(0.05)	$(0.03)

Weighted Average Shares Outstanding -
Basic and Diluted	54,600,467	41,600,482

See the accompanying notes to consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Continued)

	Year ended December 31,
	2014	2013
		(Restated)
Consolidated net loss	$(2,851,026)	$(1,506,779)
Other comprehensive loss, net of tax:
Foreign currency translation income (loss)	102,432	(45,139)
Comprehensive loss	(2,748,594)	(1,551,918)
Comprehensive loss attributable to non-controlling interest	(227,639)	(280,135)
Comprehensive loss attributable to common shareholders	$(2,520,955)	$(1,271,783)

See the accompanying notes to consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficiency

Years Ended December 31, 2013 and 2014

	Preferred Stock				Common Stock
							Additional	Other	Non-
	Series	Series	Series	Series			Paid-in	Comprehensive	controlling	Subscriptions	Accumulated
	A	B	C	D	Shares	Amount	Capital	Loss	Interest	Receivable	Deficit	Total
Balances at January 1, 2013	$2,294	$1,250	$1,829	$100	41,170,345	$41,170	$-	$(7,651)	$(23,284)	$(131)	$(1,291,909)	$(1,276,332)
Value of warrants issued							23,625					23,625
Imputed interest on realted party loan							21,452					21,452
Stock based compensation					1,000,000	1,000	159,000					160,000
Net loss									(266,593)		(1,240,186)	(1,506,779)
Foreign currency translation adjustment								(45,139)				(45,139)
Balances at December 31, 2013	2,294	1,250	1,829	100	42,170,345	42,170	204,077	(52,790)	(289,877)	(131)	(2,532,095)	(2,623,173)
Imputed interest on related party loan	-	-	-	-	-	-	24,869	-	-	-	-	24,869
IBC A/P conversion	-	-	-	-	30,651,100	30,651	237,632	-	-	-	-	268,283
Stock based compensation	-	-	-	-	1,900,000	1,900	125,350	-	-	-	-	127,250
Net loss	-	-	-	-	-	-	-	-	(258,369)	-	(2,592,657)	(2,851,026)
Value of warrants issued							(590,038)				-	(590,038)
Foreign currency translation adjustment	-	-	-	-	-	-	-	102,432	-	-	-	102,432
Balances at December 31, 2014	$2,294	$1,250	$1,829	$100	74,721,445	$74,721	$1,890	$49,642	$(548,246)	$(131)	$(5,124,752)	$(5,541,403)

See the accompanying notes to consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, inclusive of non-controlling interest	$(2,851,026)	$(1,506,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	952	190
Amortization of website development and hosting	51,197	26,782
Share based payments	127,250	160,000
Non-cash interest	442,267	-
Change in fair value of debt derivatives liability	137,523	-
Change in fair value of warrant derivative liability	(44,201)	-
Forbearance penalty	152,500	-
Amortization of debt discount and OID attributable to convertible debt	298,924	1,027
Amortization of deferred loan costs	22,030	4,783
Imputed interest	24,869	37,352
Loss on debt modification	187,188
Changes in assets and liabilities:
Receivable – Related Parties	684	(2,509)
Prepaid expenses and other current assets	7,744	(57,797)
Accounts payable and accrued expenses	773,155	371,995
Accrued officers’ compensation	30,000	60,000
Total adjustments	2,212,082	601,823
Net Cash Used in Operating Activities	(638,944)	(904,956)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(2,588)
Net Cash Used in Investing Activities	-	(2,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term note payable	36,530
Proceeds from issuance of convertible notes, net	243,585	227,500
Payment of loan costs	(26,506)	(44,000)
Proceeds from loans from related parties	279,116	772,690

Net Cash Provided By Financing Activities	532,725	956,190

Effect of foreign exchange fluctuations on cash	102,432	(45,139)

NET (DECREASE) INCREASE IN CASH	(3,787)	3,507

CASH - Beginning of Period	4,233	726

CASH - End of Period	$446	$4,233

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

SUPPLEMENTAL INFORMATION:
Cash Paid During the Period for:
Interest	$-	$17,828
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of warrants issued	$-	$23,625
Debt derivative liability at inception	$1,145,010	$-
Warrant derivative liability at inception	$590,038	$-
Common stock issued in settlement	$268,283	$-
Reclass from loan payable- related parties to convertible loan payable- related parties	$95,000	$-

See the accompanying notes to consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

1. Organization

The Company’s Board of Directors approved a change of its name to Seaniemac International, Ltd. (the “Company”) effective August 16, 2013 in connection with its current business focus in the operation and expansion of its on-line gaming website Seaniemac.com. The name change was effected through the Company’s acquisition of a 70% interest in Seaniemac Limited in which the Company was the surviving entity as discussed below. In accordance with the Nevada Revised Statutes, the Company changed its name effective August 16, 2013. This action was approved by the company’s Board of Directors on June 16, 2013 and no consent of Company’s stockholders was required under Nevada law.

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

Seaniemac, is an Irish company that was incorporated on December 11, 2011. Its corporate charter authorizes 100,000 shares of one class of stock. Seaniemac has issued 100 of those shares, 70 of which we acquired from RDRD in the acquisition. Seaniemac began generating revenue from the second quarter of 2013 from its on-line gaming website that operates in the Irish market.

3. Restatement of Previously Issued Financial Statements

The Company has restated its audited financial statement for the year ended December 31, 2013, filed on October 10, 2014.

	For the year ended December 31, 2013		For the year ended December 31, 2013
	As Reported	Adjustments	Restated
Current Assets
Cash	$6,742	$(2,509)	$4,233
Receivable-related parties	-	2,509	2,509
Prepaid expenses and other current assets	114,989	20,425	135,414
Total Current Assets	121,731	20,425	142,156

Equipment, net	2,399	(1)	2,398

Deferred loan costs, net	20,087	-	20,087

Total Assets	$144,217	$20,424	$164,641

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Convertible promissory note	$187,241	$(1,469)	$185,772
Short-term and demand notes payable	30,000	-	30,000
Accounts payable and accrued expenses	1,476,336	94,363	1,570,699
Accrued officer’s compensation	60,000	-	60,000
Loans payable and accrued interest - related party	958,014	(16,671)	941,343
Total Current Liabilities	2,711,591	76,223	2,787,814

Total Liabilities	$2,711,591	$76,223	$2,787,814

Commitments and Contingencies

Stockholders’ Deficit
Convertible Preferred stock, $0.001 par value;
Series A: 2,500,000 shares authorized 2,293,750 shares issued and outstanding	2,294	-	2,294
Series B: 1,500,000 shares authorized, 1,250,00 shares issued and outstanding	1,250	-	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	-	1,829
Series D: 100,000 shares authorized, 100,000 shares issued and outstanding, respectively	100	-	100
Common stock $0.001 par value; 2,000,000,000 shares authorized, “42,170,345 and 41,170,345 shares issued and outstanding, respectively	42,170	-	42,170
Additional paid in capital	204,077	-	204,077
Subscription Receivable	(131)	-	(131)
Accumulated other comprehensive income	(51,635)	(1,155)	(52,790)
Accumulated deficit	(2,491,962)	(40,133)	(2,532,095)

Total Stockholders’ Deficit	(2,292,008)	(41,288)	(2,333,296)
Non - controlling Interest	(275,366)	(14,511)	(289,877)
Total Liabilities and Stockholders’ Deficit	$144,217	$20,424	$164,641

	RESTATED STATEMENT OF OPERATIONS
	For the year Ended December 31, 2013 As Reported	Adjustments	For the Year Ended December 31, 2013 Restated
Gross gaming revenue	$156,630.00	$76,926.00	$233,556.00

Promotional Allowances	$116,121.00	$75,283.00	$191,404.00

Net gaming revenue	$40,509.00	$1,643.00	$42,152.00

Operating Expenses
Selling, general and administrative expenses	1,429,585	52,564	1,482,149
Total Operating Expenses	1,429,585	52,564	1,482,149

Loss from Operations	(1,389,076)	(50,921)	(1,439,997)

Other Income/(Expenses)
Interest expense (including amortization of loan coasts)	(60,986)		(60,986)
Realized foreign exchange loss	(2,073)	(3,723)	(5,796)
Total Other Income/(Expenses)	(63,059)	(3,723)	(66,782)

Consolidated Net Loss	(1,452,135)	(54,644)	(1,506,779)

Loss Attributable to Non-Controlling Interest	252,082	14,511	266,593

Net Income (Loss)	$(1,200,053)	$(40,133)	$(1,240,186)

Net Income (Loss) Per Share - Basic and Diluted	$(0.03)		$(0.03)

Weighted average number of shares outstanding during the period - Basic and Dilated	41,603,222		41,600,482

Consolidated net loss	$(1,452,135)	$(54,644)	$(1,506,779)
Other comprehensive loss, net of tax:
Foreign currency translation income (loss)	(43,984)	(1,155)	(45,139)
Comprehensive loss	$(1,496,119)		$(1,551,918)
Comprehensive loss attributable to non-controlling interest	265,277	14,858	280,135
Comprehensive loss attributable to common shareholders	$(1,230,842)		$(1,271,783)

Subsequent to the filing of the Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”), the Company reviewed its accounting methodology relating to its sale and related currency translation exchange rate in December 2013. In addition, the Company believes that the presentation of cash on the previously issued balance sheets did not fully disclose that the funds were in receivable-related parties account. The description has been revised on the face of the consolidated balance sheets to indicate that the receivable-related parties account.

The foregoing restatement is being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, to provide a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings in the statement of financial position as of the beginning of each period presented.

The restatement pertains to the fourth quarter ended December 31, 2013 and has no effect on the previously filed first to third quarterly reports for the year ended December 31, 2013.

4. Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception. At December 31, 2014 and 2013, the Company had working capital deficiencies and stockholders’ deficit of $5,557,131 and $5,541,403, respectively and $2,645,658 and $2,623,173, respectively.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. The Company launched its on-line gaming website that targets the Irish market which began to generate revenues during the quarter ended June 30, 2013. The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured.

Management intends to finance operating costs over the next 12 months with existing cash on hand, loans from stockholders and directors, and a possible private placement of our securities. No stockholder, director, or possible private placement participant has agreed to loan us any funds nor agreed to purchase any of our securities. The Company is currently in negotiations with a potential investor to purchase shares of our common stock. Although we can give no assurance that the transaction will close, the parties are working toward finalizing an agreement in the fiscal year ending December 31, 2015. If the transaction is consummated, we expect to use the proceeds from the sale of common stock to the investor to partially fund our operating costs. The Company continues to explore various financing alternatives, including debt and equity financings and strategic partnerships, as well as trying to generate additional revenue. However, at this time, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

The accompanying audited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

5. Summary of Significant Accounting Policies

A. Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries including Call Compliance, Inc., Telephone Blocking Services Corporation, Call Compliance.com, Inc., Jasmine Communications, Inc., Call Center Tools, Inc., Execuserve Corp. which are inactive and its 70% owned subsidiary, Seaniemac. All inter-company balances and transactions have been eliminated in consolidation.

The Company formed a subsidiary in Isle of Man called Pledge Limited in October 2012 that was intended to operate as a billing entity to utilize favorable tax treatment in the Isle of Man. The Company abandoned this plan and no transactions were transpired through this entity which remains dormant. There were no assets, liabilities or any transactions for Pledge Limited during its existence.

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

D. Revenue Recognition

Gross gaming revenue is the gross gaming yield which is the difference between gaming wins and losses and includes promotional betting (“Free Bets”). Free Bets are included in promotional allowances and are deducted from gross gaming revenue to arrive at the net gaming revenue. All other costs are included in selling, general and administrative expenses.

Significant Customers

During the year ended December 31, 2014 the Company had one customer which accounted for more than 10% of the Company’s revenues (17.9%).

During the year ended December 31, 2013 the Company had none customers which accounted for more than 10% of the Company’s revenues.

E. Advertising

All advertising costs are expensed as incurred. Advertising costs incurred for the production of a commercial are considered prepaid expenses until the commercial airs, at which time such costs are expensed.

F. Stock Based Compensation Arrangements

The Company has accounted for stock-based compensation arrangements in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718”). This guidance addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as well as share grants and other awards issued to employees and non-employees under free-standing arrangements. These awards are recorded at costs that are measured at fair value on the awards’ grant dates, based on the estimated number of awards that are expected to vest and will result in charges to operations.

From time to time, our shares of common stock and warrants have been issued as payment to employees and non-employees for services. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in our consolidated financial statements for certain of its assets and expenses.

G. Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton pricing model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

We have determined that certain convertible debt instruments outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). Certain of the convertible debentures have a variable exercise price, thus are convertible into an indeterminate number of shares for which we cannot determine if we have sufficient authorized shares to settle the transaction with. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. Any change in fair value during the period recorded in earnings as “Other income (expense) - gain (loss) on change in derivative liabilities.”

Debt Derivative Liability:

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability – December 31, 2014	$1,282,532	$—	$—	$1,282,532
Derivative liability – December 31, 2013 (Restated)	$—	$—	$—	$—

The following table represents the Company’s derivative liability activity for the year ended:

Balance at December 31, 2013 (Restated)	$-
Initial measurement at issuance date of the notes	1,145,010
Change in derivative liability during the year ended December 31, 2014	137,522
Balance December 31, 2014	$1,282,532

Warrant derivative liability:

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrant liability – December 31, 2014	$545,837	$—	$—	$545,837
Warrant liability – December 31, 2013 (Restated)	$—	$—	$—	$—

The following table represents the Company’s warrant liability activity for the year ended:

Balance at December 31, 2013 (Restated)	$-
Initial measurement at issuance date of the notes	590,038
Change in derivative liability during the year ended December 31, 2014	(44,201)
Balance December 31, 2014	$545,837

H. Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. The Company currently has no cash equivalents which would consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased.

I. Allowance for Doubtful Accounts

The Company reserves for receivables that may not be collected. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. During the years ended December 31, 2014 and 2013 the Company did not record any accounts receivable and no associated allowance was recorded.

J. Use of Estimates in Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates. Included in these estimates are assumptions about collection of accounts receivable, useful life of fixed assets, and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

K. Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260” “Earnings per Share”. Basic earnings (loss) per share are calculated by dividing income (loss) available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified-treasury stock method).

L. Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount) – December 31, 2014	$421,865	$-	$-	$421,865
Convertible notes (net of discount) – December 31, 2013 (Restated)	$185,772	$-	$-	$185,772

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of December 31, 2014:

Balance at December 31, 2012	$-
Issuance of notes – net	280,500
Unamortized debt discount	(41,728)
Repayment of notes	(53,000)
Balance at December 31, 2013 (Restated)	$185,772
Issuance of notes – net	243,585
Unamortized debt discount	(159,992)
Forbearance penalty	152,500
Conversion of notes	-
Balance at December 31, 2014	$421,865

Convertible Loan Payable- Related party

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible notes (net of discount) Related party – December 31, 2014	$110,862	$-	$-	$110,862
Convertible notes (net of discount) Related party – December 31, 2013 (Restated)	$-	$-	$-	$-

The following table provides a summary of the changes in fair value of the Company’s Convertible loan payable- related party, which are both Level 3 liabilities as of December 31, 2014:

Balance at December 31, 2013 (Restated)	$-
Issuance of notes – net	79,750
Reclass from loan payable into convertible loan payable	95,000
Unamortized debt discount	(63,888)
Conversion of notes	-
Balance at December 31, 2014	$110,862

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of December 2014 and 2013.

M. Deferred Financing Costs

Costs incurred with obtaining and executing debt arrangements are capitalized and amortized over the term of the related debt.

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

The Company has adopted the provisions of FASB ASC 740. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2014 and 2013, the Company had no material uncertain recognized tax positions.

The Company’s policy for recording interest and penalties is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the years ended December 31, 2014 and 2013. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

P. Recently Issued Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). This guidance eliminates the requirement to categorize investments within the fair value hierarchy if their fair value is measured using the net asset value (“NAV”) per share practical expedient in the FASB’s fair value measurement guidance. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, The Company does not expect the adoption of ASU 2015-07 to have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting this new guidance but at this time does not expect it to have an impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the impact of adopting this accounting standard update on its consolidated financial statements and disclosures.

In June 2014, the FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2014, the FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on the results of operations, financial condition or cash flow.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2014	December 31, 2013
		(Restated)
Cost of website development and hosting	$47,760	$110,791
Prepaid consulting services	27,713	17,178
Deposits	1,000	-
Miscellaneous receivables	-	7,445
Total	$76,473	$135,414

Amortization of website development and hosting totaled $51,197 and $26,782 for the years ended December 31, 2014 and 2013, respectively. The prepaid costs related to website development and hosting are the upfront charges for set up, delivery and hosting of Seaniemac’s branded gaming website; amortization of these costs began in May 2013 and will be amortized over three years. The miscellaneous receivables pertain to foreign valued added taxes that have been paid by Seaniemac and are expected to be refunded. At December 31, 2014, the remaining balance was written off as the Company determined that it was uncollectible.

On March 17, 2014, the Company entered into a one year Consulting and Representation Agreement with Corporate Ads, LLC in exchange for 650,000 shares of the Company plus $10,000. The shares were valued at $35,750 based upon the closing price of the Company’s stock on March 17, 2014 of $0.055 per share. The total amount of $45,750 was included in prepaid consulting services and is being amortized over the one-year term. Amortization of $36,219 was recorded for the year ended December 31, 2014.

On September 23, 2014, the Company deposited $25,000 in an escrow account with our legal counsel. During 2014, $24,000 of these funds was used to partially pay the civil penalties of $50,000 that are due the Securities and Exchange Commission (See Note 15D).

7. Equipment, Net

Equipment consists of the following:

	Estimated Useful Life	December 31, 2014	December 31, 2013
			(Restated)
Computer equipment	5 years	$2,588	$2,588
Accumulated depreciation		(1,142)	(190)
Equipment, net		$1,446	$2,398

Depreciation expense for equipment was $952 and $190 for the years ended December 31, 2014 and 2013, respectively.

8. Deferred Loan Costs, Net

Deferred loan costs, net consists of the following:

	December 31, 2014	December 31, 2013
		(Restated)
Deferred loan costs	$37,225	$21,000
Accumulated amortization	(22,943)	(913)
Deferred loan costs, net	$14,282	$20,087

The Company incurred deferred loan costs of $21,000 in connection with a Secured Convertible Promissory Note issued to Iliad Research and Trading, L.P. (“Iliad”) on December 2, 2013. These deferred loan costs are being amortized over the twenty-three month term of the note. Amortization of deferred loan costs totaled $10,956 and $913 during the years ended December 31, 2014, and 2013, respectively.

The Company incurred deferred loan costs of $5,800 in connection with the issuance of a 10% convertible note issued to LG Capital Funding, LLC (“LG Capital”) on April 1, 2014. These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $4,350 during the year ended December 31, 2014.

Additional deferred loan costs of $5,000 were incurred in connection with the issuance of a 12% convertible note issued to WHC Capital, LLC (“WHC Capital”) on April 4, 2014. These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $3,692 during the year ended December 31, 2014.

On July 14, 2104, the Company incurred deferred loan costs of $1,750 in connection with the issuance of an 8% convertible note to LG Capital. These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $1,604 during the year ended December 31, 2014.

On August 15, 2014, the Company incurred additional deferred loans costs of $3,675 in connection with the issuance of a 10% convertible note to Summit Trading Ltd. (“Summit”). These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $1,428 during year ended December 31, 2014.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2014	December 31, 2013
		(Restated)
Accounts payable	$1,843,217	$1,453,104
Accrued expenses and other current liabilities	212,652	117,595

Total	$2,055,869	$1,570,699

Accounts payable includes $28,063 owed to Barry M. Brookstein (“Brookstein”) at December 31, 2014 and 2013. Brookstein is the Company’s chief executive officer and chief financial officer. Accounts payable also includes consulting fees of $290,560 and $241,510 payable to Seaniemac’s non-controlling shareholders at December 31, 2014 and 2013, respectively and $17,767 and $75,000 is payable to GE Park, LLC at December 31, 2014 and 2013, respectively.

Consulting fees expenses incurred for non-controlling shareholders were $161,042 and $220,078 for the years ended December 31, 2014 and 2013, respectively, and $50,000 and $75,000 were incurred for GE Park, LLC (“GE Park”) during the years ended December, 2014 and 2013, respectively.

Accrued expenses include related party accrued interest of $43,630 and $16,671 for the years ended December 31, 2014 and 2013, respectively.

10. Accrued Officer’s Compensation

The Company accrued compensation for Brookstein in the amount of $30,000 during the year ended December 31, 2014. As of December 31, 2014 and 2013, the unpaid balance was $90,000 and $60,000, respectively.

11. Notes Payable

Notes payable consist of the following:

	December 31, 2014	December 31, 2013
		(Restated)
Notes payable -Summit Trading Ltd.	$36,530	$-
Notes payable - John Koehler	30,000	30,000

Total	$66,530	$30,000

On October 1, 2003, Execuserve Corp. (“Execuserve”), issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor. Upon completion of the merger of Execuserve and the Company pursuant to an agreement and plan of merger dated as of February 5, 2010, the balance of the amount Execuserve owed Koehler was $37,000. Although the Company agreed to pay the balance in monthly installments of $1,000, the Company is in default as it has not made a payment since September 2010. The balance due to Koehler at both December 31, 2014 and 2013 totaled $30,000.

On May 29, 2014, the Company issued a demand note to Summit Trading Ltd. (“Summit”) in the amount of $8,500. A second note in the amount of $18,030 was issued to Summit on September 15, 2014, and a third note in the amount of $10,000 was issued to Summit on November 6, 2014. These notes bear interest of 4% per annum on any unpaid principal and are payable on demand. Interest expense was $292 for the year ended December 31, 2014.

12. Loans Payable – Related Parties

Loans payable to related parties consist of the following:

	December 31, 2014	December 31, 2013
		(Restated)
Loan payable - GE Park, LLC (A)	$166,200	$95,000
Loans payable - Brookstein (B)	15,702	14,202
Loans payable - RDRD II Holding, LLC(C)	880,478	832,140
Total	$1,062,380	$941,343

Convertible loans payable to related parties consist of the following:

	December 31, 2014	December 31, 2013
		(Restated)
Convertible loan payable - GE Park, LLC (A)	$95,000	$-
Convertible loan payable - GE Park, LLC (A)	79,750	-
Unamortized debt discount	(63,888)	-
Total	$110,862	$-

The Company has specified the following person and entities as related parties with ending balances as of December 31, 2014 and 2013:

RDRD, a shareholder of the Company, Barry Brookstein, our Chief Executive Officer and Chief Financial Officer and GE Park, LLC an affiliate of the non-controlling interest holder in Seaniemac minority shareholder.

A. Loan Payable – GE Park, LLC

On October 22, 2013, GE Park, LLC loaned the Company $95,000 to be used for working capital purposes. These notes bear interest at 4% per annum and are due on demand. On November 22, 2014, this promissory loan was modified into convertible note and subsequently transferred to Apollo Capital Corp.

The Note bears interest at the rate of 4% per annum. All interest and principal must be repaid on within five days after demand. The note is convertible into common stock, at a 50% discount to the average lowest trading prices of the common stock during the 10 trading day period prior to conversion.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the inception of the notes, the Company determined the aggregate fair value of $187,188 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 278.85%, (3) weighted average risk-free interest rate of 0.02, (4) expected life of 0.25 year, and (5) estimated fair value of the Company’s common stock of $0.00719 per share.

The determined fair value of the debt derivatives of $152,414 was charged as a loss on debt modification.

During the year GE Park, LLC loaned the Company $166,200 to be used for working capital purposes. These notes bear interest at 4% per annum and are due on demand.

In addition, the Company issued GE Park a convertible note in the amount of $79,750 on November 25, 2014. The cash purchase price of $72,500 (which amount is net of the pro-rata portion of original issue discount of $7,250) was received by the Company on the issuance date

The Note bears interest at the rate of 4% per annum. All interest and principal must be repaid on May 25, 2015. The note is convertible into common stock, at a 50% discount to the lowest trading prices of the common stock during the 20 trading day period prior to conversion.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the inception of the notes, the Company determined the aggregate fair value of $139,421 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 280.29%, (3) weighted average risk-free interest rate of 0.07%, (4) expected life of 0.50 year, and (5) estimated fair value of the Company’s common stock of $0.00719 per share.

The determined fair value of the debt derivatives of $72,500 as charged as a debt discount up to the net proceeds of the note with the remainder of $66,921 charged to current period operations as non-cash interest expense.

The charge of the amortization of debt discounts and costs for the year ended December 31, 2014 was $8,612 and was accounted for as interest expense.

Interest expense for the ended December 31, 2014 and 2013 totaled $7,954 and $845, respectively. Accrued interest at December 31, 2014 and 2013 totaled $8,799 and $845, respectively.

B. Loans Payable – Brookstein

At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At December 31, 2014 and 2013, loans payable to Brookstein totaled $15,702 and $14,202, respectively.

C. Loans Payable – RDRD II Holding, LLC

RDRD II Holding, LLC, a Delaware limited liability company and substantial shareholder of the Company (“RDRD”) loaned monies to the Company and its subsidiary, Seaniemac, for working capital purposes. The loans to the Company aggregating $363,980 do not bear interest and are due on demand. The loans to Seaniemac aggregating $516,498 bear interest at 4% per annum. At December 31, 2014 and 2013, loans payable were $880,478 and $832,140, respectively, and accrued interest totaled $34,831 and $15,826, respectively.

The Company imputed interest of $22,804 and $13,562 on amount loaned to the Company by RDRD during the years ended December 31, 2014 and 2013, respectively, at an assumed rate of 8% per annum.

Interest expense to related parties totaled $47,973 and $35,014 for the years ended December 31, 2014 and 2013, respectively.

13. Convertible Promissory Notes, Net

Convertible promissory notes consists of the following:

	December 31, 2014	December 31, 2013
Iliad Note (1):
Secured convertible promissory note - Iliad	$380,000		$227,500
Total	380,000		227,500
Less:
OID of $20,000, net of amortization of $11,310 and $870 as of December 31, 2014 and December 31, 2013, respectively	(8,690)		(19,130)
Loan discount of $202,500, net of amortization of $82,645 and $1,027 as of December 31, 2014 and December 31, 2013, respectively	(119,855)		(22,598)
Secured convertible promissory note - Iliad	$251,455		$185,772

Redwood Note (2):
Secured convertible promissory note - Redwood	$75,000		$-
	-		-
Total	75,000		-
Loan discount of $75,000, net of amortization of $75,000 and $0 as of December 31, 2014 and December 31, 2013, respectively	-		-
Secured convertible promissory note – Redwood (note in default)	$75,000	$

LG Capital Funding, LLC (3):
10% convertible redeemable note - LG Capital	$40,000		$-
	-		-
Total	40,000		-
Loan discount of $40,000, net of amortization of $30,027 and $0 as of December 31, 2014 and December 31, 2013, respectively	(9,973)		-
10% convertible redeemable note - LG Capital	$30,027		$-

8% convertible redeemable note - LG Capital	$36,750		$-
	-		-
Total	36,750		-
Loan discount of $36,750, net of amortization of $17,116 and $0 as of December 31, 2014 and December 31, 2013, respectively	(19,634)		-
8% convertible redeemable note - LG Capital	$17,116		$-

WHC Capital, LLC (4):
12% convertible redeemable note - WHC Capital	$32,000		$-
	-		-
Total	32,000		-
Loan discount of $32,000, net of amortization of $23,759 and $0 as of December 31, 2014 and December 31, 2013, respectively	(8,241)		-
10% convertible redeemable note - WHC Capital	$23,759		$-

Summit Trading Ltd. (5):
10% convertible redeemable note - Summit	$59,835		$-
	-		-
Total	59,835		-
Loan discount of $56,804, net of amortization of $21,478 and $0 as of December 31, 2014 and December 31, 2013, respectively	(35,327)		-
10% convertible redeemable note - Summit	$24,508		$-

Convertible promissory notes and accrued interest, net	$421,865		$185,772

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

The Company also issued Iliad five year warrants to purchase 2,132,426 shares at a conversion price of $0.12 per share of the Company’s common stock on December 2, 2013. These options were valued at $23,625 using the Black-Scholes option pricing model with the following values: risk free interest rate of 1.5%, volatility of 26.01538% and strike price of $0.12 and was amortized to interest expense during the year ended December 31, 2014.

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

The Note is subject to various default provisions, including as a result of a failure to make an installment payment by the due date, a failure to deliver shares when required under the Note, or a breach of covenants in the Note and Purchase Agreement, among others. Upon an event of default, the Note accrues interest at the default rate of 1.83% per month (or 22% per annum), compounding daily. The Company is in default on this loan as of June 2, 2014 as a result of failing to make the required installment payments, as well as a result of the Company’s failure to timely file its annual reports with the SEC. Accordingly, the total principal due to Iliad of $227,500 is classified as a current liability.

Default on Iliad Note

On October 1, 2014, Iliad presented the Company with an Event of Default Redemption Notice and is electing to redeem the full outstanding balance of the Note. Note 12 outlines the applicable penalties and additional interest due to the default. On October 29, 2014, the Company and Iliad entered into a forbearance agreement, pursuant to which Iliad agreed, subject to the terms of the forbearance agreement, to refrain and forbear, until December 10, 2014, from exercising and enforcing remedies against the Company with respect to the Note defaults, including the enforcement of the interest rate increase to 22% per annum. Pursuant to an oral agreement between the Company and Iliad on December 12, 2014, the date was extended to December 31, 2014, subject to the terms of the forbearance agreement. As a result, during the year ended December 31, 2014, the Company recorded $152,500 as forbearance liability and charged to the expenses. As of December 31, 2014, the outstanding loan balance on this including forbearance liability was $380,000.

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

The charge of the amortization of debt discounts and costs for the years ended December 31, 2014 and 2013 was $92,058 and $1,897, respectively, and was accounted for as interest expense.

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

The charge of the amortization of debt discounts and costs for the year ended December 31, 2014 was $75,000 which was accounted for as interest expense. As of date, this note is in default.

3. LG Capital Funding, LLC Notes

On April 1, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC. (“LG Capital”), for the sale of a 10% convertible note in the principal amount of $40,000 (the “Note”). The financing closed on April 1, 2014. The total net proceeds the Company received from this Offering was $40,000.

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on April 1, 2015, further as of date this was not repaid hence the note was in default. The debenture is convertible into common stock, at LG Capital’s option, at a 58% discount to the average two lowest trading prices of the common stock during the 20 trading day period prior to conversion.

On July 14, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC. (“LG Capital”), for the sale of an 8% convertible note in the principal amount of $36,750 (the “Note”). The financing closed on July 14, 2014. The total net proceeds the Company received from this Offering was $36,750.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 14, 2015. The note is convertible into common stock, at LG Capital’s option, at a 50% discount to the average two lowest trading prices of the common stock during the 20 trading day period prior to conversion. Subsequent to the year ended December 31, 2014, the LG Capital converted $36,750 during the quarter ended March 31, 2015.

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

The charge of the amortization of debt discounts and costs for the year ended December 31, 2014 was $47,143 accounted for as interest expense.

4. WHC Capital, LLC

On April 4, 2014, the Company entered into a Securities Purchase Agreement with WHC Capital, LLC. (“WHC Capital”), for the sale of a 12%convertible note in the principal amount of $32,000 (the “Note”). The financing closed on April 4, 2014. The total net proceeds the Company received from this Offering was $32,000.

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

The charge of the amortization of debt discounts and costs for the year ended December 31, 2014 was $23,759 accounted for as interest expense.

5. Summit Trading Ltd.

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

The charge of the amortization of debt discounts and costs for the year ended December 31, 2014 was $21,478 accounted for as interest expense.

14. Derivative Liabilities

As described in Note 13, in 2013 and 2014 the Company issued a convertible notes which is are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

The following table represents the Company’s debt derivative liability activity for the year ended:

Balance at December 31, 2013 (Restated)	$-
Initial measurement at issuance date of the notes	1,145,010
Change in debt derivative liability during the year ended December 31, 2014	137,522
Balance December 31, 2014	$1,282,532

At inception, the fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 242.33%, (3) weighted average risk-free interest rate of 0.03% to 0.13%, (4) expected life of 0.25 to 1.09 years, and (5) estimated fair value of the Company’s common stock of $0.0139 per share.

At December 31, 2014, the fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 234.11%, (3) weighted average risk-free interest rate of 1.20%, (4) expected life of 4.24 years, and (5) estimated fair value of the Company’s common stock of $0.0248 per share.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Warrant derivative liability

As described in Note 13, the Company issued warrants in conjunction with the issuance with certain convertible notes. These warrants contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability at the date of the effectiveness of the reset provisions. Subsequent to the initial effectiveness date, the Company is required to adjust to fair value the warrant as an adjustment to current period operations.

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

At December 31, 2014, the Company marked to market the fair value of the warrant liability and determined a fair value of $545,837. The Company recorded a gain from the change in fair value of debt derivatives of $44,201 for the year ended December 31, 2014 The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 234.11%, (3) weighted average risk-free interest rate of 1.20%, (4) expected life of 4.24 years, and (5) estimated fair value of the Company’s common stock of $0.0248 per share.

The following table represents the Company’s warrant derivative liability activity for the year ended:

Balance at December 31, 2013 (Restated)	$-
Initial measurement at issuance date of the notes	590,038
Change in warrant derivative liability during the year ended December 31, 2014	(44,201)
Balance December 31, 2014	$545,837

15. Commitments and Contingencies

A. Marketing Agreements

On January 30, 2013, Seaniemac entered into a three year White Label Services Agreement with Boylesports (“initial term”) with the option to renew for further periods of 12 months after the initial term. Boylesports will be paid approximately 65,000 Euros to set up, deliver and host the branded website. In addition, Boylesports will receive a portion of the gross gaming revenue (GGR) generated from the seanimac.com website. GGR is gross turnover, minus gross win, leaving gross gaming yield and subtracting from that amount tax and any payments to software providers. Seaniemac is entitled to 70% of GGR up to 50,000 Euros, 75% of GGR from 50,000 Euros to 250,000 Euros, 80% of GGR from 250,000 Euros to 1,000,000 Euros, and 85% of GGR in excess of 1,000,000 Euros. Minimum guaranteed payments to Boylesports during the first year of the agreement of 7,500 Euros during months four through six, 10,000 Euros during months seven through twelve and 15,000 Euros in years two and three. There were no minimum guaranteed payments during the first three months of the contract. During the year ended December 31, 2014, accrued fees to Boylesports totaled $325,337, of which $215,095 was commission due pursuant to the GGR share agreement and $110,242 was primarily attributable to customer service and processing fees.

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

B. Consulting Agreements

On April 10, 2013, the Company entered into a Consulting Agreement with Mirador for an initial six month term that may be renewed for successive six month terms. Mirador will use its best effort to locate and identify private and/or public companies for potential merger with or acquisition by the Company in addition to providing shareholder and public relation services. In exchange for these services, the Company is required to issue Mirador 1,000,000 shares of Company unregistered common stock valued at $160,000 or $0.16 per share on the date of the agreement. This amount was included in prepaid expenses and was amortized over the six month term of the agreement during 2013. The shares were issued to Mirador on July 27, 2013.

On March 17, 2014, the Company entered into a one-year Consulting and Representation Agreement with Corporate Ads, LLC in exchange for 650,000 shares of Company common stock plus $10,000. The shares were valued at $35,750 based upon the closing price of the stock on March 17, 2014 of $0.055 per share. The total amount of $45,750 was included in prepaid expenses and is being amortized over the one-year term. During the year ended December 31, 2014, $36,219 was amortized to expense.

C. Settlement Agreements

On March 13, 2014, the Company entered into a Settlement Agreement and Stipulation with IBC Funds, LLC (“IBC”), an unrelated third party. Pursuant to this agreement, IBC acquired $100,885 of Company liabilities from certain creditors. IBC agreed to accept 290,000 shares as a settlement fee in accordance with Section 3(a)(10) of the Securities Act that were valued at $0.06 per share, the March 13, 2014 closing price. The Company issued 6,693,900 shares during the year ended December 31, 2014 to IBC in full settlement of the acquired liabilities.

On May 13, 2014, the Company entered into a second Settlement Agreement and Stipulation with IBC whereby IBC agreed to acquire $50,000 of Company liabilities from certain creditors. The Company issued 4,336,200 during the year ended December 31, 2014 to IBC in full settlement of the acquired liabilities.

On July 17, 2014, the Company entered into a third Settlement Agreement and Stipulation with IBC whereby IBC agreed to acquire $100,000 of Company liabilities from certain creditors. The Company issued 19,621,000 shares during the year ended December 31, 2014 in full settlement of the acquired liabilities.

D. Receivable-Related Parties

During the years ended December 31, 2014 and 2013, in order to timely take advantage of business opportunities provided for under Irish laws, the Company processed a number of transactions through bank accounts of a related party. Following the completion of the fiscal year ended December 31, 2014, the Company as established its own banking relationships and no longer processes transactions using bank accounts of a related party.

As of December 31, 2014 and 2013, $1,825 and $2,509, respectively, was recorded as a receivable from a related party.

Further, currently, no deposit insurance system has been set up in above related party’s accounts. Therefore, the Company will bear a risk if any of these banks become insolvent.

E. Litigation

On August 14, 2014, the Company agreed to the entry of an Order Instituting Cease and Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934 (“Agreed Order”), with the SEC. The agreement with the SEC was subsequently modified on September 17, 2014 and is pending final approval from the SEC. Pursuant to the Agreed Order, the Company acknowledged that it was delinquent in its filing requirements in that it had failed to file its annual report on Form 10-K for the year ended December 31, 2013, its quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and an 8-K filing. Moreover, the Company has agreed to pay civil penalties in the total amount of $50,000 as a result of these delinquent filings. The Company is diligently working towards completing and filing its delinquent reports. The penalty of $50,000 was expensed during the third quarter of 2014. On September 23, 2014, the Company deposited $25,000 in an escrow account with its legal counsel. During 2014, $24,000 of these funds was used to partially pay the civil penalties of $50,000 that are due the Securities and Exchange Commission. (See note 6)

We are not presently a party to any material litigation, nor to the knowledge of management, is any litigation threatened against us that may materially affect us.

16. Capital Stock and Capital Stock Transactions

A. Preferred Stock

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

The Company has 10,000,000 shares of preferred stock authorized of which 6,000,000 shares were designated in three series as follows:

●	Series A Senior Convertible Voting Non-Redeemable Preferred Stock (the “Series A Preferred”) - 2,500,000 shares authorized, 2,293,750 shares issued and outstanding;

●	Series B Senior Subordinated Convertible Voting Redeemable Preferred Stock (the “Series B Preferred”) - 1,500,000 shares authorized, 1,250,000 shares issued and outstanding;

●	Series C Senior Subordinated Convertible Voting Redeemable Preferred Stock (the “Series C Preferred”) - 2,000,000 shares authorized, 1,828,569 shares issued and outstanding; and

●	Series D Senior Convertible Voting Redeemable Preferred Stock (the “Series D Preferred”) -shares, 100,000 shares authorized, 100,000 shares issued and outstanding.

Each share of Series A Preferred, Series B Preferred and Series C Preferred Stock are convertible, at any time, into 100 restricted shares of Common Stock.

The Company Preferred Stock has liquidation rights as follows: The Series A Preferred is senior in liquidation preference to all other series or classes of capital stock, preferred or common; the Series B Preferred is senior in liquidation preference to all series or classes of capital stock other than the Series A Preferred; the Series C Preferred is senior in liquidation preference to all classes of Common Stock.

Terms of the Series D Preferred include the following:

●	Each share of Series D Preferred has a liquidation preference of $1.00 per share.

●	Each share of Series D Preferred shall entitle its holder to 10,000 votes on all matters submitted to the vote of stockholders of the Company.

●	Prior to December 31, 2020, the Company has the right, but not the obligation, to redeem the then outstanding shares of Series D Preferred at a rate of $1.00 per share.

●	Each share of Series D Preferred is convertible into 1,000 shares of Company Common Stock.

Issuance of Preferred Stock

There were no issuances or redemptions of Preferred Stock during the fiscal years ended December 31, 2013 and 2014.

B. Common Stock.

We have 2,000,000,000 shares of common stock, par value $.001 per share, authorized. At December 31, 2014 and 2013 there were 74,721,445 and 42,170,345 shares issued and outstanding, respectively.

Common Stock Issuances

On April 10, 2013, the Company entered into a Consulting Agreement with Mirador for an initial six month term that may be renewed for successive six month terms. In exchange for these consulting services, the Company issued Mirador 1,000,000 shares of Company unregistered common stock valued at $160,000 or $0.16 per share on the date of the agreement. This amount was included in prepaid expenses and was amortized over the six month as per term of the agreement during 2013. The shares were issued to Mirador on July 27, 2013.

On February 7, 2014, the Company’s board of directors approved the following transactions for the issuance of 1,250,000 shares of its common stock that were issued during the three months ended June 30, 2014:

1.	An individual acquired 400,000 shares of restricted common stock at the purchase price of $0.075 per share or $30,000.

2.	The Board accepted the assignment of a third party Advisory Agreement from Summit and issued 100,000 shares of the Company’s restricted common stock as total and complete consideration for the advisor provided services to Summit on behalf of the Company. These shares were valued at $9,000 or $0.09 per share, the closing stock price on February 7, 2014 and expensed at that time.

3.	The Board approved the issuance of 750,000 shares of the Company’s restricted common stock to two key Seaniemac consultants at $0.07 per share. The total value of these shares of $52,500 was expensed as compensation in February 2014.

On March 17, 2014, the Company issued 650,000 shares of its unregistered common stock to Corporate Ads, LLC valued at $0.055 per share or $35,750 in exchange for performing consulting services for one year. (See Note 5).

On March 13, 2014, the Company entered into a Settlement Agreement and Stipulation with IBC Funds, LLC (“IBC”), an unrelated third party. Pursuant to this agreement, IBC acquired $100,885 of Company liabilities from certain creditors. IBC agreed to accept 310,000 shares as a settlement fee in accordance with Section 3(a)(10) of the Securities Act that were valued at $0.06 per share, the March 13, 2014 closing price amounted to $17,398.

On May 13, 2014, the Company entered into a second Settlement Agreement and Stipulation with IBC whereby IBC agreed to acquire $50,000 of Company liabilities from certain creditors.

On July 17, 2014, the Company entered into a third Settlement Agreement and Stipulation with IBC whereby IBC agreed to acquire $100,000 of Company liabilities from certain creditors.

The Company issued 8,336,200 shares, 11,583,900 shares and 10,421,000 shares in regards to above settlements during the year ended December 31, 2014 to IBC in full settlement of the acquired liabilities.

17. Warrants and Options

For the year ended December 31, 2014 and 2013, there are no outstanding stock option awards.

For the years ended December 31, 2014 and 2013 the following warrants were outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2012	-	-	-
Granted	2,132,426	$0.012
Exercised	-	$-
Cancelled Forfeited	-
Balance, December 31, 2013	2,132,426	$0.012	4.9
Granted	-	$-
Exercised	-	$-
Cancelled Forfeited	-
Balance, December 31. 2014	2,132,426	$0.012	3.9

For the year ended December 31, 2014, the following warrants were outstanding:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.012	2,132,426	2,132,426	3.92	$-

For the year ended December 31, 2013, the following warrants were outstanding:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.012	2,132,426	2,132,426	4.92	$-

17. Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Seaniemac Limited is governed by the Income Tax Law of the Republic of Ireland. Pursuant to the Ireland Income Tax Law, Seaniemac Limited is subject to tax at a maximum statutory rate of 12.5%.

The components of income (loss) before income tax consist of the following:

	Years Ended December 31,
	2014	2013
U.S. Operations	$(1,989,795)	$(618,137)
Ireland Operations (Seaniemac Limited)	(861,231)	(888,642)
Total	$(2,851,026)	$(1,506,779)

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2014	2013
Federal, State and Local	$(236,882)	$(165,560)
Ireland income tax	(104,803)	(109,365)
Valuation Allowance	341,685	274,925
Total	$-	$-

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision (presented to the nearest thousand):

	Years Ended December 31,
	2014	2013
Income tax provision at federal statutory rate	$(1,103,000)	$(583,000)
State income taxes, net of federal benefit	-	-
Permanent differences	542,000	79,000
U.S. tax rate in excess of foreign tax rate	185,000	191,000
U.S. valuation allowance	376,000	313,000
Tax provision	$-	$-

We have a net operating loss (“NOL”) carry forward for U.S. income tax purposes at December 31, 2014 expiring through the year 2034. Management estimates the NOL as of December 31, 2014 to be approximately $6,576,000. The utilization of our NOL’s will be significantly limited because of a change in ownership as defined under Section 382 of Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. We are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax asset as of December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013
Total deferred tax asset - from NOL carry forwards	$2,217,000	$2,308,000
Valuation allowance	(2,217,000)	(2,308,000)
Deferred tax asset, net of allowance	$-	$-

During 2014, the valuation allowance was increased by approximately $341,685 from the prior year.

18. Subsequent Events

A. Note Issuances/Modifications

Summit

On January 2, 2015 and January 5, 2015, the Company issued demand notes to Summit in the amounts of $13,844 and $21,970, respectively. These notes bear interest of 4% per annum on any unpaid principal and are payable on demand.

On February 27, 2015, the terms of the Summit demand notes were modified. All outstanding notes totaling $72,344 became convertible notes that are convertible at 60% of the lowest trading price utilizing a three day lookback period.

In addition, the terms of Summit’s convertible note in the amount of $59,835 were modified; the note is now convertible 45% of the lowest stock price 20 days prior to conversion. This note was assigned to Apollo Capital Corp. (“Apollo”) on March 19, 2015. A loss of $57,860 resulted from the debt modification.

GE Park

On February 12, 2015, the terms a GE Park demand note totaling $47,600 was modified. This note became convertible at 50% of the lowest traded price utilizing a 10 day lookback period.

On February 20, 2015, the terms of two GE Park demand notes totaling $33,600 were modified. These notes became convertible at 50% of the lowest traded price utilizing a 10 day lookback period.

On March 3, 2015, the GE Park conversion terms of the GE Park convertible note dated November 25, 2014 for $79,750 were modified to 50% of the lowest traded price utilizing a 10 day lookback. A loss a $38,052 resulted from this modification.

B. Capital Transactions

An additional 34,000,000 shares were issued in April 2015 in settlement of certain convertible notes.

As of the date of the filing of these financial statements with the SEC on Form 10-K, the holders of convertible debt issued by the Company in the approximate amount of $429,967 comprised of principal and accrued interest into approximately 565,121,284 shares of the Company’s common stock.

