Form 10-Q
period 2015-03-31
Seaniemac International, Ltd.
filed 2016-02-09
CIK 1206133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 28 2016, there are 673,842,729  shares of common stock, $0.001 par value, outstanding.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on October 10, 2014, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(UNAUDITED)

ASSETS

Current Assets
Cash	$417	$446
Receivable - related parties	-	1,825
Prepaid expenses and other current assets	20,863	76,473
Total Current Assets	21,280	78,744

Equipment, net	1,138	1,446

Deferred loan costs, net	7,694	14,282

Total Assets	$30,112	$94,472

LIABILITIES AND DEFICIT

Current Liabilities
Convertible promissory notes, net	$360,339	$421,865
Notes payable	30,000	66,530
Accounts payable and accrued expenses	2,018,927	2,055,869
Loans payable -related parties	1,016,444	1,062,380
Convertible loans payable -related parties, net	78,340	110,862
Accrued officer’s compensation	97,500	90,000
Debt derivative liabilities	825,771	1,282,532
Warrant derivative liabilities	536,140	545,837

Total Current Liabilities	4,963,461	5,635,875

Commitments and Contingencies

Deficit
Convertible Preferred stock, $0.001 par value:
Series A:2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B:1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C:2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Series D:100,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 639,842,729 and 74,721,445 shares issued and outstanding, as of March 31, 2015 and December 31, 2014, respectively	639,842	74,721
Common stock issuable, $0.001 par value; 15,000,000 and 0 shares as of March 31, 2015 and December 31, 2014, respectively	15,000	-
Additional paid-in capital	390,324	1,890
Subscription receivable	(131)	(131)
Accumulated other comprehensive income (loss)	196,506	49,642
Accumulated deficit	(5,605,323)	(5,124,752)
Total Seaniemac International, Ltd. Stockholders’ Deficit	(4,358,309)	(4,993,157)
Non-controlling interest	(575,040)	(548,246)
Total Deficit	$(4,933,349)	$(5,541,403)

Total Liabilities and Deficit	$30,112	$94,472

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Gross gaming revenue	$107,119	$96,913

Promotional allowances	74,223	61,166

Net gaming revenue	32,896	35,747

Operating Expenses
Selling, general and administrative expenses	309,451	575,837
Total Operating Expenses	309,451	575,837

Operating Loss	(276,555)	(540,090)

Other Income / (Expense)
Change in fair value of embedded derivative liability	352,167	(45,726)
Loss on debt modification	(371,824)	-
Interest expense (including amortization of loan costs)	(214,590)	(71,161)
Realized foreign exchange loss	3,437	247
Total Other Income / (Expense)	(230,810)	(116,640)

Net Loss	$(507,365)	$(656,730)

Loss Attributable to Non-controlling Interest	$26,794	$82,047

Net Loss Attributable to Common Shareholders	$(480,571)	$(574,683)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period ended Basic and Diluted	292,583,821	42,378,123

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Consolidated net loss	$(507,365)	$(656,730)
Other comprehensive loss, net of tax:
Foreign currency translation income (loss)	146,864	(283)
Comprehensive loss	(360,501)	(657,013)
Comprehensive loss attributable to non-controlling interest	(26,794)	(82,047)
Comprehensive loss attributable to common shareholders	$(333,707)	$(574,966)

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net Loss, including of non-controlling interest	$(507,365)	$(656,730)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	308	192
Interest/penalty accrued and not paid or imputed	-	16,583
Share based payment	43,500	80,806
Non-cash interest	-	34,741
Change in fair value of derivative liability	(342,470)	45,726
Change in fair value of warrant derivative liability	(9,697)	-
Amortization of debt discount and OID attributable to convertible debt	170,649	17,104
Amortization of deferred loan costs	6,588	2,739
Imputed interest	7,215	-
Loss on debt modification	371,824	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	57,435	(3,179)
Accounts payable and accrued expenses	12,356	324,559
Accrued officer’s compensation	7,500	7,500
Total adjustments	325,208	526,771
Net Cash Used In Operating Activities	(182,157)	(129,959)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes	-	75,000
Proceeds from issuance of common stock	-	30,000
Proceeds from loans - related parties	35,264	29,275
Net Cash Provided by Financing Activities	35,264	134,275

Effect of foreign exchange fluctuations on cash	146,864	(2,018)

Net Decrease in Cash	(29)	2,298

Cash at Beginning of Period	446	6,742

Cash at End of Period	$417	$9,040

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt and accrued interest	$431,727	$-
Derivative liability reclass to equity	$486,113	$-
Accounts payable reclassed into convertible loan	$35,814	$-
Short term demand notes payable reclassed into convertible loan	$36,530	$-
Loans payable, reclassed into convertible loan - related party	$81,200	$-
Common stock issued in settlement of payables	$-	$504
Common stock issued for prepaid consulting services	$-	$35,750

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

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

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on December 31. 2015.

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

3. Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception. At March 31, 2015, the Company had working capital deficiencies and deficit of $4,942,181 and $4,933,349, respectively.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

Significant Customers

During the three months ended March 31, 2015, the Company had one customer which accounted for more than 10% of the Company’s revenues (10.4%).

During the three months ended March 31, 2014 the Company had none customers which accounted for more than 10% of the Company’s revenues.

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

Debt Derivative Liability:

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Derivative liability – March 31, 2015	$825,771	$—	$—	$825,771
Derivative liability – December 31, 2014	$1,282,532	$—	$—	$1,282,532

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

The following table represents the Company’s derivative liability activity for the year ended:

Balance at December 31, 2014	$1,282,532
Loss on debt modification	371,822
Reclassification of derivative liability associated with convertible debt	(486,113)
Change in derivative liability during the three months ended March 31, 2015	(342,470)
Balance March 31, 2015	$825,771

Warrant derivative liability:

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Warrant liability – March 31, 2015	$536,140	$—	$—	$536,140
Warrant liability – December 31, 2014	$545,837	$—	$—	$545,837

The following table represents the Company’s warrant liability activity for the three months ended March 31, 2015:

Balance at December 31, 2014	$545,837
Change in derivative liability during the three months ended March 31, 2015	(9,697)
Balance March 31, 2015	$536,140

H. Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. The Company currently has no cash equivalents which would consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased.

I. Allowance for Doubtful Accounts

The Company reserves for receivables that may not be collected. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. During the three months ended March 31, 2015 and 2014, the Company did not record any accounts receivable and no associated allowance was recorded.

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

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

L. Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Convertible notes (net of discount) – March 31, 2015	$360,339	$-	$-	$360,339
Convertible notes (net of discount) – December 31, 2014	$421,865	$-	$-	$421,865

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of March 31, 2015:

Balance at December 31, 2014	$421,865
Accounts payable and short term demand notes payable reclassed into convertible notes	72,344
Amortized debt discount	80,000
Conversion of notes	(213,870)
Balance at March 31, 2015	$360,339

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

Convertible Loan Payable- Related party

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Convertible notes (net of discount) Related party –March 31, 2015	$78,340	$-	$-	$78,340
Convertible notes (net of discount) Related party – December 31, 2014	$110,862	$-	$-	$110,862

The following table provides a summary of the changes in fair value of the Company’s Convertible loan payable- related party, which are both Level 3 liabilities as of March 31, 2015:

Balance at December 31, 2014	$110,862
Issuance of notes – net
Reclass from loan payable into convertible loan payable	81,200
Amortized debt discount	90,649
Conversion of notes	(204,371)
Balance at March 31, 2015	$78,340

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of March 31, 2015 and December 31, 2014.

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

The Company has adopted the provisions of FASB ASC 740. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2015 and December 31, 2014, the Company had no material uncertain recognized tax positions.

The Company’s policy for recording interest and penalties is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2015 and 2014. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

P. Recently Issued Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). This guidance eliminates the requirement to categorize investments within the fair value hierarchy if their fair value is measured using the net asset value (“NAV”) per share practical expedient in the FASB’s fair value measurement guidance. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015 The Company does not expect the adoption of ASU 2015-07 to have a material effect on its consolidated financial statements.

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

ASU 2015-01

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

ASU 2014-15

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

ASU 2014-12

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

ASU 2014-09

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

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

The Company has evaluated recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC and we have not identified any that would have a material impact on the Company’s financial position, or statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)

Cost of website development and hosting	$19,863	$47,760
Prepaid consulting services	-	27,713
Deposits	1,000	1,000
Total	$20,863	$76,473

Amortization of website development and hosting totaled $27,897 and $7,451 for the three months ended March 31, 2015 and 2014, respectively. The prepaid costs related to website development and hosting are the upfront charges for set up, delivery and hosting of Seaniemac branded gaming website; amortization of these costs began in May 2013 and will be amortized over three years.

On March 17, 2014, the Company entered into a one year Consulting and Representation Agreement with Corporate Ads, LLC in exchange for 650,000 shares of the Company plus $10,000. The shares were valued at $35,750 based upon the closing price of the Company’s stock on March 17, 2014 of $0.055 per share. The total amount of $45,750 was included in prepaid consulting services and is being amortized over the one-year term. Amortization of $9,531 and $1,906 was recorded for the three months ended March 31, 2015 and 2014, respectively.

7. Equipment, Net

Equipment consists of the following:

	Estimated Useful Life	March 31, 2015	December 31, 2014
		(Unaudited)

Computer equipment	5 years	$2,588	$2,588
Accumulated depreciation		(1,450)	(1,142)
Equipment, net		$1,138	$1,446

Depreciation expense for equipment was $308 and $192 for the years ended March 31, 2015 and 2014, respectively.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

8. Deferred Loan Costs, Net

Deferred loan costs, net consists of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)

Deferred loan costs	$14,282	$37,225
Accumulated amortization	(6,588)	(22,943)
Deferred loan costs, net	$7,694	$14,282

The Company incurred deferred loan costs of $21,000 in connection with a Secured Convertible Promissory Note issued to Iliad Research and Trading, L.P. (“Iliad”) on December 2, 2013. These deferred loan costs are being amortized over the twenty-three month term of the note. Amortization of deferred loan costs totaled $2,739 and $2,739 during the three months ended March 31, 2015 and 2014, respectively.

The Company incurred deferred loan costs of $5,800 in connection with the issuance of a 10% convertible note issued to LG Capital Funding, LLC (“LG Capital”) on April 1, 2014. These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $1,450 during the three months ended March 31, 2015.

Additional deferred loan costs of $5,000 were incurred in connection with the issuance of a 12% convertible note issued to WHC Capital, LLC (“WHC Capital”) on April 4, 2014. These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $1,308 during the three months ended March 31, 2015.

On July 14, 2014, the Company incurred deferred loan costs of $1,750 in connection with the issuance of an 8% convertible note to LG Capital. These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $146 during the three months ended March 31, 2015.

On August 15, 2014, the Company incurred additional deferred loans costs of $3,675 in connection with the issuance of a 10% convertible note to Summit Trading Ltd. (“Summit”). These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $945 during the three months ended March 31, 2015.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)

Accounts payable	$1,814,389	$1,843,217
Accrued expenses and other current liabilities	204,537	212,652

Total	$2,018,927	$2,055,869

Accounts payable includes $28,063 owed to Barry M. Brookstein (“Brookstein”) at March 31, 2015 and December 31, 2014. Brookstein is the Company’s chief executive officer and chief financial officer. Accounts payable also includes consulting fees of $290,560 and $241,510 payable to Seaniemac non-controlling shareholders at March 31, 2015 and December 31, 2014, respectively and $67,348 and $17,767 is payable to GE Park, LLC at March 31, 2015 and December 31, 2014, respectively.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

Consulting fees expenses incurred for non-controlling shareholders were $49,050 and $56,867 for the three months ended March 31, 2015 and 2014, respectively. $0 and $50,000 for GE Park, LLC during the three months ended March 31, 2014 and 2013, respectively.

Accrued expenses include related party accrued interest of $35,848 and $43,630 as of March 31, 2015 and December 31, 2014, respectively.

10. Accrued Officer’s Compensation

The Company accrued compensation for Brookstein in the amount of $7,500 during the three months ended March 31, 2015 and 2014, the unpaid balance was $97,500 and $90,000 as of March 31, 2015 and December 31, 2014, respectively.

11. Notes Payable

Notes payable consist of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)

Notes payable -Summit Trading Ltd.	$-	$36,530
Notes payable - John Koehler	30,000	30,000

Total	$30,000	$66,530

On October 1, 2003, Execuserve Corp. (“Execuserve”), issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor. Upon completion of the merger of Execuserve and the Company pursuant to an agreement and plan of merger dated as of February 5, 2010, the balance of the amount Execuserve owed Koehler was $37,000. Although the Company agreed to pay the balance in monthly installments of $1,000, the Company is in default as it has not made a payment since September 2010. The balance due to Koehler at both March 31, 2015 and December 31, 2014 totaled $30,000.

On May 29, 2014, the Company issued a demand note to Summit Trading Ltd. (“Summit”) in the amount of $8,500. A second note in the amount of $18,030 was issued to Summit on September 15, 2014, and a third note in the amount of $10,000 was issued to Summit on November 6, 2014. These notes bear interest of 4% per annum on any unpaid principal and are payable on demand. Interest expense was $524 for the three months ended March 31, 2015.

On February 27, 2015, the terms of the Summit demand notes were modified. The $36,530 became convertible notes that are convertible at 60% of the lowest trading price utilizing a three day lookback period (see Note 13).

12. Loans Payable – Related Parties

Loans payable to related parties consist of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)

Loan payable - GE Park, LLC (A)	$114,374	$166,200
Loans payable - Brookstein (B)	15,702	15,702
Loans payable - RDRD II Holding, LLC (C)	886,368	880,478
Total	$1,016,444	$1,062,380

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

Convertible loans payable to related parties consist of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)

Convertible loan payable - GE Park, LLC (A)	$-	$95,000
Convertible loan payable - GE Park, LLC (A)	79,750	79,750
Unamortized debt discount	(1,410)	(63,888)
Total	$78,340	$110,862

The Company has specified the following person and entities as related parties with ending balances as of March 31, 2015 and December 31, 2014:

RDRD, a shareholder of the Company, Barry Brookstein, our Chief Executive Officer and Chief Financial Officer and GE Park, LLC an affiliate of the non-controlling interest holder in Seaniemac minority shareholder.

A. Loan Payable – GE Park, LLC

During the year ended December 31, 2014, GE Park, LLC loaned the Company $166,200 to be used for working capital purposes. These notes bear interest at 4% per annum and are due on demand.

On February 12, 2015, the terms a GE Park demand note totaling $47,600 was modified. This note became convertible at 50% of the lowest traded price utilizing a 10 day lookback period (see Note-13). The determined fair value of the debt derivatives of $94,917 was charged as a loss on debt modification for the three months ended March 31, 2015. The note was fully converted into 79,193,262 shares during the three months ended March 31, 2015 (See Note 13).

On February 20, 2015, the terms of two GE Park demand notes totaling $33,600 were modified. These notes became convertible at 50% of the lowest traded price utilizing a 10 day lookback period (see Note-13). The determined fair value of the debt derivatives of $75,378 was charged as a loss on debt modification for the three months ended March 31, 2015. The note amounted to $21,600 was converted into 33,895,385 shares during the three months ended March 31, 2015 (See Note 13).

During the three months ended March 31 2015, the GE Park accounts payable balance amounted to $17,374 was re classed into as “loan payable”.

On October 22, 2013, GE Park, LLC loaned the Company $95,000 to be used for working capital purposes. These notes bear interest at 4% per annum and are due on demand. On November 22, 2014, this promissory loan was modified into convertible note and subsequently transferred to Apollo Capital Corp (See Note 13).

The Note bears interest at the rate of 4% per annum. All interest and principal must be repaid on within five days after demand. The note is convertible into common stock, at a 50% discount to the average lowest trading prices of the common stock during the 10 trading day period prior to conversion.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

On October 22, 2013, the Company determined the aggregate fair value of $187,188 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 278.85%, (3) weighted average risk-free interest rate of 0.02, (4) expected life of 0.25 year, and (5) estimated fair value of the Company’s common stock of $0.00719 per share.

During the three months ended March 31, 2015, the Company converted $95,000 of principal into 136,053,867 shares of common stock (See Note 13). The determined fair value of the debt derivatives of $139,813 was reclassed into equity during the period ended March 31, 2015.

In addition, the Company issued GE Park a convertible note in the amount of $79,750 on November 25, 2014. The cash purchase price of $72,500 (which amount is net of the pro-rata portion of original issue discount of $7,250) was received by the Company on the issuance date.

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

On October 25, 2014, the Company determined the aggregate fair value of $139,421 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 280.29%, (3) weighted average risk-free interest rate of 0.07%, (4) expected life of 0.50 year, and (5) estimated fair value of the Company’s common stock of $0.00719 per share. The determined fair value of the debt derivatives of $72,500 as charged as a debt discount up to the net proceeds of the note with the remainder of $66,921 charged to current period operations as non-cash interest expense.

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2015 was $63,888 and was accounted for as interest expense.

Interest expense for the three months ended March 31, 2015 and 2014 totaled $1,653 and $950, respectively. Accrued interest at March 31, 2015 and December 31, 2014 totaled $8,492 and $8,799, respectively.

B. Loans Payable – Brookstein

At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At March 31, 2015 and 2014, loans payable to Brookstein totaled $15,702 for both.

C. Loans Payable – RDRD II Holding, LLC

RDRD II Holding, LLC, a Delaware limited liability company and substantial shareholder of the Company (“RDRD”) loaned monies to the Company and its subsidiary, Seaniemac, for working capital purposes. The loans to the Company aggregating $370,067 do not bear interest and are due on demand. The loans to Seaniemac aggregating $516,498 bear interest at 4% per annum. At March 31, 2015 and December 31, 2014, loans payable were $886,368 and $880,748, respectively, and accrued interest totaled $35,848 and $34,831, respectively.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

The Company imputed interest of $7,215 and $5,174 amount loaned to the Company by RDRD during the three months ended March 31, 2015 and 2014, respectively, at an assumed rate of 8% per annum.

Interest expense to related parties totaled $12,344 and $12,089 for the three month ended March 31, 2015 and 2014 respectively.

13. Convertible Promissory Notes, Net

Convertible promissory notes consists of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Iliac Note (1):
Secured convertible promissory note - Iliad	$380,000	$330,000
Total	380,000	330,000
Less:
OID of $20,000, net of amortization of $20,000 and $11,310 as of March 31, 2015 and December 31, 2014. Respectively	-	(8,690)

Conversions into 99,520,802 shares of common stock	(100,062)	-

Loan discount of $202,500, net of amortization of $137,552 and $82,645 as of March 31. 2015 and December 31, 2014, respectively	(64,948)	(119,855)
Secured convertible promissory note - Iliad	$214,990	$251,455

Redwood Note (2):
Secured convertible promissory note - Redwood	$75,000	$75,000
Total	75,000	75,000
Less:
Conversion into 44,988,900 shares of common stock	(43,738)	-
Assignment to Apollo Capital Corporation	(31,262)	-
	-	-
Total	-	75,000
Loan discount of $75,000, net of amortization of $75,000 and $0 as of March 31, 2015 and December 31, 2014, respectively	-	-
Secured convertible promissory note — Redwood (note in default)	$-	$75,000

LG Capital Funding, LLC (3):
10% convertible redeemable note - LG Capital	$40,000	$40,000
Total	40,000	40,000
Loan discount of $40,000. net of amortization of $40,000 and $30,027 as of March 31, 2015 and December 31, 2014 respectively	-	(9,973)
10% convertible redeemable note - LG Capital	$40,000	$30,027

8% convertible redeemable note - LG Capital	$36,750	$36,750
Total	36,750	36,750
Loan discount of $36,750, net of amortization of $36,750 and $17,116 as of March 31, 2015 and December 31, 2014. respectively	-	(19,634)
Conversion into 51,032,166 shares of stock	(36,750)	-
8% convertible redeemable note - LG Capital	$-	$17,116

WHC Capital. LLC (4):
10% convertible redeemable note - WHC Capital	$32,000	$32,000
	-	-
Total	32,000	32,000
Loan discount of $32,000, net of amortization of $23,759 and $0 as of March 31, 2015 and December 31, 2014, respectively	-	(8,241)
Conversion into 37,034,976 shares of stock	(32,000)	-
10% convertible redeemable note - WHC Capital	$-	$23,759

Summit Trading Ltd. (5):
10% convertible redeemable note - Summit	$59,835	$59,835
Total	59,835	59,835
Loan discount of $56,804. net of amortization of $35,484 and $21,478 as of March 31, 2015 and December 31, 2014. respectively	(21,321)	(35,327)
Conversion of demand note into a convertible note	36,530	-
Conversion of accounts payable into a convertible note	35,814	-
Transfer to Apollo Capital Corp	(59,335)	-
Conversion into 11,260,256 shares of common stock	(8,500)	-
10% convertible redeemable note - Summit	$42,523	$24,508

Apollo Capital Corp (6)
Notes purchased from GE Park, LLC	176,200	-
Notes purchased from Summit	62,827	-
Notes purchased from Redwood	31,262	-
Conversion into 321,234,184 shares of common stock	(207,463)	-
10% convertible redeemable aote - Apollo Capital Group	$62,826	$-

Convertible promissory notes and accrued interest, net	$360,339	$421,365

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

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

Default on Iliad Note

On October 1, 2014, Iliad presented the Company with an Event of Default Redemption Notice and is electing to redeem the full outstanding balance of the Note. Note 12 outlines the applicable penalties and additional interest due to the default. On October 29, 2014, the Company and Iliad entered into a forbearance agreement, pursuant to which Iliad agreed, subject to the terms of the forbearance agreement, to refrain and forbear, until December 10, 2014, from exercising and enforcing remedies against the Company with respect to the Note defaults, including the enforcement of the interest rate increase to 22% per annum. Pursuant to an oral agreement between the Company and Iliad on December 12, 2014, the date was extended to December 31, 2014, subject to the terms of the forbearance agreement. As a result, during the year ended December 31, 2014, the Company recorded $152,500 as forbearance liability and charged to the expenses. For the three months ended March 31, 2015, the Company converted $108,752 of principal and accrued interest into 99,520,802 shares of common stock. As of March 31, 2015, the outstanding loan balance on this including forbearance liability was $279,938.

The Company has identified the embedded derivatives related to the above described debenture. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

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

The charge of the amortization of debt discounts and costs for the three Months ended March 31, 2015 was $54,907 and $3,465, respectively, and was accounted for as interest expense.

For the three months ended March 31, 2015, the Company converted $108,752 of principal and accrued interest into 99,520,802 shares of common stock.

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

For the three months ended March 31, 2015, the Company converted $43,738 of principal and accrued interest into 44,988,900 shares of common stock.

On March 9, 2015, the remaining balance of $23,762 of principal and $7,500 in accrued interest was assigned to Apollo Capital Corp. A loss of $26,577 resulted from the debt modification. Subsequently, during the three months ended March 31, 2015 the Company converted $31,262 of principal into 72,091,670 shares of common stock. The remaining balance as of March 31, 2015 is $0 and the determined fair value of the debt derivatives of $145,688 was reclassed into equity during the period ended March 31, 2015.

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2015 and 2014 was $-0- and $11,413, respectively, which was accounted for as interest expense.

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

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

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2015 and 2014, was $29,607 and $0, respectively, accounted for as interest expense.

For the three months ended March 31, 2015, the Company converted the note issued on July 14, 2014 for $36,750 of principal into 51,082,166 shares of common stock. The remaining balance is $0 and the determined fair value of the debt derivatives of $66,758 was reclassed into equity during the period ended March 31, 2015.

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

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2015 and 2014 was $9,529 and $0, accounted for as interest expense.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

For the three months ended March 31, 2015, the Company converted $35,211 of principal and accrued interest into 37,034,976 shares of common stock. The remaining balance is $0 and the determined fair value of the debt derivatives of $38,937 was reclassed into equity during the period ended March 31, 2015.

5. Summit Trading Ltd.

.In addition, the terms of Summit’s convertible note in the amount of $59,835 were modified; the note is now convertible 45% of the lowest stock price 20 days prior to conversion. This note was assigned to Apollo Capital Corp. (“Apollo”) on March 19, 2015. A loss of $57,860 resulted from the debt modification.

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

The charge of the amortization of debt discounts and costs for three month ended March 31, 2015 and 2014 was $14,006 and $ 0, respectively, accounted for as interest expense.

On January 2, 2015 and January 5, 2015, the Company issued demand notes to Summit in the amounts of $13,844 and $21,970, respectively. These notes bear interest of 4% per annum on any unpaid principal and are payable on demand.

As mentioned above in Note 11, On May 29, 2014, the Company issued a demand note to Summit Trading Ltd. (“Summit”) in the amount of $8,500. A second note in the amount of $18,030 was issued to Summit on September 15, 2014, and a third note in the amount of $10,000 was issued to Summit on November 6, 2014. These notes bear interest of 4% per annum on any unpaid principal and are payable on demand. Interest expense was $524 for the three months ended March 31, 2015.

On February 27, 2015, the terms of the Summit demand notes were modified. All outstanding notes totaling $72,344 became convertible notes that are convertible at 60% of the lowest trading price utilizing a three day lookback period. A loss of $79,038 resulted from the debt modification.

For the three months ended March 31, 2015, the Company converted $8,500 of principal into 11,260,256 shares of common stock and the remaining balance is $63,844.

6. Apollo Capital Corp

On October 22, 2013, GE Park, LLC loaned the Company $95,000 to be used for working capital purposes. These notes bear interest at 4% per annum and are due on demand. On November 22, 2014, this promissory loan was modified into convertible note and subsequently transferred to Apollo Capital Corp (See Note 12). During the three months ended March 31, 2015, the Company converted $95,000 of principal into 136,053,867 shares of common stock. The remaining balance as of March 31, 2015 is $0 and the determined fair value of the debt derivatives of $139,813 was re classed into equity during the period ended March 31, 2015.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

On February 12, 2015, the terms a GE Park demand note totaling $47,600 was modified. This note became convertible at 50% of the lowest traded price utilizing a 10 day lookback period (see Note-12). The determined fair value of the debt derivatives of $94,917 was charged as a loss on debt modification for the three months ended March 31, 2015. The note was fully converted into 79,193,262 shares during the three months ended March 31, 2015 (See Note 12). The remaining balance as of March 31, 2015 is $0 and the determined fair value of the debt derivatives of $94,917 was re classed into equity during the period ended March 31, 2015.

On February 20, 2015, the terms of two GE Park demand notes totaling $33,600 were modified. These notes became convertible at 50% of the lowest traded price utilizing a 10 day lookback period (see Note-13). The determined fair value of the debt derivatives of $75,378 was charged as a loss on debt modification for the three months ended March 31, 2015. The note amounted to $21,600 was converted into 33,895,385 shares during the three months ended March 31, 2015 (See Note 12). The remaining balance as of March 31, 2015 is $12,000.

In addition, the terms of Summit’s convertible note in the amount of $59,835 and accrued interest of $2,992 were modified; the note is now convertible 45% of the lowest stock price 20 days prior to conversion. This note was assigned to Apollo Capital Corp. (“Apollo”) on March 19, 2015. A loss of $57,860 resulted from the debt modification.

On March 9, 2015, the remaining balance of $23,762 of principal and $7,500 in accrued interest was assigned to Apollo Capital Corp from Redwood Management, LLC. A loss of $26,577 resulted from the debt modification. Subsequently, during the three months ended March 31, 2015 the Company converted $31,262 of principal into 72,091,670 shares of common stock. The remaining balance as of March 31, 2015 is $0 and the determined fair value of the debt derivatives of $145,688 was re classed into equity during the period ended March 31, 2015.

14. Derivative Liabilities

As described in Note 13, as of March 31, 2015 and December 31, 2014, the Company issued a convertible notes which is are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

The following table represents the Company’s debt derivative liability activity for the three months ended March 31, 2015:

Balance at December 31, 2014	$1,282,532
Loss on debt modification	371,822
Reclassification of derivative liability associated with convertible debt	(486,113)
Change in debt derivative liability during the three months ended March 31, 2015	(342,470)
Balance March 31, 2015	$825,771

At inception, the fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 242.33%, (3) weighted average risk-free interest rate of 0.03% to 0.13%, (4) expected life of 0.25 to 1.09 years, and (5) estimated fair value of the Company’s common stock of $0.0139 per share.

At March 31, 2015, the fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 289.33% to 299.66%, (3) weighted average risk-free interest rate of 0.04% to 0.15%, (4) expected life of 0.25 to 0.59 years, and (5) estimated fair value of the Company’s common stock of $0.00064 to $0.00158 per share.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

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

For the three months ended March 31, 2015, the fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 289.58%, (3) weighted average risk-free interest rate of 1.15%, (4) expected life of 3.52 years, and (5) estimated fair value of the Company’s common stock of $0.00109 per share

The following table represents the Company’s warrant derivative liability activity for the three months March 31, 2015:

Balance at December 31, 2014	$545,837
Change in derivative liability during the three months ended March 31, 2015	(9,697)
Balance March 31, 2015	$536,140

15. Commitments and Contingencies

A. Marketing Agreements

On January 30, 2013, Seaniemac entered into a three year White Label Services Agreement with Boylesports (“initial term”) with the option to renew for further periods of 12 months after the initial term. Boylesports will be paid approximately 65,000 Euros to set up, deliver and host the branded website. In addition, Boylesports will receive a portion of the gross gaming revenue (GGR) generated from the seanimac.com website. GGR is gross turnover, minus gross win, leaving gross gaming yield and subtracting from that amount tax and any payments to software providers. Seaniemac is entitled to 70% of GGR up to 50,000 Euros, 75% of GGR from 50,000 Euros to 250,000 Euros, 80% of GGR from 250,000 Euros to 1,000,000 Euros, and 85% of GGR in excess of 1,000,000 Euros. Minimum guaranteed payments to Boylesports during the first year of the agreement of 7,500 Euros during months four through six, 10,000 Euros during months seven through twelve and 15,000 Euros in years two and three. There were no minimum guaranteed payments during the first three months of the contract. During the three months ended March 31, 2015, accrued fees to Boylesports totaled $102,846, of which $74,223 was commission due pursuant to the GGR share agreement and $28,623 was primarily attributable to customer service and processing fees.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

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

On February 11, 2015 the Company entered into a one-year Consulting and Representation Agreement with Corporate Ads, LLC in exchange for 15,000,000 shares of Company common stock plus $10,000. The shares were valued at $43,500 based upon the closing price of the stock February 11, 2015 of $0.029 per share. The total amount of $45,750 was expensed as consulting expense.

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

D. Receivable-Related Parties

During the three months ended March 31, 2015 and years ended December 31, 20143, in order to timely take advantage of business opportunities provided for under Irish laws, the Company processed a number of transactions through bank accounts of a related party. Following the completion of the fiscal year ended December 31, 2014, the Company as established its own banking relationships and no longer processes transactions using bank accounts of a related party. As of March 31, 2015, the Company’s own banking account was not yet established.

As of March 31, 2015 and December 31, 2014, $5,061 and $1,825, respectively, was recorded as a payable and receivable from a related party, respectively.

Further, currently, no deposit insurance system has been set up in above related party’s accounts. Therefore, the Company will bear a risk if any of these banks become insolvent.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

E. Litigation

On August 14, 2014, the Company agreed to the entry of an Order Instituting Cease and Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934 (“Agreed Order”), with the SEC. The agreement with the SEC was subsequently modified on September 17, 2014 and is pending final approval from the SEC. Pursuant to the Agreed Order, the Company acknowledged that it was delinquent in its filing requirements in that it had failed to file its annual report on Form 10-K for the year ended December 31, 2013, its quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and an 8-K filing. Moreover, the Company has agreed to pay civil penalties in the total amount of $50,000 as a result of these delinquent filings. The Company is diligently working towards completing and filing its delinquent reports. The penalty of $50,000 was expensed during the third quarter of 2014. On September 23, 2014, the Company deposited $25,000 in an escrow account with its legal counsel. During 2014, $24,000 of these funds was used to partially pay the civil penalties of $50,000 that are due the Securities and Exchange Commission. During the three months ended March 31, 2015, the Company paid $8,000 towards the penalty. The remaining balance due is $42,000.

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

The Company has 10,000,000 shares of preferred stock authorized of which 6,100,000 shares were designated in three series as follows:

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

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

B. Common Stock.

We have 2,000,000,000 shares of common stock, par value $.001 per share, authorized. At March 31, 2015 and December 31, 2014 there were 639,842,729 and 74,124,445 shares issued and outstanding, respectively.

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

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

During the three months ended March 31, 2015, the Company converted debt and accrued interest, totaling $1,172,660 into 565,121,284 shares of common stock

17. Warrants and Options

At March 31, 2015 and December 31, 2014, there are no outstanding stock option awards.

At March 31, 2015 and December 31, 2014, the following warrants were outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2014	2,132,426	$0.012	3.9
Granted	-	$-
Exercised	-	$-
Cancelled Forfeited	-
Balance, March 31, 2015	2,132,426	$0.012	3.7

For the three months ended March 31, 2015, the following warrants were outstanding:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.012	2,132,426	2,132,426	3.65	$-

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2015

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

During 2014, the Company’s valuation allowance was increased by approximately $341,685 from the prior year. Further, for interim reporting the Company will pass the valuation allowance calculation and feels that the same would be done during the year ended reporting December 31, 2015 for better comparison.

18. Subsequent Events

A. Note Issuances/Modifications

Subsequent to March 31, 2015, the Company issued a $16,500 convertible note to Apollo Group. The Note bears interest at the rate of 12%. The debenture is convertible into common stock, at Apollo’s option, at a 60% discount to the lowest trading price of the common stock during the 30 trading day period prior to conversion.

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

Since the launch of our website in May 2013 through March 31, 2015, we had 18,580 new accounts opened and processed 273,803 bets placed by our customers.

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

Our Outlook

We plan to continue to grow our business by strategically deploying our marketing resources and expanding the number of new sponsorship programs that will provide nationwide exposure of our brand. We achieved approximate amounts staked of $1,195,453 during the three months ended March 31, 2015 , compared to $1,748,178 during the three months ended March 31, 2014. Turnover during the three months ended March 31, 2015 and 2014 was approximately $1,195,453 and $1,748,178 respectively. Our gross profit for the three months ended March 31, 2015 and 2014 was approximately $141,864 and $122,295, respectively. Whilst turnover was down year on year gross profit increased due to a greater yield for us on bets staked due to more favorable sporting results We believe that we can continue to achieve this growth though the continuation of our marketing programs and a meaningful contribution from our affiliates.

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

Revenue

Gross gaming revenues (“GGRs”) during the three months ended March 31, 2015 and 2014 were $107,119 and $96,913, respectively. The increase in gross gaming revenues for the three months ended March 31, 2015 over the three months ended March 31, 2014 of $10,206 was primarily attributable to the increased yield from the amounts staked during the three months ended March 31, 2015 over the amount staked during the three months ended March 31, 2014.

Promotional Allowances

Promotional allowances during the three months ended March 31, 2015 totaled $74,223, as compared to promotional allowances of $61,166 for the comparable period in 2014, an increase of $13,057. The increase in promotional allowances reflects an increase in marketing and the provision of free bets associated with higher GGRs.

Operating Expenses

Operating expenses during the three months ended March 31, 2015 totaled $309,451, as compared to operating expenses of $575,837 for the comparable period in 2014, a decrease of $266,836. The decrease in operating expenses reflects a decrease in website hosting, professional fees , stock based compensation to consultants and advertising costs.

Operating Loss

Our operating loss during the three months ended March 31, 2015 totaled $276,555, as compared to our operating loss of $540,090 for the comparable period in 2014. The decrease in operating loss for the three months ended March 31, 2015 over the three months ended March 31, 2014 of $262,535 was primarily attributable to a decrease in operating expenses of approximately $266,836 which was partially offset by a decrease of net gaming revenue of approximately $2,851.

Other Expenses

Other expenses increased by $114,170 in total, to $230,810 from $116,640 for the three months ended March 31, 2015 and 2014, respectively. The increase in other expenses is due to a loss on debt modification of $371,824 and interest expense increased by $143,429 to $241,590 on March 31, 2015 up from $71,161 on March 31, 2014.

Net Loss

Our net loss for the three months ended March 31, 2015 was $507,365, a decreased loss of $149,365 compared to a net loss of $656,730 for the three months ended March 31, 2014, due to the reasons noted above.

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

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We had current assets at March 31, 2015, including cash of $417 and prepaid expenses and other current assets of $20,863. We are reliant upon shareholder, affiliate and third-party loans to fund operations. We have not realized positive operating cash flow. As a result, our current cash position is not sufficient to fund our anticipated cash requirements over the next 12 months, including operations and capital expenditures.

Net cash used in operations during the three months ended March 31, 2015 was $182,157 primarily relating to our $507,365 net loss which was primarily attributable to expenses as a result of advertising, website operations and legal and consulting fees. In the comparable period of 2014, we had net cash used in operations of $129,959, primarily relating to the net loss of $656,730 which was primarily attributable to expenses as a result of advertising, website operations and legal and consulting fees.

Net cash provided by financing activities decreased during three months ended March 31, 2015 by $99,011 in total, to $35,264 from $134,275 for the three months ended March 31, 2014. Net cash provided by financing activities during the three months ended March 31, 2015 was primarily attributable to the proceeds from related party loans totaling $35,264. Net cash provided by financing activities during the three months ended March 31, 2014 was primarily attributable to the proceeds from the issuance of convertible notes, common stock, and related party loans totaling $134,275.

In order to continue to operate our business, we estimate we will require working capital of approximately $750,000 for Website operations, marketing expenses and general and administrative expenses. In the three months ended March 31, 2015, related parties lent us approximately $35,264 in order to fund our 2015 working capital requirements. While related parties may continue to lend us funds for our working capital needs, we have not entered into any agreements with anyone for any future loans. In the event we are unable to borrow funds needed for our business, or we are unable to repay our current obligations when due, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in our inability to operate our website which represents our sole business and would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

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

Default on Iliad Note

On October 1, 2014, Iliad presented the Company with an Event of Default Redemption Notice and is electing to redeem the full outstanding balance of the Note. Note 12 outlines the applicable penalties and additional interest due to the default. On October 29, 2014, the Company and Iliad entered into a forbearance agreement, pursuant to which Iliad agreed, subject to the terms of the forbearance agreement, to refrain and forbear, until December 10, 2014, from exercising and enforcing remedies against the Company with respect to the Note defaults, including the enforcement of the interest rate increase to 22% per annum. Pursuant to an oral agreement between the Company and Iliad on December 12, 2014, the date was extended to December 31, 2014, subject to the terms of the forbearance agreement. As a result, during the year ended December 31, 2014, the Company recorded $152,500 as forbearance liability and charged to the expenses. For the three months ended March 31, 2015, the Company converted $108,752 of principal and accrued interest into 99,520,802 shares of common stock. As of March 31, 2015, the outstanding loan balance on this including forbearance liability was $279,938.

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

The charge of the amortization of debt discounts and costs for the three Months ended March 31, 2015 and 2014 was $54,907 and $0, respectively, and was accounted for as interest expense.

For the three months ended March 31, 2015, the Company converted $108,752 of principal and accrued interest into 99,520,802 shares of common stock.

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

For the three months ended March 31, 2015, the Company converted $43,738 of principal and accrued interest into 44,988,900 shares of common stock.

On March 9, 2015, the remaining balance of $23,762 of principal and $7,500 in accrued interest was assigned to Apollo Capital Corp. A loss of $26,577 resulted from the debt modification. Subsequently, during the three months ended March 31, 2015 the Company converted $31,262 of principal into 72,091,670 shares of common stock. The remaining balance as of March 31, 2015 is $0 and the determined fair value of the debt derivatives of $145,688 was reclassed into equity during the period ended March 31, 2015.

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2015 and 2014 was $-0- and $11,413, respectively, which was accounted for as interest expense.

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

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2015 and 2014, was $29,607 and $0, respectively, accounted for as interest expense.

For the three months ended March 31, 2015, the Company converted the note issued on July 14, 2014 for $36,750 of principal into 51,082,166 shares of common stock. The remaining balance is $0 and the determined fair value of the debt derivatives of $66,758 was reclassed into equity during the period ended March 31, 2015.

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

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2015 and 2014 was $9,529 and $0, accounted for as interest expense.

For the three months ended March 31, 2015, the Company converted $35,211 of principal and accrued interest into 37,034,976 shares of common stock. The remaining balance is $0 and the determined fair value of the debt derivatives of $38,937 was reclassed into equity during the period ended March 31, 2015.

Summit Trading Ltd.

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

The charge of the amortization of debt discounts and costs for three month ended March 31, 2015 and 2014 was $14,006 and $ 0, respectively, accounted for as interest expense.

On January 2, 2015 and January 5, 2015, the Company issued demand notes to Summit in the amounts of $13,844 and $21,970, respectively. These notes bear interest of 4% per annum on any unpaid principal and are payable on demand.

As mentioned above in Note 11, On May 29, 2014, the Company issued a demand note to Summit Trading Ltd. (“Summit”) in the amount of $8,500. A second note in the amount of $18,030 was issued to Summit on September 15, 2014, and a third note in the amount of $10,000 was issued to Summit on November 6, 2014. These notes bear interest of 4% per annum on any unpaid principal and are payable on demand. Interest expense was $524 for the three months ended March 31, 2015.

On February 27, 2015, the terms of the Summit demand notes were modified. All outstanding notes totaling $72,344 became convertible notes that are convertible at 60% of the lowest trading price utilizing a three day lookback period. A loss of $79,038 resulted from the debt modification.

For the three months ended March 31, 2015, the Company converted $8,500 of principal into 11,260,256 shares of common stock and the remaining balance is $63,844.

Apollo Capital Corp

On October 22, 2013, GE Park, LLC loaned the Company $95,000 to be used for working capital purposes. These notes bear interest at 4% per annum and are due on demand. On November 22, 2014, this promissory loan was modified into convertible note and subsequently transferred to Apollo Capital Corp (See Note 12). During the three months ended March 31, 2015, the Company converted $95,000 of principal into 136,053,867 shares of common stock. The remaining balance as of March 31, 2015 is $0 and the determined fair value of the debt derivatives of $139,813 was re classed into equity during the period ended March 31, 2015.

On February 12, 2015, the terms a GE Park demand note totaling $47,600 was modified. This note became convertible at 50% of the lowest traded price utilizing a 10 day lookback period (see Note-12). The determined fair value of the debt derivatives of $94,917 was charged as a loss on debt modification for the three months ended March 31, 2015. The note was fully converted into 79,193,262 shares during the three months ended March 31, 2015 (See Note 12). The remaining balance as of March 31, 2015 is $0 and the determined fair value of the debt derivatives of $94,917 was re classed into equity during the period ended March 31, 2015.

On February 20, 2015, the terms of two GE Park demand notes totaling $33,600 were modified. These notes became convertible at 50% of the lowest traded price utilizing a 10 day lookback period (see Note-13). The determined fair value of the debt derivatives of $75,378 was charged as a loss on debt modification for the three months ended March 31, 2015. The note amounted to $21,600 was converted into 33,895,385 shares during the three months ended March 31, 2015 (See Note 12). The remaining balance as of March 31, 2015 is $12,000.

In addition, the terms of Summit’s convertible note in the amount of $59,835 and accrued interest of $2,992 were modified; the note is now convertible 45% of the lowest stock price 20 days prior to conversion. This note was assigned to Apollo Capital Corp. (“Apollo”) on March 19, 2015. A loss of $57,860 resulted from the debt modification.

On March 9, 2015, the remaining balance of $23,762 of principal and $7,500 in accrued interest was assigned to Apollo Capital Corp from Redwood Management, LLC. A loss of $26,577 resulted from the debt modification. Subsequently, during the three months ended March 31, 2015 the Company converted $31,262 of principal into 72,091,670 shares of common stock. The remaining balance as of March 31, 2015 is $0 and the determined fair value of the debt derivatives of $145,688 was re classed into equity during the period ended March 31, 2015.

Loan Payable – GE Park, LLC

During the year ended December 31, 2014, GE Park, LLC loaned the Company $166,200 to be used for working capital purposes. These notes bear interest at 4% per annum and are due on demand.

On February 12, 2015, the terms a GE Park demand note totaling $47,600 was modified. This note became convertible at 50% of the lowest traded price utilizing a 10 day lookback period (see Note-13). The determined fair value of the debt derivatives of $94,917 was charged as a loss on debt modification for the three months ended March 31, 2015. The note was fully converted into 79,193,262 shares during the three months ended March 31, 2015 (See Note 13).

On February 20, 2015, the terms of two GE Park demand notes totaling $33,600 were modified. These notes became convertible at 50% of the lowest traded price utilizing a 10 day lookback period (see Note-13). The determined fair value of the debt derivatives of $75,378 was charged as a loss on debt modification for the three months ended March 31, 2015. The note amounted to $21,600 was converted into 33,895,385 shares during the three months ended March 31, 2015 (See Note 13).

During the three months ended March 31 2015, the GE Park accounts payable balance amounted to $17,374 was re classed into as “loan payable”.

On October 22, 2013, GE Park, LLC loaned the Company $95,000 to be used for working capital purposes. These notes bear interest at 4% per annum and are due on demand. On November 22, 2014, this promissory loan was modified into convertible note and subsequently transferred to Apollo Capital Corp (See Note 13).

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

On October 22, 2013, the Company determined the aggregate fair value of $187,188 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 278.85%, (3) weighted average risk-free interest rate of 0.02, (4) expected life of 0.25 year, and (5) estimated fair value of the Company’s common stock of $0.00719 per share.

During the three months ended March 31, 2015, the Company converted $95,000 of principal into 136,053,867 shares of common stock (See Note 13). The determined fair value of the debt derivatives of $139,813 was reclassed into equity during the period ended March 31, 2015.

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

On October 25, 2014, the Company determined the aggregate fair value of $139,421 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 280.29%, (3) weighted average risk-free interest rate of 0.07%, (4) expected life of 0.50 year, and (5) estimated fair value of the Company’s common stock of $0.00719 per share. The determined fair value of the debt derivatives of $72,500 as charged as a debt discount up to the net proceeds of the note with the remainder of $66,921 charged to current period operations as non-cash interest expense.

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2015 was $63,888 and was accounted for as interest expense.

Interest expense for the three months ended March 31, 2015 and 2014 totaled $1,653 and $950, respectively. Accrued interest at March 31, 2015 and December 31, 2014 totaled $8,492 and $8,799, respectively.

Loans Payable – Brookstein

At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At March 31, 2015 and 2014, loans payable to Brookstein totaled $15,702 for both.

Loans Payable – RDRD II Holding, LLC

RDRD II Holding, LLC, a Delaware limited liability company and substantial shareholder of the Company (“RDRD”) loaned monies to the Company and its subsidiary, Seaniemac, for working capital purposes. The loans to the Company aggregating $370,067 do not bear interest and are due on demand. The loans to Seaniemac aggregating $516,498 bear interest at 4% per annum. At March 31, 2015 and December 31, 2014, loans payable were $886,368 and $880,748, respectively, and accrued interest totaled $35,848 and $34,831, respectively.

The Company imputed interest of $7,215 and $5,174 amount loaned to the Company by RDRD during the three months ended March 31, 2015 and 2014, respectively, at an assumed rate of 8% per annum.

Interest expense to related parties totaled $12,344 and $12,089 for the three month ended March 31, 2015 and 2014 respectively.

Going Concern

Our condensed consolidated unaudited financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continued losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.

The Company’s primary need for cash during the next 12 months is to fund payments of operating costs. At March 31, 2015 and December 31, 2014, the Company had working capital deficiencies of $4,942,181and $5,557,131, respectively, and stockholders’ deficit of $4,933,349 and $5,541,403, respectively.

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

Related Party Transactions

At March 31, 2015 and December 31, 2014, we had outstanding net advances and loans from related parties of $1,016,444 and $1,062,380, respectively.

At March 31, 2015 and December 31, 2014, we had outstanding net convertible loans from related parties of $78,340 and $110,862, respectively.

During the three months ended March 31, 2015 and year ended December 31, 2014, we recorded accrued interest expense on these advances and loans in the amount of $35,848 and $43,630, respectively.

RDRD, substantial shareholder of the Company had non-interest bearing demand loans to the Company aggregating $363,980. The loans to Seaniemac aggregating $516,498 bear interest at 4% per annum. At March 31, 2015 and December 31, 2014, loans payable were $886,368 and $880,478, respectively, and accrued interest totaled 35,848 and $34,831, respectively. The Company imputed interest of 7,215 and $5,174 on the amount loaned to the Company by RDRD during three months ended March 31, 2015 and 2014, at an assumed rate of 8% per annum.

Interest expense to related parties totaled 12,344 and 12,089 for the three months ended March 31, 2015 and 2014, respectively.

Consulting fees incurred for GE Park, LLC were $0 and $50,000 during three months ended March 31, 2015 and 2014, respectively.

Receivable – Related party

During the three months ended March 31, 2015 and 2014, the Company was using one of its officer’s bank accounts for business purposes. As of March 31, 2015 $4,522, payable to a related party, and December 31, 2014, $1,825, was recorded as a receivable from a related party.

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

Revenue Recognition

Revenue is recognized upon the completion of the related gaming event. Gross gaming revenue is the gross gaming yield (which is the difference between gaming wins and losses), and includes promotional betting (“Free Bets”), net of the revenue share portion due our third-party provider (see Note 4 to our consolidated financial statements included herein). Free Bets are included in promotional allowances and are deducted from gross gaming revenue. All other costs are included in selling, general and administrative expenses. For the three months ended March 31, 2015 and 2014, no revenue share amounts were due to our third-party provider.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2015 and 2014, the Company did not have any derivative instruments that were designated as hedges.

Recently Issued Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). This guidance eliminates the requirement to categorize investments within the fair value hierarchy if their fair value is measured using the net asset value (“NAV”) per share practical expedient in the FASB’s fair value measurement guidance. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015 The Company does not expect the adoption of ASU 2015-07 to have a material effect on its consolidated financial statements.

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

ASU 2015-01

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

ASU 2014-15

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

ASU 2014-12

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

ASU 2014-09

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

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

The Company has evaluated recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC and we have not identified any that would have a material impact on the Company’s financial position, or statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, who is also our Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On August 14, 2014, the Company agreed to the entry of an Order Instituting Cease and Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934 (“Agreed Order”), with the SEC. The agreement with the SEC was subsequently modified on September 17, 2014 and is pending final approval from the SEC. Pursuant to the Agreed Order, the Company acknowledged that it was delinquent in its filing requirements in that it had failed to file its annual report on Form 10-K for the year ended December 31, 2014, its quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and an 8-K filing. Moreover, the Company has agreed to pay civil penalties in the total amount of $50,000 as a result of these delinquent filings. The Company is diligently working towards completing and filing its delinquent reports. The penalty of $50,000 was expensed during the third quarter of 2014. On September 23, 2014, the Company deposited $25,000 in an escrow account with its legal counsel. During 2014, $24,000 of these funds was used to partially pay the civil penalties of $50,000 that are due the Securities and Exchange Commission. During the three months ended March 31, 2015, the Company paid $8,000 towards the penalty. The remaining balance due is $42,000.

We are not presently a party to any material litigation, nor to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations. For a discussion of these risks, please refer to the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2014. In connection with its preparation of this quarterly report on Form 10-Q, management has reviewed and considered these risk factors and has determined that there have been no material changes to our risk factors since the date of filing the annual report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2015, the Company converted debt and accrued interest, totaling $565,121 into 565,121,284 shares of common stock.

These shares of our common stock were issued in reliance on the exemption from registration provided by Sections 4(a)(2) and 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). In addition, the recipients of our shares were sophisticated investors and had access to information normally provided in a prospectus regarding us. In addition, the recipients of these shares had the necessary investment intent as required by Section 4(a)(2) since they agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Sections 4(a)(2) and 3(a)(9) of the Securities Act for the above transactions.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2016	Seaniemac International, Ltd.

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)