Form 10-Q
period 2015-06-30
Seaniemac International, Ltd.
filed 2016-02-29
CIK 1206133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on December 31, 2015 and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(UNAUDITED)

ASSETS

Current Assets
Cash	$47	$446
Receivable - related parties	-	1,825
Prepaid expenses and other current assets	15,659	76,473
Total Current Assets	15,706	78,744

Equipment, net	1,022	1,446

Deferred loan costs, net	4,010	14,282

Total Assets	$20,738	$94,472

LIABILITIES AND DEFICIT

Current Liabilities
Convertible promissory notes, net	$388,093	$421,865
Notes payable	30,000	66,530
Accounts payable and accrued expenses	2,148,093	2,055,869
Loans payable -related parties	1,037,414	1,062,380
Convertible loans payable -related parties, net	79,750	110,862
Accrued officer’s compensation	105,000	90,000
Debt derivative liabilities	895,678	1,282,532
Warrant derivative liabilities	621,961	545,837

Total Current Liabilities	5,305,989	5,635,875

Commitments and Contingencies

Deficit
Convertible Preferred stock, $0.001 par value: 10,000,000 shares authorized,
Series A: 2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B: 1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C: 2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Series D: 100,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 673,842,729 and 74,721,445 shares issued and outstanding, as of June 30, 2015 and December 31, 2014, respectively	673,842	74,721
Common stock issuable, $0.001 par value; 15,000,000 and 0 shares as of June 30, 2015 and December 31, 2014, respectively	15,000	-
Additional paid-in capital	404,685	1,890
Subscription receivable	(131)	(131)
Accumulated other comprehensive income	149,063	49,642
Accumulated deficit	(5,930,729)	(5,124,752)
Total Seaniemac International, Ltd. Stockholders’ Deficit	(4,682,797)	(4,993,157)
Non-controlling interest	(602,454)	(548,246)
Total Deficit	$(5,285,251)	$(5,541,403)

Total Liabilities and Deficit	$20,738	$94,472

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014

Gross gaming revenue	$45,910		$91,433	$153,029	$188,346

Promotional allowances	34,498		54,317	108,721	115,483

Net gaming revenue	11,412		37,116	44,308	72,863

Operating Expenses
Selling, general and administrative expenses	107,206		382,460	416,657	958,297
Total Operating Expenses	107,206		382,460	416,657	958,297

Operating Loss	(95,794)		(345,344)	(372,349)	(885,434)

Other Income / (Expense)
Change in fair value of embedded derivative liability	(182,758)		550,862	169,409	505,136
Loss on debt modification	-		-	(371,824)	-
Interest expense (including amortization of loan costs)	(70,687)		(393,347)	(285,277)	(464,508)
Realized foreign exchange loss	(3,581)		804	(144)	1,051
Total Other Income / (Expense)	(257,026)		158,319	(487,836)	41,679

Net Loss	$(352,820)		$(187,025)	$(860,185)	$(843,755)

Loss Attributable to Non-controlling Interest	$27,414		$52,197	$54,208	$134,244

Net Loss Attributable to Common Shareholders	$(325,406)		$(134,828)	$(805,977)	$(709,511)

Net Loss Per Share - Basic and Diluted	$(0.00)	$	*(0.00)	$(0.00)	$(0.02)

Weighted average number of shares outstanding during the period ended Basic and Diluted	670,480,092		46,498,325	482,575,869	44,418,998

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated net loss	$(352,820)	$(187,025)	$(860,185)	$(843,755)
Other comprehensive loss, net of tax:
Foreign currency translation income (loss)	(47,443)	7,839	99,421	5,821
Comprehensive loss	(400,263)	(179,186)	(760,764)	(837,934)
Comprehensive loss attributable to non-controlling interest	27,414	52,197	54,208	134,244
Comprehensive loss attributable to common shareholders	$(427,677)	$(126,989)	$(814,972)	$(703,690)

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net Loss, including of non-controlling interest	$(860,185)	$(843,755)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	424	399
Interest/penalty accrued and not paid or imputed	-	40,887
Share based payment	43,500	89,328
Non-cash interest	-	310,946
Change in fair value of derivative liability	(245,533)	(274,112)
Change in fair value of warrant derivative liability	76,124	(231,024)
Amortization of debt discount and OID attributable to convertible debt	213,583	104,387
Amortization of deferred loan costs	10,272	8,120
Imputed interest	14,776	-
Loss on debt modification	371,824	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	62,639	(67,609)
Accounts payable and accrued expenses	141,522	494,758
Accrued officer’s compensation	15,000	15,000
Total adjustments	704,131	491,080
Net Cash Used In Operating Activities	(156,054)	(352,675)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Proceeds from short term note payable	-	8,500
Proceeds from issuance of convertible notes	-	147,000
Payment of loan costs		(10,800)
Proceeds from issuance of common stock	-	30,000
Proceeds from loans - related parties	56,234	173,911
Net Cash Provided by Financing Activities	56,234	348,611

Effect of foreign exchange fluctuations on cash	99,421	5,821

Net Decrease in Cash	(399)	1,757

Cash at Beginning of Period	446	6,742

Cash at End of Period	$47	$8,499

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt, including related party and accrued interest	$445,497	$-
Derivative liability reclass to equity - on conversion of note	$513,143	$-
Accounts payable reclassed into convertible loan	$35,814	$-
Short term demand notes payable reclassed into convertible loan	$36,530	$-
Loans payable, reclassed into convertible loan - related party	$81,200	$-
Common stock issued in settlement of payables	$-	$123,448
Common stock issued for prepaid consulting services	$-	$35,750
Debt derivative liability at inception	$-	$660,446
Warrant derivative liability at inception	$-	$590,038

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

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

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on December 31. 2015.

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

3. Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception. At June 30, 2015, the Company had working capital deficiencies and accumulated deficit of $5,290,283 and $5,930,729, respectively.

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

June 30, 2015

(Unaudited)

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

Significant Customers

During the three months ended June 30, 2015, the Company had one customer which accounted for more than 10% of the Company’s revenues (17%).

During the three months ended June 30, 2014 the Company had none customers which accounted for more than 10% of the Company’s revenues.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

During the six months ended June 30, 2015, the Company had one customer which accounted for more than 10% of the Company’s revenues (8.6%).

During the six months ended June 30, 2014 the Company had none customers which accounted for more than 10% of the Company’s revenues.

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

Debt Derivative Liability:

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Derivative liability – June 30, 2015	$895,678	$—	$—	$895,678
Derivative liability – December 31, 2014	$1,282,532	$—	$—	$1,282,532

The following table represents the Company’s derivative liability activity for the year ended:

Balance at December 31, 2014	$1,282,532
Loss on debt modification	371,822
Reclassification of derivative liability associated with convertible debt	(513,143)
Change in derivative liability during the six months ended June 30, 2015	(245,533)
Balance June 30, 2015	$895,678

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

Warrant derivative liability:

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Warrant liability – June 30, 2015	$621,961	$—	$—	$621,961
Warrant liability – December 31, 2014	$545,837	$—	$—	$545,837

The following table represents the Company’s warrant liability activity for the six months ended June 30, 2015:

Balance at December 31, 2014	$545,837
Change in derivative liability during the six months ended June 30, 2015	76,124
Balance June 30, 2015	$621,961

H. Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. The Company currently has no cash equivalents which would consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased.

I. Allowance for Doubtful Accounts

The Company reserves for receivables that may not be collected. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. During the six months ended June 30, 2015 and 2014, the Company did not record any accounts receivable and no associated allowance was recorded.

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

L. Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Convertible notes (net of discount) – June 30, 2015	$388,093	$-	$-	$388,093
Convertible notes (net of discount) – December 31, 2014	$421,865	$-	$-	$421,865

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of June 30, 2015:

Balance at December 31, 2014	$421,865
Accounts payable and short term demand notes payable reclassified into convertible notes	72,344
Convertible loan payable- related party reclassified into convertible notes	176,200
Amortized debt discount	149,695
Conversion of notes	(432,011)
Balance at June 30, 2015	$388,093

Convertible Loan Payable- Related party

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Convertible notes (net of discount) Related party –June 30, 2015	$79,750	$-	$-	$79,750
Convertible notes (net of discount) Related party – December 31, 2014	$110,862	$-	$-	$110,862

The following table provides a summary of the changes in fair value of the Company’s Convertible loan payable- related party, which are both Level 3 liabilities as of June 30, 2015:

Balance at December 31, 2014	$110,862
Issuance of notes – net
Reclassification from loan payable into convertible loan payable	81,200
Amortized debt discount	63,888
Re-assigned into convertible loan payable- other	(176,200)
Balance at June 30, 2015	$79,750

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of June 30, 2015 and December 31, 2014.

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

June 30, 2015

(Unaudited)

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

The Company has adopted the provisions of FASB ASC 740. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2015 and December 31, 2014, the Company had no material uncertain recognized tax positions.

The Company’s policy for recording interest and penalties is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the three and six months ended June 30, 2015 and 2014. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

June 30, 2015

(Unaudited)

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)

Cost of website development and hosting	$14,659	$47,760
Prepaid consulting services	-	27,713
Deposits	1,000	1,000
Total	$15,659	$76,473

Amortization of website development and hosting totaled $19,091 and $3,537 for the three months ended June 30, 2015 and 2014, respectively.

Amortization of website development and hosting totaled $46,988 and $7,428 for the six months ended June 30, 2015 and 2014, respectively

The prepaid costs related to website development and hosting are the upfront charges for set up, delivery and hosting of Seaniemac branded gaming website; amortization of these costs began in May 2013 and will be amortized over three years.

On March 17, 2014, the Company entered into a one year Consulting and Representation Agreement with Corporate Ads, LLC in exchange for 650,000 shares of the Company plus $10,000. The shares were valued at $35,750 based upon the closing price of the Company’s stock on March 17, 2014 of $0.055 per share. The total amount of $45,750 was included in prepaid consulting services and is being amortized over the one-year term. Amortization of $0 and $11,439 was recorded for the three months ended June 30, 2015 and 2014, respectively. Amortization of $9,531 and $13,345 was recorded for the six months ended June 30, 2015 and 2014, respectively.

7. Equipment, Net

Equipment consists of the following:

	Estimated Useful Life	June 30, 2015	December 31, 2014
		(Unaudited)

Computer equipment	5 years	$2,588	$2,588
Accumulated depreciation		(1,566)	(1,142)
Equipment, net		$1,022	$1,446

Depreciation expense for equipment was $116 and $207 for the three months ended June 30, 2015 and 2014, respectively.

Depreciation expense for equipment was $424 and $399 for the six months ended June 30, 2015 and 2014, respectively.

8. Deferred Loan Costs, Net

Deferred loan costs, net consists of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)

Deferred loan costs	$14,282	$37,225
Accumulated amortization	(10,272)	(22,943)
Deferred loan costs, net	$4,010	$14,282

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

The Company incurred deferred loan costs of $21,000 in connection with a Secured Convertible Promissory Note issued to Iliad Research and Trading, L.P. (“Iliad”) on December 2, 2013. These deferred loan costs are being amortized over the twenty-three month term of the note. Amortization of deferred loan costs totaled $2,739 and $2,739 during the three months ended June 30, 2015 and 2014, respectively and totaled $5,478 and $5,478 during the six months ended June 30, 2015 and 2014, respectively.

The Company incurred deferred loan costs of $5,800 in connection with the issuance of a 10% convertible note issued to LG Capital Funding, LLC (“LG Capital”) on April 1, 2014. These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $1,450 during the six months ended June 30, 2015.

Additional deferred loan costs of $5,000 were incurred in connection with the issuance of a 12% convertible note issued to WHC Capital, LLC (“WHC Capital”) on April 4, 2014. These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $1,308 and $1,308 during the three and six months ended June 30, 2015, respectively.

On July 14, 2014, the Company incurred deferred loan costs of $1,750 in connection with the issuance of an 8% convertible note to LG Capital. These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $146 during the six months ended June 30, 2015.

On August 15, 2014, the Company incurred additional deferred loans costs of $3,675 in connection with the issuance of a 10% convertible note to Summit Trading Ltd. (“Summit”). These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $945 and $1,890 during the three and six months ended June 30, 2015, respectively.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)

Accounts payable	$1,942,119	$1,843,217
Accrued expenses and other current liabilities	205,974	212,652

Total	$2,148,093	$2,055,869

Accounts payable includes $28,187 owed to Barry M. Brookstein (“Brookstein”) at June 30, 2015 and December 31, 2014. Brookstein is the Company’s chief executive officer and chief financial officer. Accounts payable also includes consulting fees of $290,560 and $241,510 payable to Seaniemac non-controlling shareholders at June 30, 2015 and December 31, 2014, respectively and $116,565 and $17,767 is payable to GE Park, LLC at June 30, 2015 and December 31, 2014, respectively.

Consulting fees expenses incurred for non-controlling shareholders were $47,009 and $54,204 for the three ended June 30, 2015 and 2014, respectively. Consulting fees expenses incurred for non-controlling shareholders were $104,902 and $113,970 for the six ended June 30, 2015 and 2014,

Accrued expenses include related party accrued interest of $42,697 and $43,630 as of June 30, 2015 and December 31, 2014, respectively.

10. Accrued Officer’s Compensation

The Company accrued compensation for Brookstein in the amount of $7,500 during the three months ended June 30, 2015 and 2014, the unpaid balance was $105,000 and $90,000 as of June 30, 2015 and December 31, 2014, respectively.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

11. Notes Payable

Notes payable consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)

Notes payable -Summit Trading Ltd.	$-	$36,530
Notes payable - John Koehler	30,000	30,000

Total	$30,000	$66,530

On October 1, 2003, Execuserve Corp. (“Execuserve”), issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor. Upon completion of the merger of Execuserve and the Company pursuant to an agreement and plan of merger dated as of February 5, 2010, the balance of the amount Execuserve owed Koehler was $37,000. Although the Company agreed to pay the balance in monthly installments of $1,000, the Company is in default as it has not made a payment since September 2010. The balance due to Koehler at both June 30, 2015 and December 31, 2014 totaled $30,000.

On May 29, 2014, the Company issued a demand note to Summit Trading Ltd. (“Summit”) in the amount of $8,500. A second note in the amount of $18,030 was issued to Summit on September 15, 2014, and a third note in the amount of $10,000 was issued to Summit on November 6, 2014. These notes bear interest of 4% per annum on any unpaid principal and are payable on demand. Interest expense was $3,030 for the six months ended June 30, 2015.

On February 27, 2015, the terms of the Summit demand notes were modified. The $36,530 became convertible notes that are convertible at 60% of the lowest trading price utilizing a three day look-back period (see Note 13).

12. Loans Payable – Related Parties

Loans payable to related parties consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)

Loan payable - GE Park, LLC (A)	$114,374	$166,200
Loans payable – Other related parties	4,046	-
Loans payable - Brookstein (B)	15,702	15,702
Loans payable - RDRD II Holding, LLC (C)	903,292	880,478
Total	$1,037,414	$1,062,380

Convertible loans payable to related parties consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)

Convertible loan payable - GE Park, LLC (A)	$-	$95,000
Convertible loan payable - GE Park, LLC (A)	79,750	79,750
Unamortized debt discount	-	(63,888)
Total	$79,750	$110,862

The Company has specified the following person and entities as related parties with ending balances as of June 30, 2015 and December 31, 2014:

RDRD, a shareholder of the Company, Barry Brookstein, our Chief Executive Officer and Chief Financial Officer and GE Park, LLC an affiliate of the non-controlling interest holder in Seaniemac minority shareholder.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

A. Loan Payable – GE Park, LLC

During the year ended December 31, 2014, GE Park, LLC loaned the Company $166,200 to be used for working capital purposes. These notes bear interest at 4% per annum and are due on demand.

On February 12, 2015, the terms a GE Park demand note totaling $47,600 was modified. This note became convertible at 50% of the lowest traded price utilizing a 10 day look-back period (see Note-13). The determined fair value of the debt derivatives of $94,917 was charged as a loss on debt modification for the six months ended June 30, 2015. The note was fully converted into 79,193,262 shares during the six months ended June 30, 2015 (See Note 13).

On February 20, 2015, the terms of two GE Park demand notes totaling $33,600 were modified. These notes became convertible at 50% of the lowest traded price utilizing a 10 day look-back period (see Note-13). The determined fair value of the debt derivatives of $75,378 was charged as a loss on debt modification for the six months ended June 30, 2015. The note amounted to $21,600 was converted into 33,895,385 shares during the six months ended June 30, 2015 (See Note 13).

During the six months ended June 30, 2015, the GE Park accounts payable balance amounted to $17,374 was re classed into as “loan payable”.

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

During the six months ended June 30, 2015, the Company converted $95,000 of principal into 136,053,867 shares of common stock (See Note 13). The determined fair value of the debt derivatives of $139,813 was reclassified into equity during the period ended June 30, 2015.

In addition, the Company issued GE Park a convertible note in the amount of $79,750 on November 25, 2014. The cash purchase price of $72,500 (which amount is net of the pro-rata portion of original issue discount of $7,250) was received by the Company on the issuance date.

The Note bears interest at the rate of 4% per annum. All interest and principal must be repaid on May 25, 2015. The note is convertible into common stock, at a 50% discount to the lowest trading prices of the common stock during the 20 trading day period prior to conversion. On March 3, 2015, the GE Park conversion terms of the GE Park convertible note dated November 25, 2014 for $79,750 were modified to 50% of the lowest traded price utilizing a 10 day look-back. A loss a $38,052 resulted from this modification.

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

The charge of the amortization of debt discounts and costs for the three and six months ended June 30, 2015 was $1,410 and $63,888, respectively, and was accounted for as interest expense.

Interest expense for the three and six months ended June 30, 2015 and 2014 totaled $1,670 and $3,323, respectively. Interest expense for the three and six months ended June 30, 2014 totaled $1,734 and $2,683, respectively. Accrued interest at June 30, 2015 and December 31, 2014 totaled $10,162 and $8,799, respectively.

B. Loans Payable – Brookstein

At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At June 30, 2015 and 2014, loans payable to Brookstein totaled $15,702 for both.

C. Loans Payable – RDRD II Holding, LLC

RDRD II Holding, LLC, a Delaware limited liability company and substantial shareholder of the Company (“RDRD”) loaned monies to the Company and its subsidiary, Seaniemac, for working capital purposes. The loans to the Company aggregating $370,067 do not bear interest and are due on demand. The loans to Seaniemac aggregating $516,498 bear interest at 4% per annum. At June 30, 2015 and December 31, 2014, loans payable were $903,292 and $880,748, respectively, and accrued interest totaled $42,571 and $34,831, respectively.

The Company imputed interest of $7,561 and $5,610 amount loaned to the Company by RDRD during the three months ended June 30, 2015 and 2014, respectively, at an assumed rate of 8% per annum.

The Company imputed interest of $14,776 and $10,874 amount loaned to the Company by RDRD during the six months ended June 30, 2015 and 2014, respectively, at an assumed rate of 8% per annum.

Interest expense to related parties totaled $14,616 and $13,078 for the three month ended June 30, 2015 and 2014 respectively.

Interest expense to related parties totaled $26,960 and $25,167 for the six month ended June 30, 2015 and 2014 respectively.

13. Convertible Promissory Notes, Net

Convertible promissory notes consists of the following:

	June 30, 2015	December 31, 2014
		(Unaudited)
Iliad Note (1):
Secured convertible promissory- note – Iliad	$380,000	$380,000
Total	380,000	380,000
Less:
OID of $20,000, net of amortization of $20,000 and $11,310 as of June 30, 2015 and December 31, 2014, respectively	-	(8,690)

Conversions into 99,520,802 shares of common stock	(100,062)	-

Loan discount of $202,500, net of amortization of $164,914 and $82,645 as of June 30, 2015 and December 31, 2014, respectively	(37,586)	(119,855)
Secured convertible promissory note – Iliad	$242.352	$251,455

Redwood Note (2):
Secured convertible promissory note – Redwood	$75,000	$75,000
Total	75,000	75,000
Less:
Conversion into 44,988,900 shares of common stock	(43,738)	-
Assignment to Apollo Capital Corporation	(31,262)	-
	-	-
Total	-	75,000
Loan discount of $75,000, net of amortization of $75,000 and $0 as of June 30, 2015 and December 31, 2014, respectively	-	-
Secured convertible promissory note - Redwood (note in default)	$-	$75,000

LG Capital Funding. LLC (3):
10% convertible redeemable note - LG Capital	$40,000	$40,000
Total	40,000	40,000
Loan discount of $40,000, net of amortization of $40,000 and $30,027 as of June 30, 2015 and December 31, 2014 respectively	-	(9,973)
10% convertible redeemable note - LG Capital	$40,000	$30,027

8% convertible redeemable note - LG Capital	$36,750	$36,750
Total	36,750	36,750
Loan discount of $36,750, net of amortization of $36,750 and $17,116 as of June 30, 2015 and December 31, 2014, respectively	-	(19,634)
Conversion into 51,082,166 shares of stock	(36,750)	-
8% convertible redeemable note - LG Capital	$-	$17,116

WHC Capital, LLC (4):
10% convertible redeemable note - WHC Capital	$32,000	$32,000
	-	-
Total	32,000	32,000
Loan discount of $32,000, net of amortization of $32,000 and $23,759 as of June 30, 2015 and December 31, 2014, respectively	-	(8,241)
Conversion into 37,034,976 shares of stock	(32,000)	-
10% convertible redeemable note - WHC Capital	$-	$23,759

Summit Trading Ltd. (5):
10% convertible redeemable note – Summit	$59,835	$59,835
Total	59,835	59,835
Loan discount of $56,804, net of amortization of $49,645 and $21,478 as of June 30, 2015 and December 31, 2014, respectively	(7,159)	(35,327)
Conversion of demand note into a convertible note	36,530	-
Conversion of accounts payable into a convertible note	35,814	-
Transfer to Apollo Capital Corp	(59,835)	-
Conversion into 45,260,256 shares of common stock	(22,270)	-
10% convertible redeemable note – Summit	$42,915	$24,508

Apollo Capital Corporation (6)
Notes purchased from GE Park, LLC	176,200	-
Notes purchased from Summit	62,827	-
Notes purchased from Redwood	31,262	-
Conversion into 321,234,184 shares of common stock	(207,463)	-
10% convertible redeemable note - Apollo Capital Group	$62,826	$-

Convertible promissory notes, net	$388,093	$421,865

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

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

Default on Iliad Note

On October 1, 2014, Iliad presented the Company with an Event of Default Redemption Notice and is electing to redeem the full outstanding balance of the Note. Note 12 outlines the applicable penalties and additional interest due to the default. On October 29, 2014, the Company and Iliad entered into a forbearance agreement, pursuant to which Iliad agreed, subject to the terms of the forbearance agreement, to refrain and forbear, until December 10, 2014, from exercising and enforcing remedies against the Company with respect to the Note defaults, including the enforcement of the interest rate increase to 22% per annum. Pursuant to an oral agreement between the Company and Iliad on December 12, 2014, the date was extended to December 31, 2014, subject to the terms of the forbearance agreement. As a result, during the year ended December 31, 2014, the Company recorded $152,500 as forbearance liability and charged to the expenses. For the six months ended June 30, 2015, the Company converted $108,752 of principal and accrued interest into 99,520,802 shares of common stock. As of June 30, 2015, the outstanding loan balance on this including forbearance liability was $279,938.

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

The charge of the amortization of debt discounts and costs for the three months ended June 30, 2015 was $27,362 and $6,084, respectively, and was accounted for as interest expense.

The charge of the amortization of debt discounts and costs for the six Months ended June 30, 2015 was $82,269 and $9,549, respectively, and was accounted for as interest expense.

For the six months ended June 30, 2015, the Company converted $108,752 of principal and accrued interest into 99,520,802 shares of common stock.

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

For the six months ended June 30, 2015, the Company converted $43,738 of principal and accrued interest into 44,988,900 shares of common stock.

On March 9, 2015, the remaining balance of $23,762 of principal and $7,500 in accrued interest was assigned to Apollo Capital Corp. A loss of $26,577 resulted from the debt modification. Subsequently, during the three months ended June 30, 2015 the Company converted $31,262 of principal into 72,091,670 shares of common stock. The remaining balance as of June 30, 2015 is $0 and the determined fair value of the debt derivatives of $145,688 was reclassified into equity during the period ended June 30, 2015.

The charge of the amortization of debt discounts and costs for the three months ended June 30, 2015 and 2014 was $-0- and $37,092, respectively, which was accounted for as interest expense

The charge of the amortization of debt discounts and costs for the six months ended June 30, 2015 and 2014 was $-0- and $48,505, respectively, which was accounted for as interest expense.

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 14, 2015. The note is convertible into common stock, at LG Capital’s option, at a 50% discount to the average two lowest trading prices of the common stock during the 20 trading day period prior to conversion. Subsequent to the year ended December 31, 2014, the LG Capital converted $36,750 during the quarter ended June 30, 2015.

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

The charge of the amortization of debt discounts and costs for the three months ended June 30, 2015 and 2014, was $0 and $9,863, respectively, accounted for as interest expense.

The charge of the amortization of debt discounts and costs for the six months ended June 30, 2015 and 2014, was $29,607 and $9,863, respectively, accounted for as interest expense.

For the six months ended June 30, 2015, the Company converted the note issued on July 14, 2014 for $36,750 of principal into 51,082,166 shares of common stock. The remaining balance is $0 and the determined fair value of the debt derivatives of $66,758 was reclassified into equity during the period ended June 30, 2015.

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

The charge of the amortization of debt discounts and costs for the three months ended June 30, 2015 and 2014 was $0 and $7,627, accounted for as interest expense.

The charge of the amortization of debt discounts and costs for the six months ended June 30, 2015 and 2014 was $9,529 and $7,627, accounted for as interest expense.

For the six months ended June 30, 2015, the Company converted $35,211 of principal and accrued interest into 37,034,976 shares of common stock. The remaining balance is $0 and the determined fair value of the debt derivatives of $38,937 was reclassified into equity during the period ended June 30, 2015.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

5. Summit Trading Ltd.

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

The charge of the amortization of debt discounts and costs for three month ended June 30, 2015 and 2014 was $14,162 and $ 0, respectively, accounted for as interest expense.

The charge of the amortization of debt discounts and costs for six month ended June 30, 2015 and 2014 was $28,168 and $ 0, respectively, accounted for as interest expense.

On January 2, 2015 and January 5, 2015, the Company issued demand notes to Summit in the amounts of $13,844 and $21,970, respectively. These notes bear interest of 4% per annum on any unpaid principal and are payable on demand.

As mentioned above in Note 11, On May 29, 2014, the Company issued a demand note to Summit Trading Ltd. (“Summit”) in the amount of $8,500. A second note in the amount of $18,030 was issued to Summit on September 15, 2014, and a third note in the amount of $10,000 was issued to Summit on November 6, 2014. These notes bear interest of 4% per annum on any unpaid principal and are payable on demand. Interest expense was $2,505 and $3,030 for the three and six months ended June 30, 2015.

On February 27, 2015, the terms of the Summit demand notes were modified. All outstanding notes totaling $72,344 became convertible notes that are convertible at 60% of the lowest trading price utilizing a three day look-back period. A loss of $79,038 resulted from the debt modification.

For the six months ended June 30, 2015, the Company converted $22,270 of principal into 45,260,256 shares of common stock, the related derivative liability of notes conversion $27,030 reclassified into additional paid in capital and the remaining balance is $42,915 as of June 30, 2015.

6. Apollo Capital Corp

On October 22, 2013, GE Park, LLC loaned the Company $95,000 to be used for working capital purposes. These notes bear interest at 4% per annum and are due on demand. On November 22, 2014, this promissory loan was modified into convertible note and subsequently transferred to Apollo Capital Corp (See Note 12). During the six months ended June 30, 2015, the Company converted $95,000 of principal into 136,053,867 shares of common stock. The remaining balance as of June 30, 2015 is $0 and the determined fair value of the debt derivatives of $139,813 was re classed into equity during the period ended June 30, 2015.

On February 12, 2015, the terms a GE Park demand note totaling $47,600 was modified. This note became convertible at 50% of the lowest traded price utilizing a 10 day look-back period (see Note-12). The determined fair value of the debt derivatives of $94,917 was charged as a loss on debt modification for the six months ended June 30, 2015. The note was fully converted into 79,193,262 shares during the six months ended June 30, 2015 (See Note 12). The remaining balance as of June 30, 2015 is $0 and the determined fair value of the debt derivatives of $94,917 was re classed into equity during the period ended June 30, 2015.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

On February 20, 2015, the terms of two GE Park demand notes totaling $33,600 were modified. These notes became convertible at 50% of the lowest traded price utilizing a 10 day look-back period (see Note-13). The determined fair value of the debt derivatives of $75,378 was charged as a loss on debt modification for the six months ended June 30, 2015. The note amounted to $21,600 was converted into 33,895,385 shares during the six months ended June 30, 2015 (See Note 12). The remaining balance as of June 30, 2015 is $12,000.

In addition, the terms of Summit’s convertible note in the amount of $59,835 and accrued interest of $2,992 were modified; the note is now convertible 45% of the lowest stock price 20 days prior to conversion. This note was assigned to Apollo Capital Corp. (“Apollo”) on March 19, 2015. A loss of $57,860 resulted from the debt modification.

On March 9, 2015, the remaining balance of $23,762 of principal and $7,500 in accrued interest was assigned to Apollo Capital Corp from Redwood Management, LLC. A loss of $26,577 resulted from the debt modification. Subsequently, during the six months ended June 30, 2015 the Company converted $31,262 of principal into 72,091,670 shares of common stock. The remaining balance as of June 30, 2015 is $0 and the determined fair value of the debt derivatives of $145,688 was re classed into equity during the period ended June 30, 2015.

14. Derivative Liabilities

As described in Note 13, as of June 30, 2015 and December 31, 2014, the Company issued a convertible notes which is are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

The following table represents the Company’s debt derivative liability activity for the six months ended June 30, 2015:

Balance at December 31, 2014	$1,282,532
Loss on debt modification	371,822
Reclassification of derivative liability associated with convertible debt	(513,143)
Change in debt derivative liability during the six months ended June 30, 2015	(245,533)
Balance June 30, 2015	$895,678

At inception, the fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 2%, (3) weighted average risk-free interest rate of 0.03% to 0.13%, (4) expected life of 0.25 to 1.09 years, and (5) estimated fair value of the Company’s common stock of $0.0139 per share.

At June 30, 2015, the fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 261.65% to 299.66%, (3) weighted average risk-free interest rate of 0.04% to 0.15%, (4) expected life of 0.25 to 0.59 years, and (5) estimated fair value of the Company’s common stock of $0.00064 to $0.00158 per share.

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

June 30, 2015

(Unaudited)

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

For the six months ended June 30, 2015, the fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 261.65%, (3) weighted average risk-free interest rate of 1.15%, (4) expected life of 3.52 years, and (5) estimated fair value of the Company’s common stock of $0.00109 per share

The following table represents the Company’s warrant derivative liability activity for the six months June 30, 2015:

Balance at December 31, 2014	$545,837
Change in derivative liability during the six months ended June 30, 2015	76,124
Balance June 30, 2015	$621,961

15. Commitments and Contingencies

A. Marketing Agreements

On January 30, 2013, Seaniemac entered into a three year White Label Services Agreement with Boylesports (“initial term”) with the option to renew for further periods of 12 months after the initial term. Boylesports will be paid approximately 65,000 Euros to set up, deliver and host the branded website. In addition, Boylesports will receive a portion of the gross gaming revenue (GGR) generated from the seanimac.com website. GGR is gross turnover, minus gross win, leaving gross gaming yield and subtracting from that amount tax and any payments to software providers. Seaniemac is entitled to 70% of GGR up to 50,000 Euros, 75% of GGR from 50,000 Euros to 250,000 Euros, 80% of GGR from 250,000 Euros to 1,000,000 Euros, and 85% of GGR in excess of 1,000,000 Euros. Minimum guaranteed payments to Boylesports during the first year of the agreement of 7,500 Euros during months four through six, 10,000 Euros during months seven through twelve and 15,000 Euros in years two and three. There were no minimum guaranteed payments during the first three months of the contract. During the six months ended June 30, 2015, accrued fees to Boylesports totaled $192,535, of which $132,113 was commission due pursuant to the GGR share agreement and $60,422 was primarily attributable to customer service and processing fees.

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

The Company have informal arrangement in respect to the receiving services from four parties approximately $18,250 per month was expensed as consulting expenses.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

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

D. Receivable-Related Parties

During the six months ended June 30, 2015 and year ended December 31, 2014, in order to timely take advantage of business opportunities provided for under Irish laws, the Company processed a number of transactions through bank accounts of a related party. Following the completion of the fiscal year ended December 31, 2014, the Company as established its own banking relationships and no longer processes transactions using bank accounts of a related party. As of June 30, 2015, the Company’s own banking account was not yet established.

As of June 30, 2015 and December 31, 2014, $4,046 and $1,825, respectively, was recorded as a payable and receivable from a related party, respectively.

Further, currently, no deposit insurance system has been set up in above related party’s accounts. Therefore, the Company will bear a risk if any of these banks become insolvent.

E. Litigation

On August 14, 2014, the Company agreed to the entry of an Order Instituting Cease and Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934 (“Agreed Order”), with the SEC. The agreement with the SEC was subsequently modified on September 17, 2014 and is pending final approval from the SEC. Pursuant to the Agreed Order, the Company acknowledged that it was delinquent in its filing requirements in that it had failed to file its annual report on Form 10-K for the year ended December 31, 2013, its quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and an 8-K filing. Moreover, the Company has agreed to pay civil penalties in the total amount of $50,000 as a result of these delinquent filings. The Company is diligently working towards completing and filing its delinquent reports. The penalty of $50,000 was expensed during the third quarter of 2014. On September 23, 2014, the Company deposited $25,000 in an escrow account with its legal counsel. During 2014, $24,000 of these funds was used to partially pay the civil penalties of $50,000 that are due the Securities and Exchange Commission. During the six months ended June 30, 2015, the Company paid $12,000 towards the penalty. The remaining balance due is $38,000.

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

June 30, 2015

(Unaudited)

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

B. Common Stock.

We have 2,000,000,000 shares of common stock, par value $.001 per share, authorized. At June 30, 2015 and December 31, 2014 there were 673,842,729 and 74,124,445 shares issued and outstanding, respectively.

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

June 30, 2015

(Unaudited)

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

During the six months ended June 30, 2015, the Company converted debt and accrued interest, totaling $445,497 into 599,121,284 shares of common stock and their related derivative liability amounted to $513,143 reclassified into additional paid in capital.

17. Warrants and Options

At June 30, 2015 and December 31, 2014, there are no outstanding stock option awards.

At June 30, 2015 and December 31, 2014, the following warrants were outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2014	2,132,426	$0.012	3.9
Granted	-	$-
Exercised	-	$-
Cancelled Forfeited	-
Balance, June 30, 2015	2,132,426	$0.012	3.4

For the six months ended June 30, 2015, the following warrants were outstanding:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.012	2,132,426	2,132,426	3.43	$-

For the year ended December 31, 2014, the following warrants were outstanding:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.012	2,132,426	2,132,426	3.92	$-

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

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

18. Subsequent Events

A. Note Issuances/Modifications

Subsequent to June 30, 2015, the Company issued a $16,500 convertible note to Apollo Group. The Note bears interest at the rate of 12%. The debenture is convertible into common stock, at Apollo’s option, at a 60% discount to the lowest trading price of the common stock during the 30 trading day period prior to conversion.

B. Acquisition

On February 10, 2016, the Company, through its wholly owned subsidiary entered into an agreement (the “Agreement”) with Apollo Betting and Gaming Ltd (“Apollo”), pursuant to which Holdings purchased Apollo’s online gambling and betting business carried on by Apollo in the United Kingdom, via a purchase of Apollo’s assets related to that business.

In exchange for the assets, the Company agreed to pay Apollo a total of $2,000,000, as follows: (i) $80,000 was paid at the closing; (ii) $10,000 to be paid to Apollo within 2 business days of the date on which Apollo delivers to Holdings audited accounts of Apollo for the year ended March 31, 2014; (iii) $10,000 to be paid to Apollo within 2 business days of the date on which Apollo delivers to Holdings audited accounts of Apollo for the year ended 31 March 2015; and (iv) $1,900,000 to be paid to Apollo upon the migration of the acquired business onto a new operating platform which is capable of delivering the online betting services provided by Apollo in substantially the same way as provided by Apollo as of the closing, and the successful use of the new platform in connection with a bet placed by any person who is included on Apollo’s database of customers as of the closing, with the amounts payable under this clause (iv) being paid from the combined net profits Holdings and SeanieMac Ltd., which is also a wholly owned subsidiary of the Company.

C. Financing

In connection with the acquisition of the Apollo assets, a shareholder of the Company advanced $80,000 to the Company which represented the initial payment to the Apollo owners under the Agreement. The advance is informal and has no repayment terms.

On February 25, 2016, SeanieMac International, Ltd. (the “Company”) issued to Apollo Capital Group, LLC (“Apollo Capital”) a Convertible Promissory Note (the “Note”) in the original principal amount of $35,500 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded daily. The Company sold the Note to Apollo Capital for $30,000 with $5,500 retained by Apollo Capital as an original issuance discount for due diligence and legal expenses related to the transaction. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Apollo Capital’s option, at any time beginning 180 days after the date of issuance at a 60% discount of by the lowest trading price for the Company’s common stock during the 30 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is August 25, 2016 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

The principal balance of the Note may be prepaid at any time after 10 days prior written notice by the Company to Apollo Capital by paying Apollo Capital an amount equal to the Prepayment Percentage (as hereinafter defined) multiplied by the sum of the principal amount due, accrued interest and any other amounts due under the Note. The Prepayment Percentage is (i) 150% during the period beginning on the date the Note is issued and ending 90 days thereafter or (ii) 200% during the period beginning 91 days after the Note is issued and ending 180 days thereafter. After the expiration of the 180 days after the date the Note issued, the Company has no right of prepayment.

So long as the Company has any obligation outstanding under the Note, the Company may not make distributions on its capital stock, repurchase shares of its common stock, borrow funds except debts existing as of the date of the Note, indebtedness to trade creditors or financial institutions incurred in the ordinary course of business or sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of its business.

So long as the Company shall have any obligation under the Note, the Company shall not, without Apollo Capital’s written consent, lend money, give credit or make advances to any person, firm, joint venture or corporation, including, without limitation, officers, directors, employees, subsidiaries, and affiliates of the Company, except loans, credits or advances (a) in existence or committed on the date hereof and which the Company has informed Apollo Capital in writing prior to the date hereof, (b) made in the ordinary course of business, or (c) not in excess of $100,000.00.

The Company granted Apollo Capital a five (5) business day right of first refusal to provide the Company with any and all of the Company’s future capital needs until Apollo Capital has converted this Note in full or until the Company’s obligations to Apollo hereunder are otherwise satisfied in full. The Company will give Apollo Capital ten (10) business days’ prior written notice by email, receipt requested, of all capital needs during the period of such right of first refusal.

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

Since the launch of our website in May 2013 through June 30, 2015, we had 20,056 new accounts opened and processed 304,159 bets placed by our customers.

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

Our Outlook

We plan to continue to grow our business by strategically deploying our marketing resources and expanding the number of new sponsorship programs that will provide nationwide exposure of our brand. We achieved approximate amounts staked of $3,938,669 during the six months ended June 30, 2015, compared to $6,085,958 during the six months ended June 30, 2014. Turnover during the six months ended June 30, 2015 and 2014 was approximately $3,938,669 and $6,085,958 respectively. Our gross profit for the six months ended June 30, 2015 and 2014 was approximately $44,308 and $75,863, respectively. Whilst turnover was down year on year gross profit increased due to a greater yield for us on bets staked due to more favorable sporting results We believe that we can continue to achieve this growth though the continuation of our marketing programs and a meaningful contribution from our affiliates.

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

Revenue

Gross gaming revenues (“GGRs”) during the six months ended June 30, 2015 and 2014 were $153,029 and $188,345, respectively, a decrease of $35,317. Gross gaming revenues during the three months ended June 30, 2015 and 2014 were $45,910 and $91,433, respectively, a decrease of $45,523. The decreases in gross gaming revenues for was primarily attributable to the decreased yield from the amounts staked during the comparative periods.

Promotional Allowances

Promotional allowances during the six months ended June 30, 2015 totaled $108,721, as compared to promotional allowances of $115,483 for the comparable period in 2014, a decrease of $6,762. Promotional allowances during the three months ended June 30, 2015 totaled $34,498, as compared to promotional allowances of $54,317 for the comparable period in 2014, a decrease of $19,819. The decreases in promotional allowances reflect a decrease in marketing and the provision of free bets associated with higher GGRs during the comparative periods.

Operating Expenses

Operating expenses during the six months ended June 30, 2015 totaled $416,657, as compared to operating expenses of $958,297 for the comparable period in 2014, a decrease of $541,640. Operating expenses during the three months ended June 30, 2015 totaled $107,206, as compared to operating expenses of $382,460 for the comparable period in 2014, a decrease of $275,254.The decreases in operating expenses reflect a decrease in website hosting, professional fees, stock based compensation to consultants and advertising costs during the comparative periods.

Operating Loss

Our operating loss during the six months ended June 30, 2015 totaled $372,349, as compared to our operating loss of $885,434 for the comparable period in 2014, a decrease of $513,085. Our operating loss during the three months ended June 30, 2015 totaled $95,794, as compared to our operating loss of $345,344 for the comparable period in 2014, a decrease of $249,550.The decreases in operating loss was primarily attributable to a decrease in operating expenses of approximately $541,640 and $275,254 during the six month and three month periods which were partially offset by a decrease of net gaming revenue discussed above.

Other Expenses

Other expenses increased by $529,515 in total, to other expense of $487,836 from other income of $41,679 for the six months ended June 30, 2015 and 2014, respectively. Other expenses increased by $415,345 to $257,026 from other income of $158,319 for the three months ended June 30, 2015 and 2014, respectively. The increases in other expenses is primarily due to increase in losses on debt modification of $371,824 and fair value of embedded derivative liability partially offset by a reduction in interest expense.

Net Loss

Our net loss for the six months ended June 30, 2015 was $860,185, an increase of $16,430 compared to a net loss of $843,755 for the six months ended June 30, 2014, due to the reasons noted above. Our net loss for the three months ended June 30, 2015 was $352,820, an increase of $165,795 compared to a net loss of $187,025 for the three months ended June 30, 2014, due to the reasons noted above.

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

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We had current assets of $15,706 at June 30, 2015, including cash of $47 and prepaid expenses and other current assets of $15,659. We are reliant upon shareholder, affiliate and third-party loans to fund operations. We have not realized positive operating cash flow. As a result, our current cash position is not sufficient to fund our anticipated cash requirements over the next 12 months, including operations and capital expenditures.

Net cash used in operations during the six months ended June 30, 2015 was $156,054 primarily relating to our $860,185 net loss which was primarily attributable to expenses as a result of advertising, website operations and legal and consulting fees. In the comparable period of 2014, we had net cash used in operations of $352,675, primarily relating to the net loss of $843,755 which was primarily attributable to expenses as a result of advertising, website operations and legal and consulting fees.

Net cash provided by financing activities decreased during the six months ended June 30, 2015 by $292,377 in total, to $56,234 from $348,611 for the six months ended June 30, 2014. Net cash provided by financing activities during the six months ended June 30, 2015 was primarily attributable to the proceeds from related party loans totaling $56,234 offset by the absence of proceeds from the issuance of convertible notes and loans, issuances of common stock and a note payable and related party loans.

In order to continue to operate our business, we estimate we will require working capital of approximately $750,000 for Website operations, marketing expenses and general and administrative expenses. As of June 30, 2015, related parties lent us approximately $1,117,164 in order to fund our 2015 working capital requirements. While related parties may continue to lend us funds for our working capital needs, we have not entered into any agreements with anyone for any future loans. In the event we are unable to borrow funds needed for our business, or we are unable to repay our current obligations when due, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in our inability to operate our website which represents our sole business and would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

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

Default on Iliad Note

On October 1, 2014, Iliad presented the Company with an Event of Default Redemption Notice and is electing to redeem the full outstanding balance of the Note. Note 12 outlines the applicable penalties and additional interest due to the default. On October 29, 2014, the Company and Iliad entered into a forbearance agreement, pursuant to which Iliad agreed, subject to the terms of the forbearance agreement, to refrain and forbear, until December 10, 2014, from exercising and enforcing remedies against the Company with respect to the Note defaults, including the enforcement of the interest rate increase to 22% per annum. Pursuant to an oral agreement between the Company and Iliad on December 12, 2014, the date was extended to December 31, 2014, subject to the terms of the forbearance agreement. As a result, during the year ended December 31, 2014, the Company recorded $152,500 as forbearance liability and charged to the expenses. For the six months ended June 30, 2015, the Company converted $108,752 of principal and accrued interest into 99,520,802 shares of common stock. As of June 30, 2015, the outstanding loan balance on this including forbearance liability was $279,938.

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

The charge of the amortization of debt discounts and costs for the three months ended June 30, 2015 was $27,362 and $6,084, respectively, and was accounted for as interest expense.

The charge of the amortization of debt discounts and costs for the six Months ended June 30, 2015 was $82,269 and $9,549, respectively, and was accounted for as interest expense.

For the six months ended June 30, 2015, the Company converted $108,752 of principal and accrued interest into 99,520,802 shares of common stock.

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

For the six months ended June 30, 2015, the Company converted $43,738 of principal and accrued interest into 44,988,900 shares of common stock.

On March 9, 2015, the remaining balance of $23,762 of principal and $7,500 in accrued interest was assigned to Apollo Capital Corp. A loss of $26,577 resulted from the debt modification. Subsequently, during the three months ended June 30, 2015 the Company converted $31,262 of principal into 72,091,670 shares of common stock. The remaining balance as of June 30, 2015 is $0 and the determined fair value of the debt derivatives of $145,688 was reclassified into equity during the period ended June 30, 2015.

The charge of the amortization of debt discounts and costs for the three months ended June 30, 2015 and 2014 was $-0- and $37,092, respectively, which was accounted for as interest expense.

The charge of the amortization of debt discounts and costs for the six months ended June 30, 2015 and 2014 was $-0- and $48,505, respectively, which was accounted for as interest expense.

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

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 14, 2015. The note is convertible into common stock, at LG Capital’s option, at a 50% discount to the average two lowest trading prices of the common stock during the 20 trading day period prior to conversion. Subsequent to the year ended December 31, 2014, the LG Capital converted $36,750 during the quarter ended June 30, 2015.

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

The charge of the amortization of debt discounts and costs for the three months ended June 30, 2015 and 2014, was $0 and $9,863, respectively, accounted for as interest expense.

The charge of the amortization of debt discounts and costs for the six months ended June 30, 2015 and 2014, was $29,607 and $9,863, respectively, accounted for as interest expense.

For the six months ended June 30, 2015, the Company converted the note issued on July 14, 2014 for $36,750 of principal into 51,082,166 shares of common stock. The remaining balance is $0 and the determined fair value of the debt derivatives of $66,758 was reclassified into equity during the period ended June 30, 2015.

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

The charge of the amortization of debt discounts and costs for the three months ended June 30, 2015 and 2014 was $0 and $7,627, accounted for as interest expense.

The charge of the amortization of debt discounts and costs for the six months ended June 30, 2015 and 2014 was $9,529 and $7,627, accounted for as interest expense.

For the six months ended June 30, 2015, the Company converted $35,211 of principal and accrued interest into 37,034,976 shares of common stock. The remaining balance is $0 and the determined fair value of the debt derivatives of $38,937 was reclassified into equity during the period ended June 30, 2015.

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

The charge of the amortization of debt discounts and costs for three month ended June 30, 2015 and 2014 was $14,162 and $ 0, respectively, accounted for as interest expense.

The charge of the amortization of debt discounts and costs for six month ended June 30, 2015 and 2014 was $28,168 and $ 0, respectively, accounted for as interest expense.

On January 2, 2015 and January 5, 2015, the Company issued demand notes to Summit in the amounts of $13,844 and $21,970, respectively. These notes bear interest of 4% per annum on any unpaid principal and are payable on demand.

As mentioned above in Note 11, On May 29, 2014, the Company issued a demand note to Summit Trading Ltd. (“Summit”) in the amount of $8,500. A second note in the amount of $18,030 was issued to Summit on September 15, 2014, and a third note in the amount of $10,000 was issued to Summit on November 6, 2014. These notes bear interest of 4% per annum on any unpaid principal and are payable on demand. Interest expense was $2,505 and $3,030 for the three and six months ended June 30, 2015.

On February 27, 2015, the terms of the Summit demand notes were modified. All outstanding notes totaling $72,344 became convertible notes that are convertible at 60% of the lowest trading price utilizing a three day look-back period. A loss of $79,038 resulted from the debt modification.

For the six months ended June 30, 2015, the Company converted $22,270 of principal into 45,260,256 shares of common stock, the related derivative liability of notes conversion $27,030 reclassified into additional paid in capital and the remaining balance is $42,915 as of June 30, 2015.

Apollo Capital Corp

On October 22, 2013, GE Park, LLC loaned the Company $95,000 to be used for working capital purposes. These notes bear interest at 4% per annum and are due on demand. On November 22, 2014, this promissory loan was modified into convertible note and subsequently transferred to Apollo Capital Corp (See Note 12). During the six months ended June 30, 2015, the Company converted $95,000 of principal into 136,053,867 shares of common stock. The remaining balance as of June 30, 2015 is $0 and the determined fair value of the debt derivatives of $139,813 was re classed into equity during the period ended June 30, 2015.

On February 12, 2015, the terms a GE Park demand note totaling $47,600 was modified. This note became convertible at 50% of the lowest traded price utilizing a 10 day look-back period (see Note-12). The determined fair value of the debt derivatives of $94,917 was charged as a loss on debt modification for the six months ended June 30, 2015. The note was fully converted into 79,193,262 shares during the six months ended June 30, 2015 (See Note 12). The remaining balance as of June 30, 2015 is $0 and the determined fair value of the debt derivatives of $94,917 was re classed into equity during the period ended June 30, 2015.

On February 20, 2015, the terms of two GE Park demand notes totaling $33,600 were modified. These notes became convertible at 50% of the lowest traded price utilizing a 10 day look-back period (see Note-13). The determined fair value of the debt derivatives of $75,378 was charged as a loss on debt modification for the six months ended June 30, 2015. The note amounted to $21,600 was converted into 33,895,385 shares during the six months ended June 30, 2015 (See Note 12). The remaining balance as of June 30, 2015 is $12,000.

In addition, the terms of Summit’s convertible note in the amount of $59,835 and accrued interest of $2,992 were modified; the note is now convertible 45% of the lowest stock price 20 days prior to conversion. This note was assigned to Apollo Capital Corp. (“Apollo”) on March 19, 2015. A loss of $57,860 resulted from the debt modification.

On March 9, 2015, the remaining balance of $23,762 of principal and $7,500 in accrued interest was assigned to Apollo Capital Corp from Redwood Management, LLC. A loss of $26,577 resulted from the debt modification. Subsequently, during the six months ended June 30, 2015 the Company converted $31,262 of principal into 72,091,670 shares of common stock. The remaining balance as of June 30, 2015 is $0 and the determined fair value of the debt derivatives of $145,688 was re classed into equity during the period ended June 30, 2015.

Loan Payable - GE Park, LLC

During the year ended December 31, 2014, GE Park, LLC loaned the Company $166,200 to be used for working capital purposes. These notes bear interest at 4% per annum and are due on demand.

On February 12, 2015, the terms a GE Park demand note totaling $47,600 was modified. This note became convertible at 50% of the lowest traded price utilizing a 10 day look-back period. The determined fair value of the debt derivatives of $94,917 was charged as a loss on debt modification for the six months ended June 30, 2015. The note was fully converted into 79,193,262 shares during the six months ended June 30, 2015.

On February 20, 2015, the terms of two GE Park demand notes totaling $33,600 were modified. These notes became convertible at 50% of the lowest traded price utilizing a 10 day look-back period (see Note-13). The determined fair value of the debt derivatives of $75,378 was charged as a loss on debt modification for the six months ended June 30, 2015. The note amounted to $21,600 was converted into 33,895,385 shares during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the GE Park accounts payable balance amounted to $17,374 was re classed into as “loan payable”.

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

During the six months ended June 30, 2015, the Company converted $95,000 of principal into 136,053,867 shares of common stock. The determined fair value of the debt derivatives of $139,813 was reclassified into equity during the period ended June 30, 2015.

In addition, the Company issued GE Park a convertible note in the amount of $79,750 on November 25, 2014. The cash purchase price of $72,500 (which amount is net of the pro-rata portion of original issue discount of $7,250) was received by the Company on the issuance date.

The Note bears interest at the rate of 4% per annum. All interest and principal must be repaid on May 25, 2015. The note is convertible into common stock, at a 50% discount to the lowest trading prices of the common stock during the 20 trading day period prior to conversion. On March 3, 2015, the GE Park conversion terms of the GE Park convertible note dated November 25, 2014 for $79,750 were modified to 50% of the lowest traded price utilizing a 10 day look-back. A loss a $38,052 resulted from this modification.

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

The charge of the amortization of debt discounts and costs for the three and six months ended June 30, 2015 was $1,410 and $63,888, respectively, and was accounted for as interest expense.

Interest expense for the three and six months ended June 30, 2015 and 2014 totaled $1,670 and $3,323, respectively. Interest expense for the three and six months ended June 30, 2014 totaled $1,734 and $2,683, respectively. Accrued interest at June 30, 2015 and December 31, 2014 totaled $10,162 and $8,799, respectively.

Loans Payable - Brookstein

At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At June 30, 2015 and 2014, loans payable to Brookstein totaled $15,702 for both.

Loans Payable - RDRD II Holding, LLC

RDRD II Holding, LLC, a Delaware limited liability company and substantial shareholder of the Company (“RDRD”) loaned monies to the Company and its subsidiary, Seaniemac, for working capital purposes. The loans to the Company aggregating $370,067 do not bear interest and are due on demand. The loans to Seaniemac aggregating $516,498 bear interest at 4% per annum. At June 30, 2015 and December 31, 2014, loans payable were $903,292 and $880,748, respectively, and accrued interest totaled $42,571 and $34,831, respectively.

The Company imputed interest of $7,561 and $5,610 amount loaned to the Company by RDRD during the three months ended June 30, 2015 and 2014, respectively, at an assumed rate of 8% per annum

The Company imputed interest of $14,776 and $10,874 amount loaned to the Company by RDRD during the six months ended June 30, 2015 and 2014, respectively, at an assumed rate of 8% per annum.

Interest expense to related parties totaled $14,616 and $13,078 for the three month ended June 30, 2015 and 2014 respectively.

Interest expense to related parties totaled $26,960 and $25,167 for the six month ended June 30, 2015 and 2014 respectively.

Going Concern

Our condensed consolidated unaudited financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continued losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.

The Company’s primary need for cash during the next 12 months is to fund payments of operating costs. At June 30, 2015 and December 31, 2014, the Company had working capital deficiencies of $5,290,283 and $5,557,131, respectively, and stockholders’ deficit of $5,285,251 and $5,541,403, respectively.

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

Related Party Transactions

Receivable - Related party. During the six months ended June 30, 2015 and 2014, the Company was using one of its officer’s bank accounts for business purposes. As of June 30, 2015 $4,046, payable to a related party, and December 31, 2014, $1,825, was recorded as a receivable from a related party.

Accrued Officer’s Compensation. The Company accrued compensation for Brookstein in the amount of $7,500 during the three months ended June 30, 2015 and 2014, the unpaid balance was $105,000 and $90,000 as of June 30, 2015 and December 31, 2014, respectively.

Loans Payable. Loans payable to related parties were an aggregate of $1,037,414 and $1,062,380 for the period ended June 30, 2015 and December 31, 2014, respectively which consisted of the following:

Loans Payable – Brookstein. At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At June 30, 2015 and 2014, loans payable to Brookstein totaled $15,702 for both.

Loans Payable – RDRD II Holding, LLC. RDRD II Holding, LLC, a Delaware limited liability company and substantial shareholder of the Company (“RDRD”) loaned monies to the Company and its subsidiary, Seaniemac, for working capital purposes. The loans to the Company aggregating $370,067 do not bear interest and are due on demand. The loans to Seaniemac aggregating $516,498 bear interest at 4% per annum. At June 30, 2015 and December 31, 2014, loans payable were $903,292 and $880,748, respectively, and accrued interest totaled $42,571 and $34,831, respectively.

Loans Payable - GE Park, LLC. GE Park, LLC loaned the Company monies for working capital purposes. These loans bear interest at 4% per annum and are due on demand. On February 12, 2015, the terms a GE Park demand note totaling $47,600 was modified. This note became convertible at 50% of the lowest traded price utilizing a 10 day look-back period. The note was fully converted into 79,193,262 shares during the six months ended June 30, 2015.

On February 20, 2015, the terms of two GE Park demand notes totaling $33,600 were modified. These notes became convertible at 50% of the lowest traded price utilizing a 10 day look-back period. The note amounted to $21,600 was converted into 33,895,385 shares during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the GE Park accounts payable balance amounted to $17,374 was reclassified to “loan payable”.

At June 30, 2015 and December 31, 2014, loans payable to GE Park, LLC totaled $114,374 and $166,200, respectively.

Loans Payable - Other related parties. At June 30, 2015 and December 31, 2014, loans payable to Other related parties totaled $4,046 and $0, respectively

Convertible Loans Payable - GE Park, LLC.

At June 30, 2015 and December 31, 2014, convertible loans payable to GE Park, LLC totaled $79,750 and $174,750, respectively. During the six months ended June 30, 2015, the Company converted $95,000 of principal of GE Park, LLC convertible loans into 136,053,867 shares of common stock.

Interest Expense - Related Parties.

Interest Expense - Loans Payable – RDRD II Holding, LLC. The Company imputed interest of $7,561 and $5,610 amount loaned to the Company by RDRD during the three months ended June 30, 2015 and 2014, respectively, at an assumed rate of 8% per annum. The Company imputed interest of $14,776 and $10,874 amount loaned to the Company by RDRD during the six months ended June 30, 2015 and 2014, respectively, at an assumed rate of 8% per annum.

Interest Expense - Loan Payable - GE Park, LLC. Interest expense on the loan payable to GE Park, LLC for the three and six months ended June 30, 2015 and 2014 totaled $1,670 and $3,323, respectively. Interest expense for the three and six months ended June 30, 2014 totaled $1,734 and $2,683, respectively. Accrued interest at June 30, 2015 and December 31, 2014 totaled $10,162 and $8,799, respectively.

Interest expense to related parties totaled $14,616 and $13,078 for the three month ended June 30, 2015 and 2014 respectively.

Interest expense to related parties totaled $26,960 and $25,167 for the six month ended June 30, 2015 and 2014 respectively.

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

Revenue Recognition

Revenue is recognized upon the completion of the related gaming event. Gross gaming revenue is the gross gaming yield (which is the difference between gaming wins and losses), and includes promotional betting (“Free Bets”), net of the revenue share portion due our third-party provider (see Note 4 to our consolidated financial statements included herein). Free Bets are included in promotional allowances and are deducted from gross gaming revenue. All other costs are included in selling, general and administrative expenses. For the six months ended June 30, 2015 and 2014, no revenue share amounts were due to our third-party provider.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2015 and 2014, the Company did not have any derivative instruments that were designated as hedges.

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

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting this new guidance but at this time does not expect it to have an impact on the Company’s consolidated financial statements.

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

ASU 2014-12

In June 2014, the FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period . This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, who is also our Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On August 14, 2014, the Company agreed to the entry of an Order Instituting Cease and Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934 (“Agreed Order”), with the SEC. The agreement with the SEC was subsequently modified on September 17, 2014 and is pending final approval from the SEC. Pursuant to the Agreed Order, the Company acknowledged that it was delinquent in its filing requirements in that it had failed to file its annual report on Form 10-K for the year ended December 31, 2014, its quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and an 8-K filing. Moreover, the Company has agreed to pay civil penalties in the total amount of $50,000 as a result of these delinquent filings. The Company is diligently working towards completing and filing its delinquent reports. The penalty of $50,000 was expensed during the third quarter of 2014. On September 23, 2014, the Company deposited $25,000 in an escrow account with its legal counsel. During 2014, $24,000 of these funds was used to partially pay the civil penalties of $50,000 that are due the Securities and Exchange Commission. During the six months ended June 30, 2015, the Company paid $12,000 towards the penalty. The remaining balance due is $38,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2015, the Company converted debt and accrued interest, totaling $445,497 into 599,121,284 shares of common stock.

These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1

Convertible Promissory Note issued by Seaniemac, Ltd. to Apollo Capital Corp. dated February 25, 2016 (Incorporated herein by reference to Item 10.1 to the Company’s Form 8-K filed with the SEC on February 29, 2016.

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

February 29, 2016	Seaniemac International, Ltd.

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)