Form 10-K
period 2015-12-31
Seaniemac International, Ltd.
filed 2016-04-14
CIK 1206133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number 000-54007

Seaniemac International, Ltd.

(Exact name of registrant as specified in its charter)

Nevada	20-4292198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 New York Avenue, Suite A, Huntington, New York	11743
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (386) 409-0200

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $471,181 as of June 30, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 925,036,663 shares of common stock issued and outstanding as of April 13, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A - “Risk Factors” of this annual report on Form 10-K.

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

OTHER PERTINENT INFORMATION

Throughout this annual report on Form 10-K, unless specifically set forth to the contrary, as used in this report the terms “we,” “our,” “us,” “Seaniemac,” the “Company” and similar terms mean Seaniemac International, Ltd., a Nevada corporation, its wholly owned subsidiary SeanieMac Holdings Ltd. and its 70% owned operating subsidiary, Seaniemac Limited, an Irish private limited company.

PART I

ITEM 1. BUSINESS

We maintain a website for online gambling, including sports betting and casino gaming in Ireland under the brand name Seaniemac.com. In May 2013, we launched our online gaming platform (including operational sportsbook) and mobile website at Seaniemac.com, including iOS and Android applications. In conjunction with our acquisition of assets from Apollo Betting and Gaming Ltd (“Apollo Betting”) discussed below, we announced that we are moving our online betting operations to a new platform and closed down the seaniemac.com website. We currently operate the apollobet.com website.

Between May 2013, when we launched our website, and December 31, 2015, we had 21,633 new accounts opened and processed over 331,030 bets placed by our customers.

Recent Developments

On February 10, 2016, SeanieMac International, Ltd. (the “Company”) and SeanieMac Holdings Ltd., a wholly owned subsidiary of the Company (“Holdings”), entered into an agreement (the “Apollo Agreement”) with Apollo Betting and Gaming Ltd (“Apollo Betting”), pursuant to which Holdings purchased Apollo Betting’s online gambling and betting business carried on by Apollo Betting in the United Kingdom, via a purchase of Apollo Betting’s assets related to that business. The purchase has an effective date of February 1, 2016. The Company is a guarantor of Holding’s obligations under the Apollo Agreement.

In exchange for the assets, Holdings agreed to pay Apollo Betting a total of $2,000,000, as follows: (i) $80,000 was paid at the closing; (ii) $10,000 to be paid to Apollo Betting within two business days of the date on which Apollo Betting delivers to Holdings audited accounts of Apollo Betting for the year ended March 31, 2014; (iii) $10,000 to be paid to Apollo Betting within two business days of the date on which Apollo Betting delivers to Holdings audited accounts of Apollo for the year ended March 31, 2015; and (iv) $1,900,000 to be paid to Apollo Betting upon the migration of the acquired business onto a new operating platform which is capable of delivering the online betting services provided by Apollo Betting in substantially the same way as provided by Apollo Betting as of the closing, and the successful use of the new platform in connection with a bet placed by any person who is included on Apollo Betting’s database of customers as of the closing, with the amounts payable under this clause (iv) being paid from the combined net profits Holdings and Seaniemac Limited, which is also a wholly owned subsidiary of the Company.

On February 25, 2016, the Company issued to Apollo Capital Group, LLC (“Apollo Capital”) a Convertible Promissory Note (the “Apollo Note”) in the original principal amount of $35,500 (the “Purchase Price”), which Apollo Note bears interest at 12% per annum and is compounded daily. The Company sold the Apollo Note to Apollo Capital for $30,000 with $5,500 retained by Apollo Capital as an original issuance discount for due diligence and legal expenses related to the transaction. The principal amount and accrued interest under the Apollo Note is convertible into the Company’s common stock, at Apollo Capital’s option, at any time beginning 180 days after the date of issuance at a 60% discount of by the lowest trading price for the Company’s common stock during the 30 trading day period prior to conversion (the “Apollo Conversion Price”). All outstanding principal and accrued interest on the Apollo Note is due and payable on the maturity date, which date is August 25, 2016 (the “Apollo Maturity Date”). The Apollo Conversion Price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Apollo Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

The principal balance of the Apollo Note may be prepaid at any time after 10 days prior written notice by the Company to Apollo Capital by paying Apollo Capital an amount equal to the Prepayment Percentage (as hereinafter defined) multiplied by the sum of the principal amount due, accrued interest and any other amounts due under the Apollo Note. The Prepayment Percentage is (i) 150% during the period beginning on the date the Apollo Note is issued and ending 90 days thereafter or (ii) 200% during the period beginning 91 days after the Apollo Note is issued and ending 180 days thereafter. After the expiration of the 180 days after the date the Apollo Note issued, the Company has no right of prepayment.

So long as the Company has any obligation outstanding under the Apollo Note, the Company may not make distributions on its capital stock, repurchase shares of its common stock, borrow funds except debts existing as of the date of the Apollo Note, indebtedness to trade creditors or financial institutions incurred in the ordinary course of business or sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of its business.

So long as the Company shall have any obligation under the Apollo Note, the Company shall not, without Apollo Capital’s written consent, lend money, give credit or make advances to any person, firm, joint venture or corporation, including, without limitation, officers, directors, employees, subsidiaries, and affiliates of the Company, except loans, credits or advances (a) in existence or committed on the date hereof and which the Company has informed Apollo Capital in writing prior to the date hereof, (b) made in the ordinary course of business, or (c) not in excess of $100,000.00.

The Company granted Apollo Capital a five business day right of first refusal to provide the Company with any and all of the Company’s future capital needs until Apollo Capital has converted the Apollo Note in full or until the Company’s obligations to Apollo Capital hereunder are otherwise satisfied in full. The Company will give Apollo Capital 10 business days’ prior written notice by email, receipt requested, of all capital needs during the period of such right of first refusal.

Website Operations

General. We utilize a third party white-label online gaming website provider to develop and operate our branded website apollobet.com (“apollobet.com” or the “Website”), operations, sports book trading, website hosting, payment solutions, security and first line support of gaming related questions. A white-label product or service is a product or service produced by one company often called the “producer” that other companies (often called the “marketers” or “partners”) rebrand to meet the specifications of the partner. White-label sites are common in the online gaming business. As a result of this commonality, we will face competition with other sites that may be white-labeled and, consequently, we remain ultimately responsible for building our own brand affinity and brand recognition in the markets we serve.

The third party operator of our Website develops and hosts the site and offers visitors betting (including fixed-odds and/or pari-mutuel betting) on sports events, browser web-based (non-downloadable) casino and other games, and lotteries other than sports (collectively, the “e-Gaming Offerings”) in addition to the noted mobile web application.

Apollobet.com is published in the English language. Presently we intend to focus our resources on the development and marketing of the Apollobet.com brand in the English language until our initial objectives have been attained and our operations stabilized.

Customer Service

One of our main marketing objectives will be to retain active players by keeping attrition rates low through, among other measures, by offering bettors a guarantee policy and superior customer service support. We will rely on our third party gaming website operator for these services and will have no ability to provide independent back-office or website support services.

Each gaming product has strict guidelines and rules to be followed and carried out in order to achieve consistent service standards. Through our third party website service provider, we will seek to operate with 99.9% up time, which represents the percentage of time that our Website is operational, and within the requirements of the Government of Gibraltar Gambling Commission license we operate under .

Licenses and Permits

Our website is operated under the Government of Gibraltar Gambling Act of 2005.

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

The global online gambling market is somewhat fragmented with some nations totally prohibiting online gambling, others specifying various restrictions, and only eight nations making online gambling legal in all forms. Based on our review of the applicable regulations of countries that regulated online gambling, in 2010 only 70 jurisdictions worldwide sanction online gambling operations from their shores. The varying gaming options available eases rivalry somewhat, although high fixed costs of online gambling are not favorable to new entrants. Some market players within the online gambling market include a variety of retailers from private operators to monopolies where permitted under local law. Government regulation is very stringent in some places, with countries and particular states around the globe outlawing online gambling whilst many others impose particular restrictions. Due to the nature of the Internet, policing of particular laws are not always possible. Brand strength is powerful in some countries where major players are promoted through heavy advertising and sponsorship campaigns, although varying regulations and differentiated products means that dominance is never absolute. Based on our research, there has been a rapid expansion of the online gambling market from 350 online gambling sites in 1998 to 2,332 in 2010. Many countries, such as France, are easing their online gambling regulations thus opening the market up to new players. Overall, we believe the likelihood of new entrants is moderate.

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

Since online gambling is illegal in the U.S., we have implemented electronic tools to prevent U.S.-based persons from betting on our websites, including tools that track IP addresses, block U.S.-issued credit cards and prohibit wires or deposits from U.S. banks.

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

The following table, which we prepared based on our own research, portrays the major online gambling industry participants and their role in the industry:

Industry Overview	Primary Focus
Trade Organizations:

eCogra	eCogra is an internationally accredited testing agency and player protection and standards organization that provides an international framework for best operational practice requirements, with particular emphasis on fair and responsible gambling.

EGBA - European Gaming and Betting Association	EGBA promotes implementation of a fair, competitive and regulated market for online gaming and gambling operators throughout Europe in line with European Union (“EU”) law.

Major Operators:

Betfair	Internet betting exchange that also operates a poker product and game arcade.

Bwin	Largest online gaming and gambling company focused primarily on sports betting, as well as Internet casino and poker

GTECH (Lottomatica)	Focused on providing software and services in the Internet and sports betting market.

LadBrokes	Online casino sites offering sportbooks, poker, casino games, bingo and backgammon

Rank Group	Operates bingo services and casinos in the U.K., with complementary online gaming and gambling services.

Major Software Vendors:

Boylesports	Boylesports.com is the online arm of one of the largest privately owned bookmakers with headquarters in Dundalk, Ireland.

Fremonte	Fremonte provides clients with the management of their online marketing services. We specialize in the complete customer journey, from acquisition to active promotions.

GBGC - Global Betting & Gaming Consultants	GBGC has developed a wide range of gambling and business services that it can provide to its clients to help them operate successfully in the gambling field.

Major Customers:

Men in the age range of 25 and 35 years	Men play more frequently at higher stakes, yet in shorter sessions.

Women	Women generally play for longer, yet at lower stakes, and represent approximately 40% of all online players.

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

Government Regulations and Political Factors

The operations of apollobet.com are principally regulated by the Government of Gibraltar Gambling Act of 2005.

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

Employees

As of April 11th, 2016, we had 0 full-time employees. All other employees, including our CEO/CFO, Mr. Brookstein, are part-time.

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

Seaniemac Acquisition

We completed the acquisition (“Acquisition”) of Seaniemac Limited on October 30, 2012 pursuant to that certain June 7, 2012 Securities Exchange Agreement (the “Exchange Agreement”) with RDRD II Holding LLC, a Delaware limited liability company (“RDRD”), as amended on October 29, 2012 and February 18, 2013. Seaniemac Limited, involved in the business of operating a sports gaming website, was incorporated on December 11, 2011 pursuant to its charter which authorized 100,000 shares of a single class of stock, 100 shares of which have been issued, and 70 of those we acquired from RDRD in the Acquisition. In accordance with the Exchange Agreement, we acquired the 70% equity ownership interest of RDRD in Seaniemac Limited in exchange for our issuance to RDRD of 29,719,952 shares of our unregistered Common Stock (the “RDRD Exchange Shares”), amounting to approximately 71% of the then outstanding number (on a fully diluted basis) of our authorized Common Stock after taking into account those certain 10 million post-split Common Stock shares we were ordered by a court in Florida to issue to certain of our creditors in satisfaction of an aggregate $500,000 amount of debt then owed to such creditors.

Our Board of Directors approved the change of our name to Seaniemac International, Ltd. effective August 16, 2013 in connection with our current business focus in the operation and expansion of our on-line gaming website, Apollobet.com. Our name change was effected through the Acquisition effective as of August 16, 2013. As a result of our issuance of the RDRD Exchange Shares and the resulting ownership in us by RDRD, RDRD is deemed under applicable law to be our affiliate.

Prior to the Acquisition, we were a shell company with no business operations. As a result of the Acquisition, we are no longer considered a shell company.

Apollo Betting and Gaming Acquisition

On February 10, 2016, our wholly owned subsidiary, SeanieMac Holdings, Ltd. (“Holdings”), entered into an agreement (the “Agreement”) with Apollo Betting and Gaming Ltd (“Apollo”), pursuant to which Holdings purchased Apollo’s online gambling and betting business carried on by Apollo in the United Kingdom, via a purchase of Apollo’s assets related to that business.

In exchange for the assets, we agreed to pay Apollo a total of $2,000,000, as follows: (i) $80,000 was paid at the closing; (ii) $10,000 to be paid to Apollo within 2 business days of the date on which Apollo delivers to Holdings audited accounts of Apollo for the year ended March 31, 2014; (iii) $10,000 to be paid to Apollo within 2 business days of the date on which Apollo delivers to Holdings audited accounts of Apollo for the year ended 31 March 2015; and (iv) $1,900,000 to be paid to Apollo upon the migration of the acquired business onto a new operating platform which is capable of delivering the online betting services provided by Apollo in substantially the same way as provided by Apollo as of the closing, and the successful use of the new platform in connection with a bet placed by any person who is included on Apollo’s database of customers as of the closing, with the amounts payable under this clause (iv) being paid from the combined net profits Holdings and SeanieMac Ltd., which is also our wholly owned subsidiary.

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

We operate in a highly competitive environment and we compete for members, visitors and advertisers with numerous well established online gambling sites, as well as many smaller and/or newer sites. If we are unable to differentiate our products and generate sufficient appeal in the marketplace, our ability to achieve our business plan may be adversely affected. We intend to differentiate our Website by launching a marketing campaign utilizing TV commercials and a search engine optimization or “SEO” and other internet advertising tools that features our planned games, web address Apollobet.com and logo. The effect of such competition may put pressure on profit margins and to involve us in vigorous competition to obtain and retain consumers and advertisers. As compared to us, many of our competitors have significantly longer operating histories and greater brand recognition as well as, greater financial, management, and other resources.

We currently depend on and may continue to be dependent on third parties to operate our online gambling platform, and any increased costs associated with third party developers or any delay or interruption in production would negatively affect both our ability to develop the platform and our ability to continue our operations.

We depend on third party providers to maintain, support and operate our Website. The costs associated with relying on third parties may increase our development costs and negatively affect our ability to operate. Since we have less control over a third party because we cannot control the developer’s personnel, schedule or resources, we may experience delays in maintenance of or repairs to our Website. Additionally, our reliance upon a third party developer and operator exposes us to risks, including reduced control over quality assurance and costs of development. If this happens we could lose anticipated revenues from the Website and may not have the capital necessary to continue our operations. A termination by our third party providers could materially impact the Company’s financial condition, as the ability to timely identify a comparable service provider at similar terms may not be possible.

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

We will be able to protect our proprietary intellectual property rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable copyrights or trademarks. Our inability to protect our proprietary rights could materially adversely affect our business prospects and profitability. In addition, if litigation were to take place in connection with the enforcement of our intellectual property rights (or to defend third party claims of infringement against us), there can be no assurance that we would prevail. Legal proceedings could result in substantial costs and diversion of management time and resources and could materially adversely affect our operations and our financial condition. We currently own our Website at www.apollobet.com and the contents of such Website, though we have not filed for formal copyright or trademark protection.

If we do not comply with the terms of our agreement with our website service provider or it is terminated, our business, operating results and financial condition will be adversely affected.

Our agreement with our website service provider to develop and operate our online gaming Website is crucial to our operations. If we fail to comply with any of the terms or conditions of this agreement, in the event the operator terminates the agreement or the agreement expires and we are unable to find a suitable replacement, our business, operating results and financial condition would be materially adversely affected.

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

Although none of our employees has experience in marketing an online gambling website, we rely on their extensive experience in business and event management and marketing, internet marketing, employing search engine optimization (“SEO”) tools that include Google AdWords, social media marketing, online affiliate management and customer acquisition and analysis to operate our business. In addition, we will be reliant on our third party website operator who has developed and hosts apollobet.com. Much of our future success depends on the continued availability and service of the employees and third parties to provide these services. Experienced employees and third party providers in the gaming, technology and online marketing industry are in high demand. The loss of employees or our third party website operator, or the inability to hire additional talented employees or third party providers as necessary could result in significant disruptions to our business, and the integration of replacement employees or third party suppliers could be time-consuming and expensive and cause additional disruptions to our business. If we are unable to attract and retain qualified employees and third party providers, we may not be able to meet our strategic objectives.

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

Economic conditions that have an adverse effect on the gaming industry will adversely affect our results of operation.

Our business operations are affected by international, national and local economic conditions. A downturn in the economy or in a region where a significant source of our customers is located, or a reduction in demand for gaming, may harm our financial condition or that of our customers. We cannot predict the effect or duration of an economic slowdown or the timing or strength of any subsequent economic recovery, worldwide, in the markets we serve or in the gaming industry, or the impact such slowdown may have on the demand for online gaming. If players have less disposable income to spend on online gaming or if our customers are unable to devote resources to using our products, there could be an adverse effect on our business.

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

Our management identified a material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. We did not maintain an adequate number of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, including the performance of internal audit functions and segregation of duties. In addition, management determined that the lack of an audit committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions. See Item 9A, “Controls and Procedures.”

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

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding (915,036,663 shares of Common Stock as of April 12, 2016); or

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

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

ITEM 3. LEGAL PROCEEDINGS

On August 14, 2014, the Company agreed to the entry of an Order Instituting Cease and Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934 (“Agreed Order”), with the SEC. The agreement with the SEC was subsequently modified on September 17, 2014 and is pending final approval from the SEC. Pursuant to the Agreed Order, the Company acknowledged that it was delinquent in its filing requirements in that it had failed to file its annual report on Form 10-K for the year ended December 31, 2013, its quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and a current report on Form 8-K. Moreover, the Company has agreed to pay civil penalties in the total amount of $50,000 as a result of these delinquent filings. The Company is diligently working toward completing and filing its delinquent reports. The penalty of $50,000 was expensed during the third quarter of 2014. On September 23, 2014, the Company deposited $25,000 in an escrow account with its legal counsel. During 2014, $20,000 of these funds was used to partially pay the civil penalties of $50,000 that are due the SEC. During the year ended December 31, 2015, the Company paid $12,000 toward the penalty. The remaining balance due is $18,000.

In January 2016, a judgment in the amount of $72,540 was entered against us in the Supreme Court of the State of New York, County of Suffolk (Index No.: 612058/2015) in favor of Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. The judgment stems from accounting services they performed on our behalf in addition to prejudgment interest and costs.

On April 5, 2016 Iliad Research and Trading, L.P. (“Iliad”) made a demand on the Company to issue 64,660,484 shares of the Company’s common stock (the “Delivery Shares”) issuable upon exercise of warrants issued to Iliad on December 2, 2013 (the “Iliad Warrant”) and for damages due to Company’s failure to deliver the Delivery Shares to Iliad pursuant to the terms of the Warrant, late fees in the amount of $2,000.00 per trading day (the greater of $2,000.00 and 2% of the product of the number of Delivery Shares not delivered to Investor (64,660,484) multiplied by the closing sales price of the Common Stock on the last trading day the Company could have delivered the Delivery Shares to Iliad without breaching the terms of the Warrant (which closing sale price was $0.0011 according to Iliad’s demand) have been accruing since April 1, 2016 (the “Late Fees”). The Company has been notified by Apollo that Apollo Capital Corp. believes that it acquired the Warrants when it acquired the Note on December 18, 2015 as discussed in Note 12 to the Company’s financial statements despite Iliad’s demand for issuance of the Delivery Shares. The Company has elected to withhold issuance of the Delivery Shares until the dispute between Iliad and Apollo regarding ownership of the Warrants and the rights to the Delivery Shares has been resolved. The Company is, however, subject to possible late fees and damages as a result of its failure to issue the Delivery Shares to Iliad in the event Iliad is deemed the owner of the Warrant.

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

	High	Low

Quarter Ended March 31, 2014	$0.1100	$0.0420
Quarter Ended June 30, 2014	$0.1100	$0.0201
Quarter Ended September 30, 2014	$0.0390	$0.0100
Quarter Ended December 31, 2014	$0.0275	$0.0062

Quarter Ended March 31, 2015	$0.01	$0.0009
Quarter Ended June 30, 2015	$0.0017	$0.0005
Quarter Ended September 30, 2015	$0.0010	$0.0004
Quarter Ended December 31, 2015	$0.0013	$0.0005

We have never declared or paid cash dividends on our Common Stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

As of April 12, 2016, we had 91 record holders of our Common Stock, and an unknown number of additional holders whose stock is held in “street name.” The closing price of our Common Stock on the OTC Markets on April 4, 2016 was $.0016 with respect to an insignificant number of shares.

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

Our Business

We maintain a website for online gambling, including sports betting and casino gaming in Ireland under the brand name Seaniemac.com. In May 2013, we launched our online gaming platform (including operational sportsbook) and mobile website at Seaniemac.com, including iOS and Android applications. In conjunction with our acquisition of assets from Apollo Betting and Gaming Ltd (“Apollo Betting”) discussed below, we announced that we are moving our online betting operations to a new platform and closed down the seaniemac.com website. We currently operate the apollobet.com website.

Recent Developments

On February 10, 2016, SeanieMac International, Ltd. (the “Company”) and SeanieMac Holdings Ltd., a wholly owned subsidiary of the Company (“Holdings”), entered into an agreement (the “Apollo Agreement”) with Apollo Betting and Gaming Ltd (“Apollo Betting”), pursuant to which Holdings purchased Apollo Betting’s online gambling and betting business carried on by Apollo Betting in the United Kingdom, via a purchase of Apollo Betting’s assets related to that business. The purchase has an effective date of February 1, 2016. The Company is a guarantor of Holding’s obligations under the Apollo Agreement.

In exchange for the assets, Holdings agreed to pay Apollo Betting a total of $2,000,000, as follows: (i) $80,000 was paid at the closing; (ii) $10,000 to be paid to Apollo Betting within two business days of the date on which Apollo Betting delivers to Holdings audited accounts of Apollo Betting for the year ended March 31, 2014; (iii) $10,000 to be paid to Apollo Betting within two business days of the date on which Apollo Betting delivers to Holdings audited accounts of Apollo for the year ended March 31, 2015; and (iv) $1,900,000 to be paid to Apollo Betting upon the migration of the acquired business onto a new operating platform which is capable of delivering the online betting services provided by Apollo Betting in substantially the same way as provided by Apollo Betting as of the closing, and the successful use of the new platform in connection with a bet placed by any person who is included on Apollo Betting’s database of customers as of the closing, with the amounts payable under this clause (iv) being paid from the combined net profits Holdings and Seaniemac Limited, which is also a wholly owned subsidiary of the Company.

On February 25, 2016, the Company issued to Apollo Capital Group, LLC (“Apollo Capital”) a Convertible Promissory Note (the “Apollo Note”) in the original principal amount of $35,500 (the “Purchase Price”), which Apollo Note bears interest at 12% per annum and is compounded daily. The Company sold the Apollo Note to Apollo Capital for $30,000 with $5,500 retained by Apollo Capital as an original issuance discount for due diligence and legal expenses related to the transaction. The principal amount and accrued interest under the Apollo Note is convertible into the Company’s common stock, at Apollo Capital’s option, at any time beginning 180 days after the date of issuance at a 60% discount of by the lowest trading price for the Company’s common stock during the 30 trading day period prior to conversion (the “Apollo Conversion Price”). All outstanding principal and accrued interest on the Apollo Note is due and payable on the maturity date, which date is August 25, 2016 (the “Apollo Maturity Date”). The Apollo Conversion Price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Apollo Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

The principal balance of the Apollo Note may be prepaid at any time after 10 days prior written notice by the Company to Apollo Capital by paying Apollo Capital an amount equal to the Prepayment Percentage (as hereinafter defined) multiplied by the sum of the principal amount due, accrued interest and any other amounts due under the Apollo Note. The Prepayment Percentage is (i) 150% during the period beginning on the date the Apollo Note is issued and ending 90 days thereafter or (ii) 200% during the period beginning 91 days after the Apollo Note is issued and ending 180 days thereafter. After the expiration of the 180 days after the date the Apollo Note issued, the Company has no right of prepayment.

So long as the Company has any obligation outstanding under the Apollo Note, the Company may not make distributions on its capital stock, repurchase shares of its common stock, borrow funds except debts existing as of the date of the Apollo Note, indebtedness to trade creditors or financial institutions incurred in the ordinary course of business or sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of its business.

So long as the Company shall have any obligation under the Apollo Note, the Company shall not, without Apollo Capital’s written consent, lend money, give credit or make advances to any person, firm, joint venture or corporation, including, without limitation, officers, directors, employees, subsidiaries, and affiliates of the Company, except loans, credits or advances (a) in existence or committed on the date hereof and which the Company has informed Apollo Capital in writing prior to the date hereof, (b) made in the ordinary course of business, or (c) not in excess of $100,000.00.

The Company granted Apollo Capital a five business day right of first refusal to provide the Company with any and all of the Company’s future capital needs until Apollo Capital has converted the Apollo Note in full or until the Company’s obligations to Apollo Capital hereunder are otherwise satisfied in full. The Company will give Apollo Capital 10 business days’ prior written notice by email, receipt requested, of all capital needs during the period of such right of first refusal.

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

We achieved approximate amounts staked of $5,198,774 during the year ended December 31, 2015, compared to $11,620,518 during the year ended December 31, 2014. Turnover during the year ended December 31, 2015 and 2014 was approximately $5,198,774 and $11,752,367, respectively. Our gross profit for the years ended December 31, 2015 and 2014 was approximately $32,182 and $131,849, respectively. We believe that we can continue to achieve this growth though the continuation of our marketing programs and a meaningful contribution from our affiliates.

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

We have funded most of our Website development activities utilizing advances from a related party shareholder. See “Management’s Discussion and Analysis—Liquidity and Capital Resources.”

The Company’s Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

Gross gaming revenues (“GGRs”) during the years ended December 31, 2015 and 2014 were $158,330 and $589,073, respectively. The decrease in gross gaming revenues for the year ended December 31, 2015 over the year ended December 31, 2014 of $430,743 was primarily attributable to the decrease in the amount staked during the year ended December 31, 2015 over the amount staked during the year ended December 31, 2014.

Promotional Allowances

Promotional allowances during the year ended December 31, 2015 totaled $126,148, as compared to promotional allowances of $457,224 for the comparable period in 2014, a decrease of $331.076. The decrease in promotional allowances reflects the reduction in gross gaming revenue and our limited operating capital which has resulted in a reduction in our marketing and the provision of free bets.

Operating Expenses

Operating expenses during the year ended December 31, 2015 totaled $675,412, as compared to operating expenses of $1,671,835 for the comparable period in 2014, a decrease of $996,423. The decrease in operating expenses reflects a decrease in selling, general and administrative expenses.

Operating Loss

Our operating loss during the year ended December 31, 2015 totaled $643,230, as compared to our operating loss of $1,539,986 for the comparable period in 2014. The increase in operating loss for the year ended December 31, 2015 over the year ended December 31, 2014 of $896,756 was attributable to the revenue reduction offset by decreases in promotional allowances and operating expenses.

Other Expenses

Other expenses increased by $1,780,328l, to $3,091,368 for the year ended December 31, 2015, from $1,311,040 for the year ended December 31, 2014. The increase in other expenses is primarily due to change in fair value of derivative liabilities, loss on debt modification, realized foreign exchange loss partially offset by a reduction in interest expense.

Net Loss

Our net loss for the year ended December 31, 2015 was $3,734,598, an increase of $883,572, compared to a net loss of $2,851,026 for the year ended December 31, 2014, due to the reasons noted above.

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

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We had current assets at December 31, 2015, including cash of $959 and prepaid expenses and other current assets of $1,000. We had total current liabilities of 8,014,240 and working capital deficiency of $8,012,281 and stockholders’ deficit of $7,342,540 as of December 31, 2015. We are reliant upon shareholder, affiliate and third-party loans to fund operations. We have not realized positive operating cash flow. As a result, our current cash position is not sufficient to fund our anticipated cash requirements over the next 12 months, including operations and capital expenditures.

Net cash used in operating activities during the year ended December 31, 2015 was $198,288, primarily relating to our $3,734,598 net loss offset by change in fair value of derivative liabilities, loss on debt modification and increase in due to related parties. In the comparable period of 2014, we had net cash used in operating activities of $638,944.

Net cash provided by financing activities decreased during the fiscal year ended December 31, 2015 by $509,911 in total, to $22,814 from $532,725 for the year ended December 31, 2014. Net cash provided by financing activities during the year ended December 31, 2015 was primarily attributable to the reduction in proceeds from related party loans and the issuance of convertible notes and short term notes. Net cash provided by financing activities during the year ended December 31, 2014 was primarily attributable to the proceeds from the issuance of convertible notes and related party loans totaling $559,231, net of payment of loan costs of $26,506.

In order to continue to operate our business, we estimate we will require working capital of approximately $750,000 for Website operations, marketing expenses and general and administrative expenses. In 2015, related parties lent us approximately $14,314 in order to fund our 2015 working capital requirements. While related parties may continue to lend us funds for our working capital needs, we have not entered into any agreements with anyone for any future loans. In the event we are unable to borrow funds needed for our business, or we are unable to repay our current obligations when due, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in our inability to operate our website which represents our sole business and would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

Iliad Note

On December 2, 2013 (“Issuance Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Iliad Research and Trading, L.P. (“Iliad”). Pursuant to the Purchase Agreement, the Company issued to Iliad a Secured Convertible Promissory Note (the “Note”) in the original principal amount of $667,500 (the “Purchase Price”), which Note bears interest at 8% per annum and is compounded daily. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is 23 months from Issuance Date of the Note (the “Maturity Date”). Net cash expected will be $607,500, net of original issue discount of $60,000.

The initial cash purchase price of $202,500 (which amount is net of the pro-rata portion of original issue discount of $20,000 and certain transactional expenses of $5,000) was received by the Company on the issuance date and (ii) the balance of $400,000 shall be received no later than the Maturity Date, as evidenced by four separate $100,000 promissory notes issued by Iliad to the Company.

Beginning six months after the Issuance Date and continuing for each installment date thereafter, the Company is required to make monthly principal payments under the Note of $37,083, plus any accrued and unpaid interest as of the installment date. Any installment payment may be either cash or shares of Common Stock, at the election of the Company.

The Company also issued Iliad five-year warrants to purchase 2,132,426 shares at a conversion price of $0.12 of the Company’s common stock on December 2, 2013. These options were valued at $23,625 using the Black-Scholes option pricing model with the following values: risk free interest rate of 1.5%, volatility of 26.01538% and strike price of $0.12 and was amortized to interest expense during the year ended December 31, 2014.

At any time after 180 days from the Issuance Date, the Note is convertible into shares of the Company’s common stock, at the option of the Note holder, at a conversion price of $0.12 per share, subject to adjustment downward under certain circumstances defined in the Note. At December 31, 2015, the Company has reserved 16.67 million shares of authorized but unissued common stock in accordance with the terms of the Note. The Company has agreed to reserve these shares until all of the Company’s obligations under the Note are paid and performed in full and the warrants are exercised in full or otherwise expired. The Company may prepay part or all of the Note at any time, provided that any prepayment is subject to a 25% penalty on the amount prepaid.

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

Default on Iliad Note

On October 1, 2014, Iliad presented the Company with an Event of Default Redemption Notice and is electing to redeem the full outstanding balance of the Note. Note 12 outlines the applicable penalties and additional interest due to the default. On October 29, 2014, the Company and Iliad entered into a forbearance agreement, pursuant to which Iliad agreed, subject to the terms of the forbearance agreement, to refrain and forbear, until December 10, 2014, from exercising and enforcing remedies against the Company with respect to the Note defaults, including the enforcement of the interest rate increase to 22% per annum. Pursuant to an oral agreement between the Company and Iliad on December 12, 2014, the date was extended to December 31, 2014, subject to the terms of the forbearance agreement. As a result, during the year ended December 31, 2014, the Company recorded $152,500 as forbearance liability and charged to the expenses. For the year ended December 31, 2015, the Company converted $108,752 of principal and accrued interest into 99,520,802 shares of common stock.

The Note is subject to various default provisions, including as a result of a failure to make an installment payment by the due date, a failure to deliver shares when required under the Note, or a breach of covenants in the Note and Purchase Agreement, among others. Upon an event of default, the Note accrues interest at the default rate of 1.83% per month (or 22% per annum), compounding daily. The Company is in default on this loan as of June 2, 2014 as a result of failing to make the required installment payments, as well as a result of the Company’s failure to timely file its annual reports with the SEC. Accordingly, the total principal due to Iliad of $302,185 is classified as a current liability.

On December 18, 2015, the remaining balance of $302,185 of principal and $17,872 in accrued interest was assigned to Apollo Capital Corp from Iliad Research and Trading, L.P. A loss of $576,431 resulted from the debt modification. The remaining balance as of December 31, 2015 is $0 after the assignment of the note to Apollo Capital Corp.

As of December 31, 2015, the outstanding loan balance on this including forbearance liability was $320,057 and assigned to Apollo Management Group, LLC.

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

The charge of the amortization of debt discounts and costs for the years ended December 31, 2015 and 2014 was $128,542 and $92,058, respectively, and was accounted for as interest expense.

For the year ended December 31, 2015, the Company converted $108,752 of principal and accrued interest into 99,520,802 shares of common stock.

On April 5, 2016 Iliad made a demand on the Company to issue 64,660,484 shares of the Company’s common stock (the “Delivery Shares”) issuable upon exercise of warrants issued to Iliad on December 2, 2013 (the “Iliad Warrant”) and for damages due to Company’s failure to deliver the Delivery Shares to Iliad pursuant to the terms of the Warrant, late fees in the amount of $2,000.00 per trading day (the greater of $2,000.00 and 2% of the product of the number of Delivery Shares not delivered to Investor (64,660,484) multiplied by the closing sales price of the Common Stock on the last trading day the Company could have delivered the Delivery Shares to Iliad without breaching the terms of the Warrant (which closing sale price was $0.0011 according to Iliad’s demand) have been accruing since April 1, 2016 (the “Late Fees”). The Company has been notified by Apollo that Apollo Capital Corp. believes that it acquired the Warrants when it acquired the Note on December 18, 2015 as discussed in Note 12 despite Iliad’s demand for issuance of the Delivery Shares. The Company has elected to withhold issuance of the Delivery Shares until the dispute between Iliad and Apollo regarding ownership of the Warrants and the rights to the Delivery Shares has been resolved. The Company is, however, subject to possible late fees and damages as a result of its failure to issue the Delivery Shares to Iliad in the event Iliad is deemed the owner of the Warrant.

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

For the year ended December 31, 2015, the Company converted $43,738 of principal and accrued interest into 44,988,900 shares of common stock.

On March 9, 2015, the remaining balance of $23,762 of principal and $7,500 in accrued interest was assigned to Apollo Capital Corp. A loss of $26,577 resulted from the debt modification. Subsequently, during the years ended December 31, 2015 the Company converted $31,262 of principal transferred to Apollo Capital Corp into 72,091,670 shares of common stock. The remaining balance as of December 31, 2015 is $0 and the determined fair value of the debt derivatives of $145,688 was reclassified into equity during the period ended December 31, 2015.

The charge of the amortization of debt discounts and costs for the years ended December 31, 2015 and 2014 was $-0- and $75,000, respectively, which was accounted for as interest expense.

LG Capital Funding, LLC Note

On April 1, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC. (“LG Capital”), for the sale of a 10% convertible note in the principal amount of $40,000 (the “Note”). The financing closed on April 1, 2014. The total net proceeds the Company received from this offering was $40,000.

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on April 1, 2015, further as of date this was not repaid hence the note was in default. The debenture is convertible into common stock, at LG Capital’s option, at a 58% discount to the average two lowest trading prices of the common stock during the 20 trading day period prior to conversion. The remaining balance for the year ended December 31, 2015 is $40,000.

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

The charge of the amortization of debt discounts and costs for the years ended December 31, 2015 and 2014, was $29,607 and $47,143, respectively, accounted for as interest expense.

For the year ended December 31, 2015, the Company converted the note issued on July 14, 2014 for $36,750 of principal into 51,082,166 shares of common stock. The remaining balance is $0 and the determined fair value of the debt derivatives of $66,758 was reclassified into equity during the period ended December 31, 2015.

WHC Capital, LLC Note

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

The charge of the amortization of debt discounts and costs for the year ended December 31, 2015 and 2014 was $8,241 and $23,759, accounted for as interest expense.

For the year ended December 31, 2015, the Company converted $35,211 of principal and accrued interest into 37,034,976 shares of common stock. The remaining balance is $0 and the determined fair value of the debt derivatives of $38,937 was reclassified into equity during the period ended December 31, 2015.

Summit Note

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

The charge of the amortization of debt discounts and costs for years ended December 31, 2015 and 2014 was $35,327 and $ 21,478, respectively, accounted for as interest expense.

On January 2, 2015 and January 5, 2015, the Company issued demand notes to Summit in the amounts of $13,844 and $21,970, respectively. These notes bear interest of 4% per annum on any unpaid principal and are payable on demand.

As mentioned above in Note 11, On May 29, 2014, the Company issued a demand note to Summit Trading Ltd. (“Summit”) in the amount of $8,500. A second note in the amount of $18,030 was issued to Summit on September 15, 2014, and a third note in the amount of $10,000 was issued to Summit on November 6, 2014. These notes bear interest of 4% per annum on any unpaid principal and are payable on demand. Interest expense was $6,630 and $4,828 for the years ended December 31, 2015.

On February 27, 2015, the terms of the Summit demand notes were modified and assigned to Apollo Capital Corp. All outstanding notes totaling $62,589 became convertible notes that are convertible at 60% of the lowest trading price utilizing a three day look-back period. A loss of $57,860 resulted from the debt modification.

For the year ended December 31, 2015, the Company converted $8,500 of principal into 45,260,256 shares of common stock, the related derivative liability of notes conversion $27,030 reclassified into additional paid in capital and the remaining balance is $63,844 as of December 31, 2015.

For the year ended December 31, 2015 and 2014 the remaining balance due to Summit Trading, Ltd is $63,844 and $0, respectively.

Apollo Capital Corp.

On October 22, 2013, GE Park, LLC loaned the Company $95,000 to be used for working capital purposes. These notes bear interest at 4% per annum and are due on demand. On November 22, 2014, this promissory loan was modified into convertible note and subsequently transferred to Apollo Capital Corp (See Note 12). During the year ended December 31, 2015, the Company converted $95,000 of principal into 136,053,867 shares of common stock. The remaining balance as of December 31, 2015 is $0 and the determined fair value of the debt derivatives of $139,813 was reclassified into equity during the period ended December 31, 2015.

On February 12, 2015, the terms a GE Park demand note totaling $47,600 was modified. This note became convertible at 50% of the lowest traded price utilizing a 10 day look-back period (see Note-12). The determined fair value of the debt derivatives of $94,917 was charged as a loss on debt modification for the year ended December 31, 2015. The note was fully converted into 79,193,262 shares during the year ended December 31, 2015 (See Note 12). The remaining balance as of December 31, 2015 is $0 and the determined fair value of the debt derivatives of $94,917 was reclassified into equity during the period ended December 31, 2015.

On February 20, 2015, the terms of two GE Park demand notes totaling $33,600 were modified. These notes became convertible at 50% of the lowest traded price utilizing a 10 day look-back period (see Note-12). The determined fair value of the debt derivatives of $75,378 was charged as a loss on debt modification for the year ended December 31, 2015. The note amounted to $21,600 was converted into 33,895,385 shares during the year ended December 31, 2015 (See Note 12). The remaining balance as of December 31, 2015 is $12,000.

In addition, the terms of Summit’s convertible note in the amount of $59,835 and accrued interest of $2,992 were modified; the note is now convertible 45% of the lowest stock price 20 days prior to conversion. This note was assigned to Apollo Capital Corp. (“Apollo”) on March 19, 2015. A loss of $57,860 resulted from the debt modification.

On March 3, 2015, the GE Park conversion terms of the GE Park convertible note dated November 25, 2014 for $79,750 were modified to 50% of the lowest traded price utilizing a 10 day look-back. A loss a $38,052 resulted from this modification. The note was transferred to Apollo Capital Corp on March 3, 2015.

On March 9, 2015, the remaining balance of $23,762 of principal and $7,500 in accrued interest was assigned to Apollo Capital Corp from Redwood Management, LLC. A loss of $26,577 resulted from the debt modification. Subsequently, during the year ended December 31, 2015 the Company converted $31,262 of principal into 72,091,670 shares of common stock. The remaining balance as of December 31, 2015 is $0 and the determined fair value of the debt derivatives of $145,688 was reclassified into equity during the period ended December 31, 2015.

On November 20, 2015, the Company issued to Apollo Capital Group, LLC (“Apollo Capital”) a Convertible Promissory Note (the “Note”) in the original principal amount of $16,500 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded. As of December 31, 2015 the Company received $8,500 of the convertible note. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Apollo Capital’s option, at any time beginning 180 days after the date of issuance at a 60% discount of by the lowest trading price for the Company’s common stock during the 30 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is May 20, 2016 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

At the inception of the Apollo Capital note, the Company determined the aggregate fair value of $18,758 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 205.06%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.00024 per share. The determined fair value of the debt derivatives of $8,500 was charged as a debt discount up to the net proceeds of the note with the remainder of $10,258 charged to current period operations as non-cash interest expense. The charge of the amortization of debt discounts and costs for the year ended December 31, 2015 and 2014 was $1,915 and $0, accounted for as interest expense.

On December 18, 2015, the remaining balance of $302,185 of principal and $17,872 in accrued interest was assigned to Apollo Capital Corp from Iliad Research and Trading, L.P. A loss of $576,431 resulted from the debt modification. The remaining balance as of December 31, 2015 is $320,057. On December 18, 2015, the Company issued to Apollo Capital Group, LLC (“Apollo Capital”) a Convertible Promissory Note (the “Note”) in the original principal amount of $320,0570 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded daily. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Apollo Capital’s option, at any time beginning 180 days after the date of issuance at a 65% discount of by the lowest trading price for the Company’s common stock during the 30 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is June 18, 2016 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

The charge of the amortization of debt discounts and costs for years ended December 31, 2015 and 2014 was $1,915 and $ 0, respectively, accounted for as interest expense.

For the year ended December 31, 2015 and 2014 the remaining balance due to Apollo Capital Corp is $462,780 and $0, respectively.

GE Park Note

During the year ended December 31, 2014, GE Park, LLC loaned the Company $166,200 to be used for working capital purposes. These notes bear interest at 4% per annum and are due on demand.

On February 12, 2015, the terms a GE Park demand note totaling $47,600 was modified. This note became convertible at 50% of the lowest traded price utilizing a 10 day lookback period. The determined fair value of the debt derivatives of $94,917 was charged as a loss on debt modification for the year ended December 31, 2015. The note was fully converted into 79,193,262 shares during the three months ended December 31, 2015.

On February 20, 2015, the terms of two GE Park demand notes totaling $33,600 were modified. These notes became convertible at 50% of the lowest traded price utilizing a 10-day lookback period. The determined fair value of the debt derivatives of $75,378 was charged as a loss on debt modification for the year ended December 31, 2015. The note amounted to $21,600 was converted into 33,895,385 shares during the year ended December 31, 2015.

During the year ended December 31, 2015, the GE Park accounts payable balance amounted to $17,374 was reclassified into as “loan payable”.

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

During the year ended December 31, 2015, the Company converted $95,000 of principal into 136,053,867 shares of common stock. The determined fair value of the debt derivatives of $139,813 was reclassified into equity during the year ended December 31, 2015.

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

The charge of the amortization of debt discounts and costs for the year ended December 31, 2015 was $63,888 and was accounted for as interest expense.

Interest expense for the year ended December 31, 2015 and 2014 totaled $130,207 and $112,905, respectively. Accrued interest at December 31, 2015 and December 31, 2014 totaled $102,165 and $8,799, respectively.

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continued losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.

The Company’s primary need for cash during the next 12 months is to fund payments of operating costs. At December 31, 2015 and 2014, the Company had working capital deficiencies and stockholders’ deficit of $8,012,281 and $5,557,131, respectively, and $7,342,540 and $4,993,157, respectively.

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

Revenue Recognition

Revenue is recognized upon the completion of the related gaming event. Gross gaming revenue is the gross gaming yield (which is the difference between gaming wins and losses), and includes promotional betting (“Free Bets”), net of the revenue share portion due our third-party provider (see Note 4 to our consolidated financial statements included herein). Free Bets are included in promotional allowances and are deducted from gross gaming revenue. All other costs are included in selling, general and administrative expenses. For the years ended December 31, 2015 and 2014, no revenue share amounts were due to our third-party provider.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2015 and 2014, the Company did not have any derivative instruments that were designated as hedges.

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

The Investment Agreement will terminate upon any of the following events: (i) Summit has purchased an aggregate of $5 million in our common stock pursuant to the Investment Agreement, (ii) the date which is 48 months after the effective date of the Registration Statement, or (iii) at such time that the Registration Statement is no longer in effect.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules beginning on page F-1 of this annual report on Form 10-K.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of management, including the CEO, who is also the CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2015.

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

Management identified a material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. We did not maintain an adequate number of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, including the performance of internal audit functions and segregation of duties. In addition, management determined that the lack of an audit committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the members of our Board of Directors and executive officers.

Name	Age	Positions and Offices Held
Barry M. Brookstein	74	Director, Chief Executive Officer, Chief Financial Officer, Secretary
Shane O’Driscoll	43	Director
Jon M. Garfield	52	Director

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

Key Employees

Seaniemac employs Garreth Core, age 35, as director of marketing and operations who, while not an executive officer, makes a significant contribution to our business and operations.

Since July 2012, Mr. Core has been Seaniemac’s director of marketing and operations where he is responsible for all aspects of its event management and marketing, internet marketing, employing search engine optimization (“SEO”) tools that include Google AdWords, social media marketing, online affiliate management and customer acquisition and analysis. From 2010 to July 2012, Mr. Core was the Chief Operating Officer of Connexions Bookings Ltd., an online marketing, consulting and management company that provides Website development, search engine optimization, online marketing, budgeting, business development and management information systems installation services.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, none of our executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2015 except for Messrs. Brookstein and O’Driscoll and RDRD II Holdings LLC who have not filed the required Section 16(a) reports.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain information for the fiscal years ended December 31, 2015 and 2014 concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2015 and 2014.

2015 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Option Awards(1)	All Other Compensation	Total
Barry Brookstein, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	2015	$30,000	$-	$-	$30,000
	2014	$30,000	$-	$-	$30,000

Employment Agreements with Executive Officers

We have no employment agreement with Mr. Brookstein and agreed to pay him $30,000 in fiscal 2015 for services he provided to the Company. We are in discussions with Mr. Brookstein regarding future compensation.

Discussion of Director Compensation

We did not pay any director compensation during the fiscal year ended December 31, 2015. We may begin to compensate our directors in cash or otherwise at some time in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of April 12, 2016, with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than 5%, (ii) each of our named executive officers and directors, and (iii) our directors and executive officers as a group.

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

Series A Senior Convertible Voting Non-Redeemable Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Barry Brookstein (1)	200,000	8.7%
All executive officers and directors as a group (1 person)	200,000	8.7%

(1)	Mr. Brookstein is a Director and our Chief Executive Officer, Chief Financial Officer, and Secretary.

Series B Senior Subordinated Convertible Voting Redeemable Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Barry Brookstein (1)	1,250,000	(2)	100%
All executive officers and directors as a group (1 person)	1,250,000	(2)	100%
Spirits Management Inc. (3)	750,000		60%

(1)	Mr. Brookstein is a Director and our Chief Executive Officer, Chief Financial Officer, and Secretary.

(2)	Includes 750,000 shares of Series B Preferred Stock owned by Spirits Management, Inc. a corporation in which Mr. Brookstein serves as an executive officer and director and is the sole stockholder (“Spirits”).

(3)	Spirits is a corporation in which Mr. Brookstein, our Chief Executive Officer, Chief Financial Officer, and Secretary, serves as an executive officer and director and is the sole stockholder. Spirits’ address is c/o Seaniemac International, Inc., 780 New York Avenue, Suite A, Huntington, New York 11743.

Series C Senior Subordinated Convertible Voting Redeemable Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Barry Brookstein (1)	857,593	(2)	46.9%
All executive officers and directors as a group (1 person)	857,593	(2)	46.9%
Spirits Management Inc. (3)	450,601		24.6%
Phone Tel New Corp. (4)	202,491		11.1%
Tele-Serv Inc. (4)	141,345		7.7%
Telmax Co. Inc. (4)	160,390		8.8%
Agile Opportunity Fund, LLC (5)	466,750		25.5%

(1)	Mr. Brookstein is a Director and our Chief Executive Officer, Chief Financial Officer, and Secretary.

(2)	Includes (a) 450,601 shares of Series C Preferred Stock owned by Spirits, a corporation in which Mr. Brookstein serves as an executive officer and director and is the sole stockholder.

(3)	Spirits is a corporation in which Mr. Brookstein, our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, serves as an executive officer and director and is the sole stockholder. Spirits’ address is c/o Seaniemac International, Inc., 780 New York Avenue, Suite A, Huntington, New York 11743.

(4)	The address for Phone Tel New Corp., Tele-Serv Inc., and Telmax Co. Inc. is 153 Symphony Court, Eastport, New York 11941.

(5)	The address for Agile Opportunity Fund, LLC is 1175 Walt Whitman Road, Melville, New York 11747.

Series D Senior Convertible Voting Redeemable Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Barry Brookstein (1)	100,000	100%
All executive officers and directors as a group (4 persons)	100,000	100%

(1)	Mr. Brookstein is a Director and our Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Barry Brookstein (2)	726,775	(3)		*
All executive officers and directors as a group (4 persons)	726,775	(3)		*
GE Park LLC	48,971,428		5.4%
8 Belleford Place
Beacon, NY 12508

* Represents less than 1.0%.

(1)	Based on an aggregate of 915,036,663 common shares outstanding as of April 12, 2016.

(2)	Mr. Brookstein is a Director and our Chief Executive Officer, Chief Financial Officer, and Secretary.

(3)	Represents (a) 367,905 shares of Common Stock held directly, (b) 32 shares of Common Stock held by Mr. Brookstein as custodian under the California Uniform Transfers to Minors Act, (c) 26,245 shares of Common Stock owned by Spirits, (d) 20,111 shares of Common Stock issuable upon conversion of the 200,000 shares of Series A Preferred Stock owned by Mr. Brookstein, (e) 50,277 shares of Common Stock issuable upon conversion of the 500,000 shares of Series B Preferred Stock owned by Mr. Brookstein, (f) 75,416 shares of Common Stock issuable upon conversion of the 750,000 shares of Series B Preferred Stock owned by Spirits, (g) 40,925 shares of Common Stock issuable upon conversion of the 406,992 shares of Series C Preferred Stock owned by Mr. Brookstein, (h) 45,310 shares of Common Stock issuable upon conversion of the 450,601 shares of Series C Preferred Stock owned by Spirits, and (i) 100,554 shares of Common Stock issuable upon conversion of the 100,000 shares of Series D Preferred Stock owned by Mr. Brookstein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company accrued compensation for Brookstein in the amount of $7,500 during the three months ended December 31, 2015 and 2014, the unpaid balance was $120,000 and $90,000 as of December 31, 2015 and 2014, respectively.

Loans payable to related parties consist of the following:

	December 31, 2015	December 31, 2014

Loan payable - GE Park, LLC	$85,000	$166,200
Loans payable – Other related parties	4,615	-
Loans payable - Brookstein	15,702	15,702
Loans payable - RDRD II Holding, LLC	890,177	880,478
Total	$995,494	$1,062,380

Due to related parties consist of the following:

	December 31, 2015	December 31, 2014

Due to related party - GE Park, LLC	$426,737	$140,187
Due to related party – Brookstein B.	28,188	28,063
Due to related party – Kessler	19,873	18,231
Total	$474,798	$186,480

Interest expense to related parties totaled $58,246 and $47,973 for the years ended December 31, 2015 and 2014 respectively.

During the year ended December 31, 2015 and year ended December 31, 2014, in order to timely take advantage of business opportunities provided for under Irish laws, the Company processed a number of transactions through bank accounts of a related party. Following the completion of the fiscal year ended December 31, 2014, the Company as established its own banking relationships and no longer processes transactions using bank accounts of a related party. As of December 31, 2015, the Company’s own banking account was not yet established.

As of December 31, 2015 and 2014, $4,615 and $1,825, respectively, was recorded as a payable and receivable from a related party, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Baker Tilly Virchow Krause, LLP (formerly known as Holtz Rubenstein Reminick LLP) and RBSM LLP for the fiscal years ended December 31, 2015 and 2014.

	2015	2014
Audit Fees	$80,000	$132,636
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$80,000	$132,636

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. Consistent with the Board’s policy, all audit and permissible non-audit services provided by our independent registered public accounting firm during the fiscal years ended December 31, 2015 and 2014 were pre-approved by the Board.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		The consolidated financial statements and Report of Independent Registered Public Accounting Firm are included beginning on page F-1.

	2.	Financial Statement Schedules

		All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3.	Exhibits.

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of February 5, 2010, among Execuserve Corp., Compliance Systems Corporation, CSC/Execuserve Acquisition Corp., W. Thomas Eley, James A. Robinson, Jr. and Robin Rennockl. (Incorporated by reference to Exhibit 2.2 of the registrant’s current report on Form 8-K filed with the Commission on February 17, 2010).

2.2	Form of Agreement and Plan of Merger (Incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K as filed with the Commission on July 29, 2013).

3.1	Composite of Articles of Incorporation of Compliance Systems Corporation, as amended to date (Incorporated herein by reference to Exhibit 3.1 to the Company’s current report on Form 8-K as filed with the Commission on February 26, 2013).

3.2	Certificate of Amendment to the Articles of Incorporation of Compliance Systems Corporation effective October 3, 2012 (Incorporated herein by reference to Exhibit 3.2 to the Company’s current report on Form 8-K as filed with the Commission on February 26, 2013).

3.3	Articles of Merger as filed with the Secretary of State of Nevada (Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the Commission on July 29, 2013).

10.2	Addendum to Promissory Note, dated July 25, 2005, between Call Compliance, Inc. and Barry Brookstein. (Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)

10.3	Addendum to Promissory Agreement, dated July 25, 2005, between Compliance Systems Corporation and Barry Brookstein. (Incorporated by reference to Exhibit 10.27 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)

10.4	Addendum to Promissory Agreement, dated July 26, 2005, between Compliance Systems Corporation and Spirits Management, Inc. (Incorporated by reference to Exhibit 10.28 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)

10.5	Non-Negotiable Promissory Note, dated July 1, 2005, between Compliance Systems Corporation and Dean Garfinkel. (Incorporated by reference to Exhibit 10.30 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)

10.8+	Employment Agreement dated September 30, 2005 between Call Compliance, Inc. and Dean Garfinkel. (Incorporated by reference to Exhibit 10.36 to Amendment Number 1 to our Registration Statement on Form SB-2/A, filed with the SEC on August 11, 2006.)

10.9+	First Amendment to Employment Agreement dated December 1, 2001, dated September 30, 2005, between Call Compliance, Inc. and Dean Garfinkel. (Incorporated by reference to Exhibit 10.36 to Amendment Number 1 to our Registration Statement on Form SB-2/A, filed with the SEC on August 11, 2006.)

10.10	Promissory Note, dated October 28, 2005, between Compliance Systems Corporation and Henry A. Ponzio. (Incorporated by reference to Exhibit 10.34 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006.)

10.11	$150,000 Promissory Note, dated September 30, 2006, issued by Call Compliance.com, Inc. to Nascap Corp. (Incorporated by reference to Exhibit 10.61 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.)

10.12	Security Agreement, dated March 8, 2006 by and between Call Compliance, Inc. and Nascap Corp. (Incorporated by reference to Exhibit 10.62 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.)

10.13	Guaranty Agreement, dated September 30, 2006, by Compliance Systems Corporation in favor of Nascap Corp. (Incorporated by reference to Exhibit 10.63 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.)

10.14	Consent, dated September 30, 2006, of Montgomery Equity Partners, Ltd. to the issuance by Call Compliance, Inc. of a $150,000 Promissory Note to Nascap Corp. (Incorporated by reference to Exhibit 10.64 to Amendment Number 2 to our Registration Statement on Form SB-2/A, filed with the SEC on November 2, 2006.)

10.15	Investor Registration Rights Agreement, dated March 16, 2007, between Compliance Systems Corporation and Cornell Capital Partners, LP. (Incorporated by reference to Exhibit 10.25 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.)

10.16	Secured Convertible Debenture, dated March 16, 2007, issued to Cornell Capital Partners, LP. (Incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K (Date of Report: March 16, 2007), filed with the SEC on March 23, 2007.)

10.17	Form of Option Agreement, dated as of January 4, 2008, with respect to options granted by Compliance Systems Corporation to Dean Garfinkel (20,000,000 shares) and Barry M. Brookstein (10,000,000 shares). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: January 4, 2008), filed with the SEC on February 15, 2008.)

10.18	Warrant Certificate of Compliance Systems Corporation, dated as of May 6, 2008, registered in the name of Cresta Capital Strategies, LLC. (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K (Date of Report: May 6, 2008), filed with the SEC on May 12, 2008.)

10.19	Warrant Certificate of Compliance Systems Corporation, dated as of September 2, 2008, registered in the name of Cresta Capital Strategies, LLC. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: September 2, 2008), filed with the SEC on September 5, 2008.)

10.20	Waiver and Standstill Agreement, dated as of January 26, 2009, between Compliance Systems Corporation, Call Compliance, Inc. and Nascap Corp (Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.21	Loan Modification Agreement, dated as of March 31, 2009, among Compliance Systems Corporation, Call Compliance, Inc. and Nascap Corporation (Incorporated by reference to Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.22	Amended and Restated Promissory Note of Call Compliance, Inc., dated March 31, 2009, in the principal amount of up to $750,000 and payable to Nascap Corporation (Incorporated by reference to Exhibit 10.13 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.23	Form of Class A Warrant Certificate of Compliance Systems Corporation registered in the name of Nascap Corp. (Incorporated by reference to Exhibit B to the Loan Modification Agreement made Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.24	Form of Class B Warrant Certificate of Compliance Systems Corporation registered in the name of Nascap Corp. (Incorporated by reference to Exhibit C to the Loan Modification Agreement made Exhibit 10.12 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.25	Promissory Note of Call Compliance, Inc., dated as of March 3, 2009, in the principal amount of $50,000 and payable to Barry Brookstein (Incorporated by reference to Exhibit 10.16 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.26	Corporate Guaranty, dated March 3, 2009, of Compliance Systems Corporation in favor of Barry Brookstein (Incorporated by reference to Exhibit 10.17 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.27	Purchase of Software and Intellectual Property, dated April 7, 2010, from Thomas Joseph Koty in exchange for Restricted shares and warrants (Incorporated by reference to Exhibit 10.18 of the registrant’s Current Report on Form 8-K (Date of Report: January 26, 2009), filed with the Securities and Exchange Commission on April 14, 2009).

10.29	Consulting Agreement, dated as of February 9, 2010, between Execuserve Corp. and W. Thomas Eley. (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.30	Employment Agreement, dated as of February 9, 2010, between Execuserve and Jim Robinson. (Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.31	Employment Agreement, dated as of February 9, 2010, between Execuserve and Robin Rennockl. (Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.32	Promissory Note of Execuserve Corp., dated as of February 9, 2010 and payable to W. Thomas Eley. (Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.33	Promissory Note of Execuserve Corp., dated as of February 9, 2010 and payable to Jim Robinson. (Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.34	Form of Lock-Up Agreement to be entered into between Compliance Systems Corporation and each person or entity receiving common stock of Compliance Systems Corporation pursuant to or in accordance with the Agreement and Plan of Merger. (Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.35	Warrant Certificate of Compliance Systems Corp., dated February 11, 2010, evidencing 7.5 million common stock purchase warrants registered in the name of Moritt Hock Hamroff & Horowitz LLP. (Incorporated by reference to Exhibit 10.15 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.36	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 2.2 million common stock purchase warrants registered in the name of Dean R. Garfinkel. (Incorporated by reference to Exhibit 10.16 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.37	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 2.0 million common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.17 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.38	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 600,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.18 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.39	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 900,000 common stock purchase warrants registered in the name of Spirits Management Inc. (Incorporated by reference to Exhibit 10.19 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.40	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 3,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.20 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.41	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 4,500,000 common stock purchase warrants registered in the name of Spirits Management Inc. (Incorporated by reference to Exhibit 10.21 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.42	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 90,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.23 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.43	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 270,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.24 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.44	Warrant Certificate of Compliance Systems Corp., dated December 31, 2009, evidencing 420,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.25 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.45	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 12 million common stock purchase warrants registered in the name of Dean R. Garfinkel. (Incorporated by reference to Exhibit 10.26 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.46	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 12 million common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.27 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.47	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 450,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.28 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.48	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 1,350,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.29 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.49	Warrant Certificate of Compliance Systems Corp., dated January 1, 2010, evidencing 2,100,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.30 of the registrant’s Current Report on Form 8-K (Date of Report: February 5, 2010), filed with the Securities and Exchange Commission on February 17, 2010).

10.50	Independent Sales Representative Agreement, dated June 15, 2010, between Execuserve Corp. and EPC, LLC. (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: June 14, 2010), filed with the Securities and Exchange Commission on June 18, 2010).

10.51	Asset Purchase Agreement, dated April 7, 2010, between Thomas Joseph Koty and Call Compliance.com, Inc. (Incorporated by reference to Exhibit 10.22 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2010), filed with the Securities and Exchange Commission on June 24, 2010).

10.52	Letter Agreement, dated April 13, 2010, between Chestnut Cove Development LLC and Compliance Systems Corporation. (Incorporated by reference to Exhibit 10.23 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2010), filed with the Securities and Exchange Commission on June 24, 2010).

10.53	Warrant Certificate of Compliance Systems Corporation, dated June 30, 2010, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).

10.54	Warrant Certificate of Compliance Systems Corporation, dated June 30, 2010, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. (Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).

10.55	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 6 million common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).

10.56	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 4.5 million common stock purchase warrants registered in the name of Dean R. Garfinkel. (Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).

10.57	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).

10.58	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).

10.59	Warrant Certificate of Compliance Systems Corporation, dated July 7, 2010, evidencing 1.05 million common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.9 of the registrant’s Current Report on Form 8-K (Date of Report: June 30, 2010), filed with the Securities and Exchange Commission on July 12, 2010).

10.60	Warrant Certificate of Compliance Systems Corporation, dated as of September 30, 2010, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.61	Warrant Certificate of Compliance Systems Corporation, dated as of September 30, 2010, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. (Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.62	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 6 million common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.63	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 4.5 million common stock purchase warrants registered in the name of Dean R. Garfinkel. (Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.64	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.65	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.66	Warrant Certificate of Compliance Systems Corporation, dated as of October 1, 2010, evidencing 1.05 million common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K (Date of Report: September 30, 2010), filed with the Securities and Exchange Commission on October 4, 2010).

10.67	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2010), filed with the Securities and Exchange Commission on April 15, 2011).

10.68	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. (Incorporated by reference to the registrant’s Annual Report on Form 10-K (Date of Report: December 31, 2010), filed with the Securities and Exchange Commission on April 15, 2011).

10.69	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.70	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.71	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. Incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.72	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.73	Warrant Certificate of Compliance Systems Corp., dated January 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.74	Warrant Certificate of Compliance Systems Corp., dated March 31, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.75	Warrant Certificate of Compliance Systems Corp., dated March 31, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management Inc. (Incorporated by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.76	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.77	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.9 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.78	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.10 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.79	Warrant Certificate of Compliance Systems Corp., dated April 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.11 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.80	Warrant Certificate of Compliance Systems Corp., dated April 26, 2011, evidencing 50,000,000 common stock purchase warrants registered in the name of Cresta Capital Strategies, LLC. (Incorporated by reference to Exhibit 10.12 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: March 31, 2011), filed with the Securities and Exchange Commission on May 16, 2011).

10.81	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Dean Garfinkel, evidencing the exchange of 26,900,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.13 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.82	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Barry M. Brookstein, evidencing the exchange of 55,340,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.14 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.83	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Spirits Management, Inc., evidencing the exchange of 14,850,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.15 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.84	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Henry A. Ponzio, evidencing the exchange of 10,320,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.16 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.85	Warrant Exchange Agreement, dated May 12, 2011, between Compliance Systems Corp. and Nascap Corp., evidencing the exchange of 20,720,000 common stock purchase warrants. (Incorporated by reference to Exhibit 10.17 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.86	Warrant Certificate of Compliance Systems Corp., dated June 30, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.18 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.87	Warrant Certificate of Compliance Systems Corp., dated June 30, 2011, evidencing 128,600 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.19 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.88	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.20 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.89	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to Exhibit 10.21 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.90	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to Exhibit 10.22 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.91	Warrant Certificate of Compliance Systems Corp., dated July 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.23 of the registrant’s Quarterly Report on Form 10-Q (Date of Report: June 30, 2011), filed with the Securities and Exchange Commission on August 22, 2011).

10.92	Warrant Certificate of Compliance Systems Corp., dated September 30, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).

10.93	Warrant Certificate of Compliance Systems Corp., dated September 30, 2011, evidencing 150,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).

10.94	Warrant Certificate of Compliance Systems Corp., dated September 30, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).

10.95	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).

10.96	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).

10.97	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).

10.98	Warrant Certificate of Compliance Systems Corp., dated October 1, 2011, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q (Date of Report: September 30, 2011), filed with the Securities and Exchange Commission on November 21, 2011).

10.99	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 1,500,000 common stock purchase warrants registered in the name of Barry M. Brookstein (Incorporated by reference to Exhibit 10.132 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Commission on April 16, 2012).

10.100	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 150,000 common stock purchase warrants registered in the name of Barry M. Brookstein (Incorporated by reference to Exhibit 10.133 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Commission on April 16, 2012).

10.101	Warrant Certificate of Compliance Systems Corp., dated December 31, 2011, evidencing 2,250,000 common stock purchase warrants registered in the name of Spirits Management, Inc. (Incorporated by reference to Exhibit 10.134 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Commission on April 16, 2012).

10.102	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 6,000,000 common stock purchase warrants registered in the name of Barry M. Brookstein (Incorporated by reference to Exhibit 10.135 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Commission on April 16, 2012).

10.103	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 225,000 common stock purchase warrants registered in the name of Barry M. Brookstein (Incorporated by reference to Exhibit 10.136 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Commission on April 16, 2012).

10.104	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 675,000 common stock purchase warrants registered in the name of Henry A. Ponzio (Incorporated by reference to Exhibit 10.137 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Commission on April 16, 2012).

10.105	Warrant Certificate of Compliance Systems Corp., dated January 1, 2012, evidencing 1,050,000 common stock purchase warrants registered in the name of Nascap Corp. (Incorporated by reference to Exhibit 10.138 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Commission on April 16, 2012).

10.106	Securities Exchange Agreement, dated as of June 7, 2012, between Compliance Systems Corporation and RDRD II Holding LLC (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Form 8-K as filed with the Commission on November 1, 2012).

10.107	Amendment to Securities Exchange Agreement between Compliance Systems Corporation and RDRD II Holding, LLC, dated October 29, 2012 (Incorporated herein by reference to Exhibit 10.2 as part of the Company’s Form 8-K as filed with the Commission on November 1, 2012).

10.108	Marketing Agreement between Jenningsbet, Limited and Seaniemac Ltd., dated March 13, 2012 (Incorporated herein by reference to Exhibit 10.3 as part of the Company’s Form 8-K as filed with the Commission on November 1, 2012).

10.109	Heads of Agreement/Memorandum of Understanding Seaniemac Ltd. and Boyle Media Limited dated July 13, 2012 (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Form 8-K/A (Amend. No. 1) as filed with the Commission on January 22, 2013) (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Form 8-K as filed with the Commission on February 26, 2013).

10.110	White Label Services Agreement between Boylesports and Seaniemac, Ltd. dated January 30, 2013 (Incorporated herein by reference to Exhibit 10.5 as part of the Company’s Form 8-K as filed with the Commission on February 26, 2013).

10.111	Amendment to Securities Exchange Agreement between Compliance Systems Corporation and RDRD II Holding, LLC, dated February 18, 2012 (Incorporated herein by reference to Exhibit 10.7 as part of the Company’s Form 8-K as filed with the Commission on February 26, 2013).

10.112	Securities Purchase Agreement between Registrant and Iliad Research and Trading, L.P. dated December 2, 2013 (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Form 8-K as filed with the Commission on December 10, 2013).

10.113	Secured Convertible Promissory Note (Incorporated herein by reference to Exhibit 10.2 as part of the Company’s Form 8-K as filed with the Commission on December 10, 2013).

10.114	Form of Common Stock Purchase Warrants (Incorporated herein by reference to Exhibit 10.3 as part of the Company’s Form 8-K as filed with the Commission on December 10, 2013).

10.115	Form of Buyer Notes (Incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K as filed with the Commission on December 10, 2013).

10.116	Settlement Agreement and Stipulation dated July 17, 2014 between Seaniemac International, Ltd. and IBC Funds LLC (Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the Commission on July 28, 2014).

10.117	Order Granting Approval of Settlement Agreement and Stipulation dated July 18, 2014 (Incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the Commission on July 28, 2014).

10.118	Exclusive Marketing Agreement dated as of August 20, 2014 by and between the Company and Overseas BC Marketing, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on January 30, 2015).

10.119	Forbearance Agreement dated as of October 29, 2014 by and between the Company and Iliad Research and Trading, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report for the quarter ended March 31, 2014, filed with the Commission on November 26, 2014).

10.120	Investment Agreement dated as of January 28, 2015 by and between the Company and Summit Trading, Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2015).

10.121	Registration Rights Agreement dated as of January 28, 2015 by and between the Company and Summit Trading, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2015).

10.122	Agreement for the sale and purchase of the business carried on by Apollo Betting and Gaming Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 17, 2016).

10.123	Convertible Promissory Note issued by Seaniemac, Ltd. to Apollo Capital Corp. dated February 25, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 29, 2016).

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to our Registration Statement on Form SB-2, filed with the SEC on May 12, 2006).

21.1*	Subsidiaries of the Registrant.

24.1*	Power of Attorney (included on signature page).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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
Barry Brookstein
Chief Executive Officer and Chief Financial Officer

Date: April 14, 2016

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

Signature	Title	Date

/s/ Barry Brookstein	Chief Executive Officer, Chief Financial Officer and Director	April 14, 2016
Barry Brookstein	(principal executive officer and principal financial and accounting officer)

/s/ Shane O’Driscoll	Director	April 14, 2016
Shane O’Driscoll

/s/ Jon M. Garfield	Director	April 14, 2016
Jon M. Garfield

46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Seaniemac International, Ltd.

Huntington, New York

We have audited the accompanying consolidated balance sheets of Seaniemac International, Ltd and Subsidiaries (the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seaniemac International, Ltd as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit and working capital deficit as of December 31, 2015, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

April 14, 2016

Seaniemac International, Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014

ASSETS

Current Assets
Cash	$959	$446
Receivable - related parties	-	1,825
Prepaid expenses and other current assets	1,000	76,473
Total Current Assets	1,959	78,744

Equipment, net	696	1,446

Deferred loan costs, net	-	14,282

Total Assets	$2,655	$94,472

LIABILITIES AND DEFICIT

Current Liabilities
Convertible promissory notes, net	$566,624	$421,865
Notes payable	30,000	66,530
Accounts payable and accrued expenses	1,701,474	1,706,093
Due to related parties	474,798	186,480
Due to non related parties	199,025	163,296
Loans payable -related parties	995,494	1,062,380
Convertible loans payable -related parties, net	-	110,862
Accrued officer’s compensation	120,000	90,000
Debt derivative liabilities	2,310,067	1,282,532
Warrant derivative liabilities	1,616,758	545,837

Total Current Liabilities	8,014,240	5,635,875

Commitments and Contingencies

Deficit
Convertible Preferred stock, $0.001 par value: 10,000,000 shares authorized, Series A:2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B:1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C:2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Series D:100,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 673,842,729 and 74,721,445 shares issued and outstanding, as of December 31, 2015 and 2014, respectively	673,842	74,721
Common stock issuable, $0.001 par value; 15,000,000 and 0 shares as of December 31, 2015 and 2014, respectively	15,000	-
Additional paid-in capital	476,198	1,890
Subscription receivable	(131)	(131)
Accumulated other comprehensive income	225,629	49,642
Accumulated deficit	(8,738,551)	(5,124,752)
Total Seaniemac International, Ltd. Stockholders’ Deficit	(7,342,540)	(4,993,157)
Non-controlling interest	(669,045)	(548,246)
Total Deficit	$(8,011,585)	$(5,541,403)

Total Liabilities and Deficit	$2,655	$94,472

See the accompanying notes to consolidated financial statements.

Seaniemac International, Ltd. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2015	2014

Gross gaming revenue	$158,330	$589,073

Promotional allowances	126,148	457,224

Net gaming revenue	32,182	131,849

Operating Expenses
Selling, general and administrative expenses	675,412	1,671,835
Total Operating Expenses	675,412	1,671,835

Operating Loss	(643,230)	(1,539,986)

Other Income / (Expense)
Change in fair value of embedded derivative liability	(1,644,587)	(93,321)
Loss on debt modification	(948,255)	(187,188)
Interest expense (including amortization of loan costs)	(453,591)	(1,028,627)
Realized foreign exchange loss	(44,935)	(1,904)
Total Other Income / (Expense)	(3,091,368)	(1,311,040)

Net Loss	$(3,734,598)	$(2,851,026)

Loss Attributable to Non-controlling Interest	$120,799	$258,369

Net Loss Attributable to Common Shareholders	$(3,613,799)	$(2,592,657)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.05)

Weighted average number of shares outstanding during the period ended Basic and Diluted	578,995,327	54,600,467

See the accompanying notes to consolidated financial statements.

Seaniemac International, Ltd. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2015	2014
Consolidated net loss	$(3,734,598)	$(2,851,026)
Other comprehensive loss, net of tax:
Foreign currency translation income	175,987	102,432
Comprehensive loss	(3,558,611)	(2,748,594)
Comprehensive loss attributable to non-controlling interest	120,799	(227,639)
Comprehensive loss attributable to common shareholders	$(3,679,410)	$(2,520,955)

See the accompanying notes to consolidated financial statements.

Seaniemac International, Ltd. and Subsidiaries

Consolidated Statement Of Changes In Stockholders’ Deficiency

For The Years Ended December 31, 2015 and 2014

	Preferred Stock				Common Stock
									Additional	Other	Non-
	Series	Series	Series	Series			Shares to		Paid-in	Comprehensive	controlling	Subscriptions	Accumulated
	A	B	C	D	Shares	Amount	be Issued	Amount	Capital	Loss	Interest	Receivable	Deficit	Total
Balances at December 31, 2013	$2,294	$1,250	$1,829	$100	42,170,345	$42,170	-		$204,077	$(52,790)	$(289,877)	$(131)	$(2,532,095)	$(2,623,173)

Imputed interest on related party loan	-	-	-	-	-	-	-		24,869	-	-	-	-	24,869
IBC A/P conversion	-	-	-	-	30,651,100	30,651	-		237,632	-	-	-	-	268,283
Stock based compensation	-	-	-	-	1,900,000	1,900	-		125,350	-	-	-	-	127,250
Net loss	-	-	-	-	-	-	-		-	-	(258,369)	-	(2,592,657)	(2,851,026)
Value of warrants issued									(590,038)				-	(590,038)
Foreign currency translation adjustment	-	-	-	-	-	-	-		-	102,432	-	-	-	102,432
Balances at December 31, 2014	2,294	1,250	1,829	100	74,721,445	74,721	-	-	1,890	49,642	(548,246)	(131)	(5,124,752)	(5,541,403)
								-
Imputed interest on related party loan	-	-	-	-	-	-	-	-	86,289	-	-	-	-	86,289
Convertible debt, accrued interest conversion into common stock	-	-	-	-	599,121,284	599,121	-	-	(153,624)	-	-	-	-	445,497
Reclassification of derivative liability associated with convertible debt	-	-	-	-	-	-	-	-	513,143	-	-	-	-	513,143
Stock based compensation	-	-	-	-	-	-	15,000,000	15,000	28,500	-	-	-	-	43,500
Net loss	-	-	-	-	-	-	-		-	-	(120,799)	-	(3,613,799)	(3,734,598)
Foreign currency translation adjustment	-	-	-	-	-	-	-		-	175,987	-	-	-	175,987
Balances at December 31, 2015	$2,294	$1,250	$1,829	$100	673,842,729	$673,842	15,000,000	$15,000	$476,198	$225,629	$(669,045)	$(131)	$(8,738,551)	$(8,011,585)

See the accompanying notes to consolidated financial statements.

Seaniemac International, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014
Cash Flows From Operating Activities:
Net Loss, including of non-controlling interest	$(3,734,598)	$(2,851,026)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	750	952
Amortization of website development and hosting	-	51,197
Share based payment	43,500	127,250
Non-cash interest	32,506	442,267
Change in fair value of debt derivative liability	573,667	137,523
Change in fair value of warrant derivative liability	1,070,921	(44,201)
Forbearance penalty	-	152,500
Security deposit	-	-
Amortization of debt discount and OID attributable to convertible debt	267,523	298,924
Amortization of deferred loan costs	14,282	22,030
Imputed interest	86,289	24,869
Loss on debt modification	948,255	187,188
Changes in operating assets and liabilities:
Receivable - Related parties	-	684
Prepaid expenses and other current assets	77,298	7,744
Due to related parties	288,318	-
Due to non-related parties	35,729	-
Accounts payable and accrued expenses	67,272	773,155
Accrued officer’s compensation	30,000	30,000
Total adjustments	3,536,310	2,212,082
Net Cash Used In Operating Activities	(198,288)	(638,944)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Proceeds from short term note payable	-	36,530
Proceeds from issuance of convertible notes	8,500	243,585
Payment of loan costs	-	(26,506)
Proceeds from issuance of common stock	-	-
Proceeds from loans - related parties	14,314	279,116
Net Cash Provided by Financing Activities	22,814	532,725

Effect of foreign exchange fluctuations on cash	175,987	102,432

Net Decrease in Cash	513	(3,787)

Cash at Beginning of Period	446	4,233

Cash at End of Period	$959	$446

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt, including related party and accrued interest	$445,497	$-
Derivative liability reclass to equity - on conversion of note	$513,143	$-
Accounts payable reclassed into convertible loan	$35,814	$-
Short term demand notes payable reclassed into convertible loan	$36,530	$-
Loans payable, reclassed into convertible loan - related party	$81,200	$-
Accounts payable due to related parties and non related parties	$673,823	$-
Accrued interest reclassed into convertible loan	$17,872	$-
Debt discount and initial derivative liability at the issuance date of the notes	$18,758	$-
Common stock issued in settlement of payables	$-	$268,283
Reclass from loan payable -r elated parties to convertible loan payable - related parties	$-	$95,000
Debt derivative liability at inception	$-	$1,145,010
Warrant derivative liability at inception	$-	$590,038
Convertible loan related party reclassified into convertibles notes	$255,950	$-

See the accompanying notes to consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

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

3. Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception. At December 31, 2015, the Company had working capital deficiencies and accumulated deficit of $8,012,281 and $8,738,551, respectively.

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

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

D. Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenues of $158,330 and $589,073 for the year ended December 31, 2015 and 2014, respectively. Promotional allowances of $126,148 and $457,224 for the year ended December 31, 2015 and 2014 respectively.

The Company recognized Gross gaming revenue is the gross gaming yield which is the difference between gaming wins and losses and includes promotional betting (“Free Bets”). Free Bets are included in promotional allowances and are deducted from gross gaming revenue to arrive at the net gaming revenue. All other costs are included in selling, general and administrative expenses.

Significant Customers

During the year ended December 31, 2015, the Company had no customer which accounted for more than 10% of the Company’s revenues.

During the year ended December 31, 2014 the Company had one customer which accounted for more than 10% of the Company’s revenues (17.9%).

E. Advertising

All advertising costs are expensed as incurred. Advertising costs incurred for the production of a commercial are considered prepaid expenses until the commercial airs, at which time such costs are expensed.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

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

Debt Derivative Liability:

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Derivative liability – December 31, 2015	$2,310,067	$—	$—	$2,310,067
Derivative liability – December 31, 2014	$1,282,532	$—	$—	$1,282,532

The following table represents the Company’s derivative liability activity for the year ended:

Balance at December 31, 2013 (Restated)	$-
Initial measurement at issuance date of the notes	1,145,010
Change in debt derivative liability during the year ended December 31, 2014	137,522
Balance at December 31, 2014	$1,282,532
Initial measurement at issuance date of the notes	18,758
Loss on debt modification	948,255
Reclassification of derivative liability associated with convertible debt	(513,143)
Change in derivative liability during the year ended December 31, 2015	573,665
Balance December 31, 2015	$2,310,067

Warrant derivative liability:

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Warrant liability – December 31, 2015	$1,616,758	$—	$—	$880,771
Warrant liability – December 31, 2014	$545,837	$—	$—	$545,837

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

The following table represents the Company’s warrant liability activity for the year ended December 31, 2015 and 2014:

Balance at December 31, 2013 (Restated)	$-
Initial measurement at issuance date of the notes	590,038
Change in warrant derivative liability during the year ended December 31, 2014	(44,201)
Balance at December 31, 2014	$545,837
Change in derivative liability during the year ended December 31, 2015	1,070,921
Balance December 31, 2015	$1,616,758

H. Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. The Company currently has no cash equivalents which would consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased.

I. Allowance for Doubtful Accounts

The Company reserves for receivables that may not be collected. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. During the year ended December 31, 2015 and 2014, the Company did not record any accounts receivable and no associated allowance was recorded.

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

The computation of basic and diluted loss per share for the years ended December 31, 2015 and 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2015	December 31, 2014

Stock Warrants (Exercise price - $0.000175-0.0042/share)	1,384,615,543	57,692,314
Convertible Debt (Exercise price - $0.000175 - $0.011958/share)	2,249,480,682	116,029,642
Preferred Series – A (Exercise price – 1 Preferred s/h is convertible into 100 Common S/h	229,375,000	229,375,000
Preferred Series – B A (Exercise price – 1 Preferred s/h is convertible into 100 Common S/h	125,000,000	125,000,000
Preferred Series – C A (Exercise price – 1 Preferred s/h is convertible into 100 Common S/h	182,856,900	182,856,900
Preferred Series – D A (Exercise price – 1 Preferred s/h is convertible into 1000 Common S/h	100,000,000	100,000,000

Total	4,271,328,125	810,953,857

The Company’s obligations to issue shares upon conversion of its outstanding convertible notes, the exercise of stock options and warrants and conversion of its preferred stock (the “Convertible Instruments”) at current market prices for its common stock exceeds the 1,084,963,337 authorized but unissued shares of Common Stock as of the date of this report (the “Potentially Issuable Shares”). While it is uncertain whether the Company would receive requests to issue all of the Potentially Issuable Shares and the number of such shares fluctuates based on the market price of the Company’s common stock, the Company may increase the number of its authorized shares of common stock or effectuate a recapitalization, or a combination of both, in order to make available additional shares of its Common Stock for the Potentially Issuable Shares. Such action would require shareholder approval. Until such time as the Company has a sufficient number of shares of its Common Stock for available for issuance to cover the Potentially Issuable Shares, the Company could be subject to penalties and damages to the holders of the Convertible Instruments in the event it does not deliver the Potentially Issuable Shares upon request by a holder of the Convertible Instruments. Furthermore, the lack of available shares of common stock may be deemed a default under one or more of the Convertible Instruments.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Material Equity Instruments

The Company evaluates stock options, stock warrants and other contracts (convertible promissory note payable) to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for under the relevant sections of ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity (“ASC 815”). The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative financial instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Certain of the Company’s embedded conversion features on debt, convertible preferred stock and outstanding warrants are treated as derivative liabilities for accounting purposes under ASC 815-40 due to insufficient authorized shares to settle these outstanding contracts. Pursuant to SEC staff guidance that permits a sequencing approach based on the use of ASC 840-15-25 which provides guidance for contracts that permit partial net share settlement. The sequencing approach may be applied in one of two ways: contracts may be evaluated based on (1) earliest issuance date or (2) latest maturity date. In the case of insufficient authorized share capital available to fully settle outstanding contracts, the Company utilizes the earliest maturity date sequencing method to reclassify outstanding contracts as derivative instruments. These contracts are recognized currently in earnings until such time as the convertible notes or warrants are exercised, expire, the related rights have been waived and/or the authorized share capital has been amended to accommodate settlement of these contracts. These instruments do not trade in an active securities market.

As of December 31, 2015, the Company has already recorded a charge for the derivative liability resulting from the debt and warrants of $3,926,825. Accordingly the insufficient of authorized capital had no additional impact on the Company’s financial statements.

L. Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Convertible notes (net of discount) – December 31, 2015	$566,624	$-	$-	$566,624
Convertible notes (net of discount) – December 31, 2014	$421,865	$-	$-	$421,865

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of December 31, 2015 and 2014:

Balance at December 31, 2013 (Restated)	$185,772
Issuance of notes – net	243,585
Unamortized debt discount	(159,992)
Forbearance penalty	152,500
Conversion of notes	-
Balance at December 31, 2014	$421,865
Issuance of notes	8,500
Unamortized debt discount	(6,585)
Principal adjustment – per note assignment	42,926
Accounts payable and short term demand notes payable reclassified into convertible notes	72,344
Convertible loan payable- related party reclassified into convertible notes	255,950
Amortized debt discount	203,635
Conversion of notes	(432,011)
Balance at December 31, 2015	$566,624

Convertible Loan Payable- Related party

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Convertible notes (net of discount) Related party –December 31, 2015	$-	$-	$-	$-
Convertible notes (net of discount) Related party – December 31, 2014	$110,862	$-	$-	$110,862

The following table provides a summary of the changes in fair value of the Company’s Convertible loan payable- related party, which are both Level 3 liabilities as of December 31, 2015 and 2014:

Balance at December 31, 2013 (Restated)	$-
Issuance of notes – net	79,750
Reclassify from loan payable into convertible loan payable	95,000
Unamortized debt discount	(63,888)
Conversion of notes	-
Balance at December 31, 2014	$110,862
Issuance of notes – net
Reclassification from loan payable into convertible loan payable – related party	81,200
Amortized debt discount	63,888
Re-assigned into convertible loan payable- other	(255,950)
Balance at December 31, 2015	$-

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of December 31, 2015 and 2014.

M. Deferred Financing Costs

Costs incurred with obtaining and executing debt arrangements are capitalized and amortized over the term of the related debt.

N. Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

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

The Company has adopted the provisions of FASB ASC 740. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2015 and 2014, the Company had no material uncertain recognized tax positions.

The Company’s policy for recording interest and penalties is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest during the year ended December 31, 2015 and 2014. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

December 31, 2015

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

December 31, 2015

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2015	December 31, 2014

Cost of website development and hosting	$-	$47,760
Prepaid consulting services	-	27,713
Deposits	1,000	1,000
Total	$1,000	$76,473

Amortization of website development and hosting totaled $65,208 and $51,197 for the years ended December 31, 2015 and 2014, respectively.

The prepaid costs related to website development and hosting are the upfront charges for set up, delivery and hosting of Seaniemac branded gaming website; amortization of these costs began in May 2013 and will be amortized over three years.

On March 17, 2014, the Company entered into a one year Consulting and Representation Agreement with Corporate Ads, LLC in exchange for 650,000 shares of the Company plus $10,000. The shares were valued at $35,750 based upon the closing price of the Company’s stock on March 17, 2014 of $0.055 per share. The total amount of $45,750 was included in prepaid consulting services and is being amortized over the one-year term. Amortization of $9,531 and $36,219 was recorded for the years ended December 31, 2015 and 2014, respectively.

6. Equipment, Net

Equipment consists of the following:

	Estimated Useful Life	December 31, 2015	December 31, 2014

Computer equipment	5 years	$2,588	$2,588
Accumulated depreciation		(1,893)	(1,142)
Equipment, net		$696	$1,446

Depreciation expense for equipment was $750 and $714 for years ended December 31, 2015 and 2014, respectively.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

7. Deferred Loan Costs, Net

Deferred loan costs, net consists of the following:

	December 31, 2015	December 31, 2014

Deferred loan costs	$14,282	$37,225
Accumulated amortization	(14,282)	(22,943)
Deferred loan costs, net	$-	$14,282

The Company incurred deferred loan costs of $21,000 in connection with a Secured Convertible Promissory Note issued to Iliad Research and Trading, L.P. (“Iliad”) on December 2, 2013. These deferred loan costs are being amortized over the twenty-three month term of the note. Amortization of deferred loan costs totaled $9,131 and $10,956 during the years ended December 31, 2015 and 2014, respectively.

The Company incurred deferred loan costs of $5,800 in connection with the issuance of a 10% convertible note issued to LG Capital Funding, LLC (“LG Capital”) on April 1, 2014. These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $1,450 and $4,350 during the years ended December 31, 2015 and 2014, respectively.

Additional deferred loan costs of $5,000 were incurred in connection with the issuance of a 12% convertible note issued to WHC Capital, LLC (“WHC Capital”) on April 4, 2014. These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $1,308 and $3,692 during the years ended December 31, 2015 and 2014, respectively.

On July 14, 2014, the Company incurred deferred loan costs of $1,750 in connection with the issuance of an 8% convertible note to LG Capital. These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $146 and $1,604 during the years ended December 31, 2015 and 2014.

On August 15, 2014, the Company incurred additional deferred loans costs of $3,675 in connection with the issuance of a 10% convertible note to Summit Trading Ltd. (“Summit”). These deferred loan costs are being amortized over the 1 year term of the note. Amortization of deferred loan costs totaled $2,247 and $1,428 during the years ended December 31, 2015 and 2014, respectively.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2015	December 31, 2014

Accounts payable	$1,325,813	$1,493,441
Accrued expenses and other current liabilities	375,661	212,652
Total	$1,701,474	$1,706,093

Consulting fees expenses incurred for non-controlling shareholders were $215,950 and $161,042 for the year ended December 31, 2015 and 2014,

Accrued expenses include related party accrued interest of $65,448 and $43,630 as of December 31, 2015 and 2014, respectively.

9. Accrued Officer’s Compensation

The Company accrued compensation for Brookstein in the amount of $7,500 during the three months ended December 31, 2015 and 2014, the unpaid balance was $120,000 and $90,000 as of December 31, 2015 and 2014, respectively.

10. Notes Payable

Notes payable consist of the following:

	December 31, 2015	December 31, 2014

Notes payable -Summit Trading Ltd.	$-	$36,530
Notes payable - John Koehler	30,000	30,000
Total	$30,000	$66,530

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

On October 1, 2003, Execuserve Corp. (“Execuserve”), issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor. Upon completion of the merger of Execuserve and the Company pursuant to an agreement and plan of merger dated as of February 5, 2010, the balance of the amount Execuserve owed Koehler was $37,000. Although the Company agreed to pay the balance in monthly installments of $1,000, the Company is in default as it has not made a payment since September 2010. The balance due to Koehler at both December 31, 2015 and December 31, 2014 totaled $30,000.

On May 29, 2014, the Company issued a demand note to Summit Trading Ltd. (“Summit”) in the amount of $8,500. A second note in the amount of $18,030 was issued to Summit on September 15, 2014, and a third note in the amount of $10,000 was issued to Summit on November 6, 2014. These notes bear interest of 4% per annum on any unpaid principal and are payable on demand. Interest expense was $6,630 and $292 for the years ended December 31, 2015 and 2014, respectively.

On February 27, 2015, the terms of the Summit demand notes were modified. The $36,530 became convertible notes that are convertible at 60% of the lowest trading price utilizing a three day look-back period (see Note 12).

11. Loans Payable – Related Parties and Non Related Parties

Loans payable to related parties consist of the following:

	December 31, 2015	December 31, 2014

Loan payable - GE Park, LLC (A)	$85,000	$166,200
Loans payable – Other related parties	4,615	-
Loans payable - Brookstein (B)	15,702	15,702
Loans payable - RDRD II Holding, LLC (C)	890,177	880,478
Total	$995,494	$1,062,380

Due to related parties consist of the following:

	December 31, 2015	December 31, 2014

Due to related party - GE Park, LLC (D)	$426,737	$140,187
Due to related party – Brookstein B. (D)	28,188	28,063
Due to related party – Kessler (D)	19,873	18,231
Total	$474,798	$186,480

Due to non-related parties consist of the following:

	December 31, 2015	December 31, 2014

Summit Trading LTD (D)	$199,025	$163,296
Total	$199,025	$163,296

Convertible loans payable to related parties consist of the following:

	December 31, 2015	December 31, 2014

Convertible loan payable - GE Park, LLC (A)		79,750
Convertible loan payable - GE Park, LLC (A)	$-	$95,000
Unamortized debt discount	-	(63,888)
Total	$-	$110,862

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

The Company has specified the following person and entities as related parties with ending balances as of December 31, 2015 and 2014:

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

On February 12, 2015, the terms a GE Park demand note totaling $47,600 was modified. This note became convertible at 50% of the lowest traded price utilizing a 10 day look-back period (see Note 12). The determined fair value of the debt derivatives of $94,917 was charged as a loss on debt modification for the year ended December 31, 2015. The note was fully converted into 79,193,262 shares during the year ended December 31, 2015 (See Note 12).

On February 20, 2015, the terms of two GE Park demand notes totaling $33,600 were modified. These notes became convertible at 50% of the lowest traded price utilizing a 10 day look-back period (see Note-13). The determined fair value of the debt derivatives of $75,378 was charged as a loss on debt modification for the year ended December 31, 2015. The note amounted to $21,600 was converted into 33,895,385 shares during the year ended December 31, 2015 (See Note 12).

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

During the year ended December 31, 2015, the Company converted $95,000 of principal into 136,053,867 shares of common stock (See Note 12). The determined fair value of the debt derivatives of $139,813 was reclassified into equity during the period ended December 31, 2015.

In addition, the Company issued GE Park a convertible note in the amount of $79,750 on November 25, 2014. The cash purchase price of $72,500 (which amount is net of the pro-rata portion of original issue discount of $7,250) was received by the Company on the issuance date. The Note bears interest at the rate of 4% per annum. All interest and principal must be repaid on May 25, 2015. The note is convertible into common stock, at a 50% discount to the lowest trading prices of the common stock during the 20 trading day period prior to conversion. On March 3, 2015, the GE Park conversion terms of the GE Park convertible note dated November 25, 2014 for $79,750 were modified to 50% of the lowest traded price utilizing a 10 day look-back. A loss a $38,052 resulted from this modification. The note was transferred to Apollo Capital Corp on March 3, 2015.

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

The charge of the amortization of debt discounts and costs for the years ended December 31, 2015 and 2014 was $63,888 and $8,612, respectively, and was accounted for as interest expense.

Interest expense for the years ended December 31, 2015 and 2014 totaled $6,712 and $7,954, respectively. Accrued interest at December 31, 2015 and December 31, 2014 totaled $13,551 and $8,799, respectively.

B. Loans Payable – Brookstein

At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At December 31, 2015 and 2014, loans payable to Brookstein totaled $15,702 for both.

C. Loans Payable – RDRD II Holding, LLC

RDRD II Holding, LLC, a Delaware limited liability company and substantial shareholder of the Company (“RDRD”) loaned monies to the Company and its subsidiary, Seaniemac, for working capital purposes. The loans to the Company aggregating $370,067 do not bear interest and are due on demand. The loans to Seaniemac aggregating $516,498 bear interest at 4% per annum. At December 31, 2015 and December 31, 2014, loans payable were $890,177 and $880,748, respectively, and accrued interest totaled $51,897 and $34,831, respectively.

The Company imputed interest of $30,428 and $22,804 on amount loaned to the Company by RDRD during the years ended December 31, 2015 and 2014, respectively, at an assumed rate of 8% per annum.

D. Due related and non-related parties.

During the year the payments were made on the Company’s behalf from related and non-related parties. The amounts were reclassified from accounts payable to loans due to related and non-related parties. For the year ended December 31, 2015 and 2014 amounts reclassified from accounts payable to loans payable related parties totaled $474,798 and $186,480. For the year ended December 31, 2015 and 2014 amounts reclassified from accounts payable to loans payable non- related parties totaled $199,025 and $163,296. For the year ended December 31, 2015 the Company imputed interest of $55,860 and $0 on payments made on Company’s behalf, at an assumed rate of 8% per annum.

Interest expense to related parties totaled $58,246 and $47,973 for the years ended December 31, 2015 and 2014 respectively.

12. Convertible Promissory Notes, Net

Convertible promissory notes consists of the following:

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

	December 31, 2015	December 31, 2014

Iliad Note (1):
Secured convertible promissory note – Iliad	$380,000	$380,000
Total	380,000	380,000
Less:
OID of $20.000, net of amortization of $20,000 and $11,310 as of December 31, 2015 and 2014. respectively	-	(8,690)

Conversions into 99,520,802 shares of common stock	(100,062)	-

Principal adjustment per note assignment	40,119

Assignment to Apollo Capital Corporation	(320,057)

Loan discount of $202,500, net of amortization of $202,500 and $82,645 as of December 31, 2015 and 2014, respectively	-	(119,855)
Secured convertible promissory note - Iliad	$(0)	$251,455

Redwood Note (2):
Secured convertible promissory note - Redwood	$75,000	$75,000
Total	75,000	75,000
Less:
Conversion into 44,988,900 shares of common stock	(43,738)	-
Assignment to Apollo Capital Corporation	(31,262)	-
	-	-
Total	-	75,000
Loan discount of $75,000, net of amortization of $75,000 and $0 as of December 31, 2015 and 2014, respectively	-	-
Secured convertible promissory note — Redwood (note in default)	$-	$75,000

LG Capital Funding, LLC (3):
10% convertible redeemable note - LG Capital	$40,000	$40,000
Total	40,000	40,000
Loan discount of $40,000, net of amortization of $40,000 and $30,027 as of December 31, 2015 and 2014 respectively	-	(9,973)
10% convertible redeemable note - LG Capital	$40,000	$30,027

8% convertible redeemable note - LG Capital	$36,750	$36,750
Total	36,750	36,750
Loan discount of $36,750, net of amortization of $36,750 and $17,116 as of December 31, 2015 and 2014, respectively	-	(19,634)
Conversion into 51,082,166 shares of stock	(36,750)	-
8% convertible redeemable note - LG Capital	$-	$17,116

WHC Capital LLC (4):
10% convertible redeemable note - WHC Capital	$32,000	$32,000
	-	-
Total	32,000	32,000
Loan discount of $32,000, net of amortization of $32,000 and $23,759 as of December 31, 2015 and 2014, respectively	-	(8,241)
Conversion into 37,034,976 shares of stock	(32,000)	-
10% convertible redeemable note - WHC Capital	$-	$23,759

Summit Trading Ltd. (5):
10% convertible redeemable note - Summit	$62,5$9	$59,835
Total	62,589	59,835
Loan discount of $56,804, net of amortization of $56,804 and $21,478 as of December 31, 2015 and 2014, respectively	-	(35,327)
Conversion of demand note into a convertible note	36,530	-
Conversion of accounts payable into a convertible note	35,814	-
Transfer to Apollo Capital Corp	(62,589)	-
Conversion into 45,260,256 shares of common stock	(8,500)	-
10% convertible redeemable note - Summit	$63,844	$24,508

Apollo Capital Corporation (6)
Notes purchased from GE Park. LLC	256,190	-
Notes purchased from Summit	62,589	-
Notes purchased from Redwood	31,262	-
Notes purchased from Iliad	320,057	-
12% convertible redeemable note - Apollo	8,500	-
Loan discount of $8,500 net of amortization of $1,915 and $0 as of December 31, 2015 and 2014, respectively	(6,585)	-
Conversion into 321,234,184 shares of common stock	(209,233)	-
10% convertible redeemable note - Apollo Capital Corp	$462,780	$-

Convertible promissory notes, net	$566,624	$421,865

1. Iliad Note – Assigned to Apollo Management Group, Inc.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

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

Beginning year after the Issuance Date and continuing for each installment date thereafter, the Company is required to make monthly principal payments under the Note of $37,083, plus any accrued and unpaid interest as of the installment date. Any installment payment may be either cash or shares of Common Stock, at the election of the Registrant.

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

Default on Iliad Note

On October 1, 2014, Iliad presented the Company with an Event of Default Redemption Notice and is electing to redeem the full outstanding balance of the Note. See below for information regarding applicable penalties and additional interest due to the default. On October 29, 2014, the Company and Iliad entered into a forbearance agreement, pursuant to which Iliad agreed, subject to the terms of the forbearance agreement, to refrain and forbear, until December 10, 2014, from exercising and enforcing remedies against the Company with respect to the Note defaults, including the enforcement of the interest rate increase to 22% per annum. Pursuant to an oral agreement between the Company and Iliad on December 12, 2014, the date was extended to December 31, 2014, subject to the terms of the forbearance agreement. As a result, during the year ended December 31, 2014, the Company recorded $152,500 as forbearance liability and charged to the expenses. For the year ended December 31, 2015, the Company converted $108,752 of principal and accrued interest into 99,520,802 shares of common stock.

The Note is subject to various default provisions, including as a result of a failure to make an installment payment by the due date, a failure to deliver shares when required under the Note, or a breach of covenants in the Note and Purchase Agreement, among others. Upon an event of default, the Note accrues interest at the default rate of 1.83% per month (or 22% per annum), compounding daily. The Company is in default on this loan as of June 2, 2014 as a result of failing to make the required installment payments, as well as a result of the Company’s failure to timely file its annual reports with the SEC. Accordingly, the total principal due to Iliad of $302,185 is classified as a current liability.

On December 18, 2015, the remaining balance of $302,185 of principal and $17,872 in accrued interest was assigned to Apollo Capital Corp from Iliad Research and Trading, L.P. A loss of $576,431 resulted from the debt modification. The remaining balance as of December 31, 2015 is $0 after the assignment of the note to Apollo Capital Corp.

As of December 31, 2015, the outstanding loan balance on this including forbearance liability was $320,057 and assigned to Apollo Management Group, LLC.

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

December 31, 2015

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

The charge of the amortization of debt discounts and costs for the years ended December 31, 2015 and 2014 was $128,542 and $92,058, respectively, and was accounted for as interest expense.

For the year ended December 31, 2015, the Company converted $108,752 of principal and accrued interest into 99,520,802 shares of common stock.

On April 5, 2016 Iliad Research and Trading, L.P. (“Iliad”) made a demand on the Company to issue 64,660,484 shares of the Company’s common stock (the “Delivery Shares”) issuable upon exercise of warrants issued to Iliad on December 2, 2013 (the “Iliad Warrant”) and for damages due to Company’s failure to deliver the Delivery Shares to Iliad pursuant to the terms of the Warrant, late fees in the amount of $2,000.00 per trading day (the greater of $2,000.00 and 2% of the product of the number of Delivery Shares not delivered to Investor (64,660,484) multiplied by the closing sales price of the Common Stock on the last trading day the Company could have delivered the Delivery Shares to Iliad without breaching the terms of the Warrant (which closing sale price was $0.0011 according to Iliad’s demand) have been accruing since April 1, 2016 (the “Late Fees”). The Company has been notified by Apollo that Apollo Capital Corp. believes that it acquired the Warrants when it acquired the Note on December 18, 2015 as discussed in Note 12 despite Iliad’s demand for issuance of the Delivery Shares. The Company has elected to withhold issuance of the Delivery Shares until the dispute between Iliad and Apollo regarding ownership of the Warrants and the rights to the Delivery Shares has been resolved. The Company is, however, subject to possible late fees and damages as a result of its failure to issue the Delivery Shares to Iliad in the event Iliad is deemed the owner of the Warrant.

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

For the year ended December 31, 2015, the Company converted $43,738 of principal and accrued interest into 44,988,900 shares of common stock.

On March 9, 2015, the remaining balance of $23,762 of principal and $7,500 in accrued interest was assigned to Apollo Capital Corp. A loss of $26,577 resulted from the debt modification. Subsequently, during the years ended December 31, 2015 the Company converted $31,262 of principal transferred to Apollo Capital Corp into 72,091,670 shares of common stock. The remaining balance as of December 31, 2015 is $0 and the determined fair value of the debt derivatives of $145,688 was reclassified into equity during the period ended December 31, 2015.

The charge of the amortization of debt discounts and costs for the years ended December 31, 2015 and 2014 was $-0- and $75,000, respectively, which was accounted for as interest expense.

3. LG Capital Funding, LLC Notes

On April 1, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC. (“LG Capital”), for the sale of a 10% convertible note in the principal amount of $40,000 (the “Note”). The financing closed on April 1, 2014. The total net proceeds the Company received from this offering was $40,000.

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on April 1, 2015, further as of date this was not repaid hence the note was in default. The debenture is convertible into common stock, at LG Capital’s option, at a 58% discount to the average two lowest trading prices of the common stock during the 20 trading day period prior to conversion. The remaining balance for the year ended December 31, 2015 is $40,000.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

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

The charge of the amortization of debt discounts and costs for the years ended December 31, 2015 and 2014, was $29,607 and $47,143, respectively, accounted for as interest expense.

For the year ended December 31, 2015, the Company converted the note issued on July 14, 2014 for $36,750 of principal into 51,082,166 shares of common stock. The remaining balance is $0 and the determined fair value of the debt derivatives of $66,758 was reclassified into equity during the period ended December 31, 2015.

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

The charge of the amortization of debt discounts and costs for the year ended December 31, 2015 and 2014 was $8,241 and $23,759, accounted for as interest expense.

For the year ended December 31, 2015, the Company converted $35,211 of principal and accrued interest into 37,034,976 shares of common stock. The remaining balance is $0 and the determined fair value of the debt derivatives of $38,937 was reclassified into equity during the period ended December 31, 2015.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

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

The charge of the amortization of debt discounts and costs for years ended December 31, 2015 and 2014 was $35,327 and $ 21,478, respectively, accounted for as interest expense.

On January 2, 2015 and January 5, 2015, the Company issued demand notes to Summit in the amounts of $13,844 and $21,970, respectively. These notes bear interest of 4% per annum on any unpaid principal and are payable on demand.

As mentioned above in Note 10, on May 29, 2014, the Company issued a demand note to Summit Trading Ltd. (“Summit”) in the amount of $8,500. A second note in the amount of $18,030 was issued to Summit on September 15, 2014, and a third note in the amount of $10,000 was issued to Summit on November 6, 2014. These notes bear interest of 4% per annum on any unpaid principal and are payable on demand. Interest expense was $6,630 and $4,828 for the years ended December 31, 2015.

On February 27, 2015, the terms of the Summit demand notes were modified and assigned to Apollo Capital Corp. All outstanding notes totaling $62,589 became convertible notes that are convertible at 60% of the lowest trading price utilizing a three day look-back period. A loss of $57,860 resulted from the debt modification.

For the year ended December 31, 2015, the Company converted $8,500 of principal into 45,260,256 shares of common stock, the related derivative liability of notes conversion $27,030 reclassified into additional paid in capital and the remaining balance is $63,844 as of December 31, 2015.

For the year ended December 31, 2015 and 2014 the remaining balance due to Summit Trading, Ltd is $63,844.

6. Apollo Capital Corp

On October 22, 2013, GE Park, LLC loaned the Company $95,000 to be used for working capital purposes. These notes bear interest at 4% per annum and are due on demand. On November 22, 2014, this promissory loan was modified into convertible note and subsequently transferred to Apollo Capital Corp. During the year ended December 31, 2015, the Company converted $95,000 of principal into 136,053,867 shares of common stock. The remaining balance as of December 31, 2015 is $0 and the determined fair value of the debt derivatives of $139,813 was reclassified into equity during the period ended December 31, 2015.

On February 12, 2015, the terms a GE Park demand note totaling $47,600 was modified. This note became convertible at 50% of the lowest traded price utilizing a 10 day look-back period. The determined fair value of the debt derivatives of $94,917 was charged as a loss on debt modification for the year ended December 31, 2015. The note was fully converted into 79,193,262 shares during the year ended December 31, 2015. The remaining balance as of December 31, 2015 is $0 and the determined fair value of the debt derivatives of $94,917 was reclassified into equity during the period ended December 31, 2015.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

On February 20, 2015, the terms of two GE Park demand notes totaling $33,600 were modified. These notes became convertible at 50% of the lowest traded price utilizing a 10 day look-back period (see Note 12). The determined fair value of the debt derivatives of $75,378 was charged as a loss on debt modification for the year ended December 31, 2015. The note amounted to $21,600 was converted into 33,895,385 shares during the year ended December 31, 2015 (See Note 12). The remaining balance as of December 31, 2015 is $12,000.

In addition, the terms of Summit’s convertible note in the amount of $59,835 and accrued interest of $2,992 were modified; the note is now convertible 45% of the lowest stock price 20 days prior to conversion. This note was assigned to Apollo Capital Corp. (“Apollo”) on March 19, 2015. A loss of $57,860 resulted from the debt modification.

On March 3, 2015, the GE Park conversion terms of the GE Park convertible note dated November 25, 2014 for $79,750 were modified to 50% of the lowest traded price utilizing a 10 day look-back. A loss a $38,052 resulted from this modification. The note was transferred to Apollo Capital Corp on March 3, 2015.

On March 9, 2015, the remaining balance of $23,762 of principal and $7,500 in accrued interest was assigned to Apollo Capital Corp from Redwood Management, LLC. A loss of $26,577 resulted from the debt modification. Subsequently, during the year ended December 31, 2015 the Company converted $31,262 of principal into 72,091,670 shares of common stock. The remaining balance as of December 31, 2015 is $0 and the determined fair value of the debt derivatives of $145,688 was reclassified into equity during the period ended December 31, 2015.

On November 20, 2015, the Company issued to Apollo Capital Group, LLC (“Apollo Capital”) a Convertible Promissory Note (the “Note”) in the original principal amount of $16,500 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded. As of December 31, 2015 the Company received $8,500 of the convertible note. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Apollo Capital’s option, at any time beginning 180 days after the date of issuance at a 60% discount of by the lowest trading price for the Company’s common stock during the 30 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is May 20, 2016 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

At the inception of the Apollo Capital note, the Company determined the aggregate fair value of $18,758 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 205.06%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.00024 per share. The determined fair value of the debt derivatives of $8,500 was charged as a debt discount up to the net proceeds of the note with the remainder of $10,258 charged to current period operations as non-cash interest expense. The charge of the amortization of debt discounts and costs for the year ended December 31, 2015 and 2014 was $1,915 and $0, accounted for as interest expense

On December 18, 2015, the remaining balance of $302,185 of principal and $17,872 in accrued interest was assigned to Apollo Capital Corp from Iliad Research and Trading, L.P. A loss of $576,431 resulted from the debt modification. The remaining balance as of December 31, 2015 is $320,057. On December 18, 2015, the Company issued to Apollo Capital Group, LLC (“Apollo Capital”) a Convertible Promissory Note (the “Note”) in the original principal amount of $320,0570 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded daily. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Apollo Capital’s option, at any time beginning 180 days after the date of issuance at a 65% discount of by the lowest trading price for the Company’s common stock during the 30 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is June 18, 2016 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

The charge of the amortization of debt discounts and costs for years ended December 31, 2015 and 2014 was $1,915 and $ 0, respectively, accounted for as interest expense.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

For the year ended December 31, 2015 and 2014 the remaining balance due to Apollo Capital Corp is $462,780 and $0, respectively.

13. Derivative Liabilities

As described in Note 12, as of December 31, 2015 and 2014, the Company issued a convertible notes which is are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

The following table represents the Company’s debt derivative liability activity for the year ended December 31, 2015 and 2014:

Balance at December 31, 2013 (Restated)	-
Initial measurement at issuance date of the notes	1,145,010
Change in debt derivative liability during the year ended December 31, 2014	137,522
Balance at December 31, 2014	$1,282,532
Initial measurement at issuance date of the notes	18,758
Loss on debt modification	948,255
Reclassification of derivative liability associated with convertible debt	(513,143)
Change in debt derivative liability during the year ended December 31, 2015	573,665
Balance December 31, 2015	$2,310,067

At inception, the fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 2%, (3) weighted average risk-free interest rate of 0.03% to 0.13%, (4) expected life of 0.25 to 1.09 years, and (5) estimated fair value of the Company’s common stock of $0.0139 per share.

At December 31, 2015, the fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 235.14% to 299.66%, (3) weighted average risk-free interest rate of 0.04% to 0.15%, (4) expected life of 0.25 to 0.59 years, and (5) estimated fair value of the Company’s common stock of $0.00027 to $0.001097 per share.

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

For the year ended December 31, 2015, the fair value of the warrant liability of $1,616,758 was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 261.65%, (3) weighted average risk-free interest rate of 1.15%, (4) expected life of 3.52 years, and (5) estimated fair value of the Company’s common stock of $0.00109 per share.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

The following table represents the Company’s warrant derivative liability activity for the year December 31, 2015 and 2014:

Balance at December 31, 2013 (Restated)	$-
Initial measurement at issuance date of the notes	590,038
Change in derivative liability during the year ended December 31, 2014	(44,201)
Balance at December 31, 2014	$545,837
Change in derivative liability during the year ended December 31, 2015	1,170,922
Balance December 31, 2015	$1,616,758

14. Commitments and Contingencies

A. Marketing Agreements

On January 30, 2013, Seaniemac entered into a three year White Label Services Agreement with Boylesports (“initial term”) with the option to renew for further periods of 12 months after the initial term. This agreement expired on January 30, 2016. Boylesports will receive a portion of the gross gaming revenue (GGR) generated from the seanimac.com website. GGR is gross turnover, minus gross win, leaving gross gaming yield and subtracting from that amount tax and any payments to software providers. Seaniemac is entitled to 70% of GGR up to 50,000 Euros, 75% of GGR from 50,000 Euros to 250,000 Euros, 80% of GGR from 250,000 Euros to 1,000,000 Euros, and 85% of GGR in excess of 1,000,000 Euros. Minimum guaranteed payments to Boylesports during the first year of the agreement of 7,500 Euros during months four through nine, 10,000 Euros during months seven through twelve and 15,000 Euros in years two and three. There were no minimum guaranteed payments during the first three months of the contract. During the year ended December 31, 2015, accrued fees to Boylesports totaled $163,532, of which $111,692 was commission due pursuant to the terms of the White Label Services Agreement with Boylesports and $51,840 was primarily attributable to customer service and processing fees.

B. Consulting Agreements

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

D. Receivable-Related Parties

During the year ended December 31, 2015 and 2014, in order to timely take advantage of business opportunities provided for under Irish laws, the Company processed a number of transactions through bank accounts of a related party. Following the completion of the fiscal year ended December 31, 2014, the Company as established its own banking relationships and no longer processes transactions using bank accounts of a related party. As of December 31, 2015, the Company’s own banking account was not yet established.

As of December 31, 2015 and 2014, $4,615 and $1,825, respectively, was recorded as a payable and receivable from a related party, respectively.

Further, currently, no deposit insurance system has been set up to cover the above related party’s accounts. Therefore, the Company will bear a risk if any of these banks become insolvent.

E. Litigation

On August 14, 2014, the Company agreed to the entry of an Order Instituting Cease and Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934 (“Agreed Order”), with the SEC. The agreement with the SEC was subsequently modified on September 17, 2014 and is pending final approval from the SEC. Pursuant to the Agreed Order, the Company acknowledged that it was delinquent in its filing requirements in that it had failed to file its annual report on Form 10-K for the year ended December 31, 2013, its quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and an 8-K filing. Moreover, the Company has agreed to pay civil penalties in the total amount of $50,000 as a result of these delinquent filings. The Company is diligently working towards completing and filing its delinquent reports. The penalty of $50,000 was expensed during the third quarter of 2014. On September 23, 2014, the Company deposited $25,000 in an escrow account with its legal counsel. During 2014, $24,000 of these funds was used to partially pay the civil penalties of $50,000 that are due the Securities and Exchange Commission. During the year ended December 31, 2015, the Company paid $12,000 towards the penalty. The remaining balance due is $38,000.

In January 2016, a judgment in the amount of $72,540 was entered against us in the Supreme Court of the State of New York, County of Suffolk (Index No.: 612058/2015) in favor of Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. The judgment stems from auditing services they performed on our behalf in addition to prejudgment interest and costs.

On April 5, 2016 Iliad Research and Trading, L.P. (“Iliad”) made a demand on the Company to issue 64,660,484 shares of the Company’s common stock (the “Delivery Shares”) issuable upon exercise of warrants issued to Iliad on December 2, 2013 (the “Iliad Warrant”) and for damages due to Company’s failure to deliver the Delivery Shares to Iliad pursuant to the terms of the Warrant, late fees in the amount of $2,000.00 per trading day (the greater of $2,000.00 and 2% of the product of the number of Delivery Shares not delivered to Investor (64,660,484) multiplied by the closing sales price of the Common Stock on the last trading day the Company could have delivered the Delivery Shares to Iliad without breaching the terms of the Warrant (which closing sale price was $0.0011 according to Iliad’s demand) have been accruing since April 1, 2016 (the “Late Fees”). The Company has been notified by Apollo that Apollo Capital Corp. believes that it acquired the Warrants when it acquired the Note on December 18, 2015 as discussed in Note 12 despite Iliad’s demand for issuance of the Delivery Shares. The Company has elected to withhold issuance of the Delivery Shares until the dispute between Iliad and Apollo regarding ownership of the Warrants and the rights to the Delivery Shares has been resolved. The Company is, however, subject to possible late fees and damages as a result of its failure to issue the Delivery Shares to Iliad in the event Iliad is deemed the owner of the Warrant.

15. Capital Stock and Capital Stock Transactions

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

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

Issuance of Preferred Stock

There were no issuances, conversions or redemptions of Preferred Stock during the year ended December 31, 2015.

B. Common Stock.

We have 2,000,000,000 shares of common stock, par value $.001 per share, authorized. At December 31, 2015 and 2014 there were 673,842,729 and 74,721,445 shares issued and outstanding, respectively.

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

Notes to Consolidated Financial Statements

December 31, 2015

The Company issued 8,336,200 shares, 11,583,900 shares and 10,421,000 shares in regards to above settlements during the year ended December 31, 2014 to IBC in full settlement of the acquired liabilities.

During the year ended December 31, 2015, the Company converted debt and accrued interest totaling $445,497 into 599,121,284 shares of common stock and their related derivative liability amounted to $513,143 reclassified into additional paid in capital.

On February 11, 2015 the Company entered into a one-year Consulting and Representation Agreement with Corporate Ads, LLC in exchange for 15,000,000 shares of Company common stock plus $10,000. The shares were valued at $43,500 based upon the closing price of the stock February 11, 2015 of $0.029 per share. The total amount of $45,750 was expensed as consulting expense. The 15,000,000 shares were recorded as common stock issuable for the year ended December 31, 2015.

16. Warrants and Options

At December 31, 2015 and 2014, there are no outstanding stock option awards.

The following is a summary of warrant activity during the period from December 31, 2014 to December 31, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2013	2,132,426	$0.012	4.9
Granted	-
Exercised	-
Cancelled Forfeited	-
Balance, December 31, 2014	2,132,426	$0.012	3.9
Granted	-	$-
Exercised	-	$-
Cancelled Forfeited	-
Balance, December 31, 2015	2,132,426	$0.012	2.9

For the year ended December 31, 2015, the following warrants were outstanding:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.012	2,132,426	2,132,426	2.9	$-

For the year ended December 31, 2014, the following warrants were outstanding:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.012	2,132,426	2,132,426	3.92	$-

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Seaniemac Limited is governed by the Income Tax Law of the Republic of Ireland. Pursuant to the Ireland Income Tax Law, Seaniemac Limited is subject to tax at a maximum statutory rate of 12.5%.

The components of income (loss) before income tax consist of the following:

	Years Ended December 31,
	2015	2014
U.S. Operations	$(3,276,075)	$(1,989,795)
Ireland Operations (Seaniemac Limited)	(402,662)	(861,231)
Total	$(3,678,737)	$(2,851,026)

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2015	2014
Federal, State and Local	$(137,735)	$(236,882)
Ireland income tax	(47,706)	(104,803)
Valuation Allowance	185,441	341,685
Total	$-	$-

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision (presented to the nearest thousand):

	Years Ended December 31,
	2015	2014
Income tax provision at federal statutory rate	$(1,424,000)	$(1,103,000)
State income taxes, net of federal benefit	-	-
Permanent differences	1,138,000	542,000
U.S. tax rate in excess of foreign tax rate	87,000	185,000
U.S. valuation allowance	199,000	376,000
Tax provision	$-	$-

We have a net operating loss (“NOL”) carry forward for U.S. income tax purposes at December 31, 2015 expiring through the year 2035. Management estimates the NOL as of December 31, 2015 to be approximately $6,932,000. The utilization of our NOL’s will be significantly limited because of a change in ownership as defined under Section 382 of Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular year. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. We are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax asset as of December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
Total deferred tax asset - from NOL carry forwards	$2,683,000	$2,217,000
Valuation allowance	(2,683,000)	(2,217,000)
Deferred tax asset, net of allowance	$-	$-

During 2015, the valuation allowance was increased by approximately $466,000 from the prior year.

Tax returns for Seaniemac International, Ltd and its subsidiaries have not been prepared and filed for the year ended December 31, 2012 through 2015 and may be subject to penalties for delinquent and non-compliance.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

18. Subsequent Events

A. Conversions

As of the date of the filing of these financial statements with the SEC on Form 10-K, the holders of convertible debt issued by the Company in the approximate amount of $105,407 comprised of principal and accrued interest into approximately 236,193,934 shares of the Company’s common stock.

On January 10, 2016, the terms a GE Park demand note totaling $50,000 was modified. This note became convertible at 70% of the lowest traded price utilizing a 10 day look-back period. The note was partially $34,000 converted into 48,571,428 shares during the March 2016.

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

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

On March 29, 2016 the Company entered into a Leak-Out agreement with Apollo Capital Corp. The agreement will remain in effect until July 1, 2016. According to the agreement Apollo Capital Corp can trade no more than 18.5% of the daily number of cash volume of the common stock traded either of (i) the prior calendar week (Sunday – Saturday) or (ii) the prior seven calendar days, in each case as reported by OTC Markets Group, Inc. In addition, the daily limit is cumulative and applied in aggregate and not for each of the security and derivate security of the Company owned of record or beneficially by each Holder.

D. Iliad Warrants

On April 5, 2016 Iliad made a demand on the Company to issue 64,660,484 shares of the Company’s common stock (the “Delivery Shares”) issuable upon exercise of warrants issued to Iliad on December 2, 2013 (the “Iliad Warrant”) and for damages due to Company’s failure to deliver the Delivery Shares to Iliad pursuant to the terms of the Warrant, late fees in the amount of $2,000.00 per trading day (the greater of $2,000.00 and 2% of the product of the number of Delivery Shares not delivered to Investor (64,660,484) multiplied by the closing sales price of the Common Stock on the last trading day the Company could have delivered the Delivery Shares to Iliad without breaching the terms of the Warrant (which closing sale price was $0.0011 according to Iliad’s demand) have been accruing since April 1, 2016 (the “Late Fees”). The Company has been notified by Apollo that Apollo Capital Corp. believes that it acquired the Warrants when it acquired the Note on December 18, 2015 as discussed in Note 12 above despite Iliad’s demand for issuance of the Delivery Shares. The Company has elected to withhold issuance of the Delivery Shares until the dispute between Iliad and Apollo regarding ownership of the Warrants and the rights to the Delivery Shares has been resolved. The Company is, however, subject to possible late fees and damages as a result of its failure to issue the Delivery Shares to Iliad in the event Iliad is deemed the owner of the Warrant.

