Form 10-Q
period 2016-03-31
Seaniemac International, Ltd.
filed 2016-06-03
CIK 1206133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 3, 2016, there are 1,180,498,461 shares of common stock, $0.001 par value, outstanding.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” in our annual report on Form 10-K for the fiscal three months ended March 31, 2015 as filed with the Securities and Exchange Commission on December 31, 2015 and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(UNAUDITED)
ASSETS

Current Assets
Cash	$25,761	$959
Prepaid expenses and other current assets	43,016	1,000
Total Current Assets	68,777	1,959

Equipment and intangible assets, net	1,963,582	696

Deferred loan costs, net	-	-

Total Assets	$2,032,359	$2,655

LIABILITIES AND DEFICIT

Current Liabilities
Convertible promissory notes, net	$595,406	$566,624
Notes payable	1,959,562	30,000
Accounts payable and accrued expenses	2,211,954	1,701,474
Stock payable	71	-
Due to related parties	628,007	474,798
Due to non related parties	199,826	199,025
Loans payable -related parties	932,118	995,494
Accrued officer’s compensation	127,500	120,000
Debt derivative liabilities	1,500,053	2,310,067
Warrant derivative liabilities	1,453,263	1,616,758

Total Current Liabilities	9,607,760	8,014,240

Commitments and Contingencies

Deficit
Convertible Preferred stock, $0.001 par value: 10,000,000 shares authorized,
Series A:2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B:1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C:2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Series D:100,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 843,969,712 and 673,842,729 shares issued and outstanding, as of March 31, 2016 and December 31, 2015, respectively	843,969	673,842
Common stock issuable, $0.001 par value; 60,000,000 and 15,000,000 shares as of March 31, 2016 and December 31, 2015, respectively	60,000	15,000
Additional paid-in capital	585,779	476,198
Subscription receivable	(131)	(131)
Accumulated other comprehensive income	159,763	225,629
Accumulated deficit	(8,580,526)	(8,738,551)
Total Seaniemac International, Ltd. Stockholders’ Deficit	(6,925,673)	(7,342,540)
Non-controlling interest	(649,728)	(669,045)
Total Deficit	$(7,575,401)	$(8,011,585)

Total Liabilities and Deficit	$2,032,359	$2,655

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Gross gaming revenue	$(72,492)	$107,119

Promotional allowances	158,620	74,223

Net gaming loss	(231,112)	32,896

Operating Expenses
Selling, general and administrative expenses	409,480	309,451
Total Operating Expenses	409,480	309,451

Operating Loss	(640,592)	(276,555)

Other Income / (Expense)
Change in fair value of embedded derivative liability	1,192,523	352,167
Loss on debt modification	(134,614)	(371,824)
Interest expense (including amortization of loan costs)	(239,975)	(214,590)
Realized foreign exchange loss	-	3,437
Total Other Income / (Expense)	817,934	(230,810)

Net Income (Loss)	$177,342	$(507,365)

Income /(Loss) Attributable to Non-controlling Interest	$(19,317)	$26,794

Net Income (Loss) Attributable to Common Shareholders	$158,025	$(480,571)

Net Income /(Loss) Per Share - Basic	$0.00	$(0.00)
Net Income /(Loss) Per Share - Diluted	$0.00	$(0.00)

Weighted average number of shares outstanding during the period ended Basic	702,074,021	292,583,821

Weighted average number of shares outstanding during the period ended Diluted	4,678,206,145	292,583,821

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Consolidated net Income (loss)	$177,342	$(507,365)
Other comprehensive loss, net of tax:
Foreign currency translation income	(65,866)	146,864
Comprehensive Income (loss)	111,476	(360,501)
Comprehensive Income/(loss) attributable to non-controlling interest	(19,317)	(26,794)
Comprehensive Income (loss) attributable to common shareholders	$130,793	$(333,707)

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net Income/(Loss), including of non-controlling interest	$177,342	$(507,365)
Adjustments to reconcile net income/(loss) to net cash used in operations
Depreciation and amortization	47,114	308
Share based payment	54,000	43,500
Non-cash interest	158,065	-
Change in fair value of debt derivative liability	(1,029,028)	(342,470)
Change in fair value of warrant derivative liability	(163,495)	(9,697)
Amortization of debt discount and OID attributable to convertible debt	10,632	170,649
Amortization of deferred loan costs	-	6,588
Imputed interest	37,043	7,215
Loss on debt modification	134,614	371,824
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(52,016)	57,435
Due to related parties	153,209	-
Due to non-related parties	801	-
Accounts payable and accrued expenses	493,431	12,356
Accrued officer’s compensation	7,500	7,500
Total adjustments	(148,130)	325,208
Net Cash Provided by (Used In) Operating Activities	29,212	(182,157)

Cash Flows From Investing Activities:
Initial payment made for acquisition	(80,000)	-
Net Cash Used In Investing Activities	(80,000)	-

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes	89,150	-
Less: OID	(9,650)	-
Proceeds from loans - related parties	61,956	35,264
Net Cash Provided by Financing Activities	141,456	35,264

Effect of foreign exchange fluctuations on cash	(65,866)	146,864

Net Decrease in Cash	24,802	(29)

Cash at Beginning of Period	959	446

Cash at End of Period	$25,761	$417

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt, including related party and accrued interest	$70,850	$431,727
Derivative liability reclass to equity - on conversion of note	$162,815	$486,113
Accounts payable reclassed into convertible loan	$-	$35,814
Short term demand notes payable reclassed into convertible loan	$-	$36,530
Loans payable, reclassed into convertible loan - related party	$-	$81,200
Loans payable, reclassed into convertible loan	$85,000	$-
Accrued interest reclassed into convertible loan	$4,000	$-
Debt discount and initial derivative liability at the issuance date of the notes	$89,150	$-
Common stock issued in settlement of payables	$-	$268,283
Reclass from loan payable -related parties to convertible loan payable - related parties	$-	$95,000
Debt derivative liability at inception	$-	$1,145,010
Warrant derivative liability at inception	$-	$590,038
Apollo Acquisition transaction	$2,000,000	$-

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

**

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

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on April 14. 2016.

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

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values is as follows:

Assets
Fixed Assets	$1,779
Intangible assets- Domain	1,300
Employee contracts	52,200
Intangible assets-Customer relationships	845,172
Goodwill	1,099,549
Liabilities
Accounts Payable	-
Accrued Expenses	-
$2,000,000

The Customer relationships and the employee contracts provisions will be amortized over their estimated useful lives of 3 years. During the period ended March 31, 2016, the Company charged to operations amortization expense of $47,114.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

The purchase price allocated to the acquisition of the Apollo Transaction is made up as follows:

Amount
Cash payment made on agreement execution	$80,000
Cash payment to be made on Apollo Audit completion	20,000
Cash payment to be made on Closing date	1,900,000
Total	$2,000,000

Unaudited supplemental pro forma financial information

The following unaudited supplemental pro forma financial information represents the consolidated results of operations of the Group as if the Acquisition had occurred as of the beginning of January 1, 2016. The unaudited supplemental pro forma financial information is not necessarily indicative of what the Group’s consolidated results of operations actually would have been had it completed the Acquisition at the beginning of the period. In addition, the unaudited supplemental pro forma financial information does not attempt to project the Group’s future results of operations after the Acquisition.

SEANIEMAC INTERNATIONAL, L&TD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Gross gaming revenue	$(72,492)	$3,037,667

Promotional allowances	158,620	3,086,767

Net gaming loss	(231,112)	(49,100)

Operating Expenses
Selling, general and administrative expenses	409,480	354,736
Total Operating Expenses	409,480	354,736

Operating Loss	(640,592)	(403,836)

Other Income / (Expense)
Change in fair value of embedded derivative liability	1,192,523	352,167
Loss on debt modification	(134,614)	(371,824)
Interest expense (including amortization of loan costs)	(239,975)	(214,590)
Realized foreign exchange loss	-	3,437
Total Other Income / (Expense)	817,934	(230,810)

Net Income (Loss)	$177,342	$(634,646)

Income /(Loss) Attributable to Non-controlling Interest	$(19,317)	$26,794

Net Income (Loss) Attributable to Common Shareholders	$158,025	$(607,852)

Net Income /(Loss) Per Share - Basic	$0.00	$(0.00)
Net Income /(Loss) Per Share - Diluted	$0.00	$(0.00)

Weighted average number of shares outstanding during the period ended Basic	702,074,021	292,583,821

Weighted average number of shares outstanding during the period ended Diluted	2,981,373,372	292,583,821

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

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

3. Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception. At March 31, 2016, the Company had working capital deficiencies and accumulated deficit of $9,538,983 and $8,580,526, respectively.

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

Management intends to finance operating costs over the next 12 months with existing cash on hand, loans from stockholders and directors, and a possible private placement of our securities. No stockholder, director, or possible private placement participant has agreed to loan us any funds nor agreed to purchase any of our securities. The Company is currently in negotiations with a potential investor to purchase shares of our common stock. Although we can give no assurance that the transaction will close, the parties are working toward finalizing an agreement in the fiscal year ending December 31, 2016. If the transaction is consummated, we expect to use the proceeds from the sale of common stock to the investor to partially fund our operating costs. The Company continues to explore various financing alternatives, including debt and equity financings and strategic partnerships, as well as trying to generate additional revenue. However, at this time, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

4. Summary of Significant Accounting Policies

A. Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries including Call Compliance, Inc., Telephone Blocking Services Corporation, Call Compliance.com, Inc., Jasmine Communications, Inc., Call Center Tools, Inc., Execuserve Corp. which are inactive, its 70% owned subsidiary, Seaniemac and Seaniemac Holdings Ltd. All inter-company balances and transactions have been eliminated in consolidation.

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

The assets and liabilities of Seaniemac Holding, Ltd, whose functional currency is the Sterling, are translated into US dollars at period-end exchange rates prior to consolidation. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the Company’s financial statements are reflected as a component of other comprehensive (loss) income. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and settlement date

C. Equipment Depreciation and Amortization

Equipment is stated at cost less accumulated depreciation. These assets are depreciated on a straight lines basis over their estimated useful lives, generally five years.

D. Identifiable Intangible Assets

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as “Step 0”. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on $2,008,173 of intangible assets.

	Useful Life	March 31, 2016	December 31, 2015

Employment Contracts	3 Years	$52,200	$-
Goodwill	Indefinite	1,099,549	-
Customer Lists	3 Years	845,172	-
Other	3 Years	3,079	-
Accumulated amortization		(47,103)	-
Net carrying value		$1,952,897	$-

As of March 31, 2016, $2,000,000 of costs related to the acquisition of Apollo Betting and Gaming, LTD. have been capitalized. It has been determined that the goodwill has an indefinite useful life and are not subject to amortization. However, the goodwill will be reviewed for impairment annually or more frequently if impairment indicators arise. For the three months March 31, 2016 no impairment loss has been recorded.

E. Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenues of $(72,492) and $107,119 for the three months ended March 31, 2016 and 2015; respectively. Promotional allowances of $158,620 and $74,223 for the three months ended March 31, 2016 and 2015; respectively.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

The Company recognized Gross gaming revenue is the gross gaming yield which is the difference between gaming wins and losses and includes promotional betting (“Free Bets”). Free Bets are included in promotional allowances and are deducted from gross gaming revenue to arrive at the net gaming revenue. All other costs are included in selling, general and administrative expenses.

Significant Customers

During the three months ended March 31, 2016, the Company had one customer which accounted for more than 10% of the Company’s revenues (12%).

During the three months ended March 31, 2015 the Company had one customer which accounted for more than 10% of the Company’s revenues (10.4%).

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

H. Derivative Financial Instruments

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

Debt Derivative Liability:

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Debt derivative liability – March 31, 2016	$1,500,053	$—	$—	$1,500,053
Debt derivative liability – December 31, 2015	$2,310,067	$—	$—	$2,310,067

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

The following table represents the Company’s derivative liability activity for the three months ended March 31, 2016:

Balance December 31, 2015	$2,310,067
Initial measurement at issuance date of the notes	247,215
Loss on debt modification	134,614
Reclassification of derivative liability associated with convertible debt	(162,815)
Change in derivative liability during the three months ended March 31, 2016	(1,029,028)
Balance March 31, 2016	$1,500,053

Warrant derivative liability:

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Warrant derivative liability – March 31, 2016	$1,453,263	$—	$—	$1,453,263
Warrant derivative liability – December 31, 2015	$1,616,758	$—	$—	$1,616,758

The following table represents the Company’s warrant derivative liability activity for the three months ended March 31, 2016

Balance December 31, 2015	$1,616,758
Change in derivative liability during the three months ended March 31, 2016	(163,495)
Balance March 31, 2016	$1,453,263

I. Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. The Company currently has no cash equivalents which would consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased.

J. Allowance for Doubtful Accounts

The Company reserves for receivables that may not be collected. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. During the three months ended March 31, 2016 and 2015, the Company did not record any accounts receivable and no associated allowance was recorded.

K. Use of Estimates in Preparation of Financial Statements

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

L. Earnings (loss) per common share

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

The computation of basic and diluted loss per share for the three months ended March 31, 2016 and 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2016	March 31, 2015

Stock Warrants (Exercise price - $0.000175-0.0042/share)	1,696,832,773	489,510,545
Convertible Debt (Exercise price - $0.000175 - $0.011958/share)	1,642,067,451	1,090,438,356
Preferred Series – A (Exercise price – 1 Preferred shares is convertible into 100 Common Stock	229,375,000	229,375,000
Preferred Series – B A (Exercise price – 1 Preferred shares is convertible into 100 Common Stock	125,000,000	125,000,000
Preferred Series – C A (Exercise price – 1 Preferred shares is convertible into 100 Common Stock	182,856,900	182,856,900
Preferred Series – D A (Exercise price – 1 Preferred shares is convertible into 1000 Common Stock	100,000,000	100,000,000
Total	3,976,132,124	2,217,180,801

The Company’s obligations to issue shares upon conversion of its outstanding convertible notes, the exercise of stock options and warrants and conversion of its preferred stock (the “Convertible Instruments”) at current market prices for its common stock exceeds the 2,678,206,145 authorized but unissued shares of Common Stock as of the date of this report (the “Potentially Issuable Shares”). While it is uncertain whether the Company would receive requests to issue all of the Potentially Issuable Shares and the number of such shares fluctuates based on the market price of the Company’s common stock, the Company may increase the number of its authorized shares of common stock or effectuate a recapitalization, or a combination of both, in order to make available additional shares of its Common Stock for the Potentially Issuable Shares. Such action would require shareholder approval. Until such time as the Company has a sufficient number of shares of its Common Stock for available for issuance to cover the Potentially Issuable Shares, the Company could be subject to penalties and damages to the holders of the Convertible Instruments in the event it does not deliver the Potentially Issuable Shares upon request by a holder of the Convertible Instruments. Furthermore, the lack of available shares of common stock may be deemed a default under one or more of the Convertible Instruments.

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

As of March 31, 2016, the Company has already recorded a charge for the derivative liability resulting from the debt and warrants of $2,953,316. Accordingly, the insufficient of authorized capital had no additional impact on the Company’s financial statements.

M. Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016 and December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Convertible notes (net of discount) –March 31, 2016	$595,406	$-	$-	$595,406
Convertible notes (net of discount) – December 31, 2015	$566,624	$-	$-	$566,624
Intangible Assets – March 31, 2016	$1,961,069	$-	1,961,069	-

The following table provides a summary of the changes in fair value of the Company’s Convertible Promissory Notes, which are both Level 3 liabilities as of March 31, 2016:

Balance at December 31, 2015	$566,624
Issuance of notes	90,000
Unamortized debt discount	(86,000)
Principal adjustment – per note assignment	-
Accounts payable and short term demand notes payable reclassified into convertible notes	85,000
Convertible loan payable- related party reclassified into convertible notes	-
Amortized debt discount	10,632
Conversion of notes	(70,850)
Balance at March 31, 2016	$595,406

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the three months ended March 31, 2016 and year ended December 31, 2015.

N. Deferred Financing Costs

Costs incurred with obtaining and executing debt arrangements are capitalized and amortized over the term of the related debt.

O. Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

P. Income Taxes

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

The Company has adopted the provisions of FASB ASC 740. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2016 and December 31, 2015, the Company had no material uncertain recognized tax positions.

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

Q. Recently Issued Accounting Pronouncements

ASU.2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our consolidated financial statements.

ASU.2016-08

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its consolidated financial statements.

ASU.2016-09

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

ASU.2016-10

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

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

March 31, 2016

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

March 31, 2016

(Unaudited)

The Company has evaluated recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC and we have not identified any that would have a material impact on the Company’s financial position, or statements.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Prepaid consulting services	$42,016	$-
Deposits	1,000	1,000
Total	$43,016	$1,000

On January 10, 2016, the Company entered into a one-year Consulting and Representation Agreement with 626 Vanderbilt, LLC in exchange for 60,000,000 shares of the Company common stock. The shares were valued at $54,000 based upon the closing price of the Company’s stock on January 10, 2016 of $0.0009 per share. The total amount of $42,016 was included in prepaid consulting services and is being amortized over the one-year term. Amortization of $11,984 and $0 was recorded for the three months ended March 31, 2016 and 2015.

6. Equipment, Net

Equipment consists of the following:

	Estimated Useful Life	March 31, 2016	December 31, 2015
		(Unaudited)
Computer equipment	5 years	$3,922	$2,588
Intangible assets		2,008,173	-
Accumulated depreciation		(48,513)	(1,893)
Equipment, net		$1,963,582	$696

Depreciation and amortization expense was $46,958 and $308 for three months ended March 31, 2016 and 2015, respectively.

7. Deferred Loan Costs, Net

Deferred loan costs, net consists of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Deferred loan costs	$-	$14,282
Accumulated amortization	-	(14,282)
Deferred loan costs, net	$-	$-

The Company incurred deferred loan costs of $21,000 in connection with a Secured Convertible Promissory Note issued to Iliad Research and Trading, L.P. (“Iliad”) on December 2, 2013. These deferred loan costs are being amortized over the twenty-three month term of the note. The Company recorded amortization on deferred loan costs of $0 and $2,739 for the three months ended March 31, 2016 and 2015; respectively.

The Company incurred deferred loan costs of $5,800 in connection with the issuance of a 10% convertible note issued to LG Capital Funding, LLC (“LG Capital”) on April 1, 2014. These deferred loan costs are being amortized over the 1 year term of the note. The Company recorded amortization on deferred loan costs of $0 and $1,450 for the three months ended March 31, 2016 and 2015; respectively.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

Additional deferred loan costs of $5,000 were incurred in connection with the issuance of a 12% convertible note issued to WHC Capital, LLC (“WHC Capital”) on April 4, 2014. These deferred loan costs are being amortized over the 1 year term of the note. The Company recorded amortization on deferred loan costs of $0 and $1,308 for the three months ended March 31, 2016 and 2015; respectively.

On July 14, 2014, the Company incurred deferred loan costs of $1,750 in connection with the issuance of an 8% convertible note to LG Capital. These deferred loan costs are being amortized over the 1 year term of the note. The Company recorded amortization on deferred loan costs of $0 and $146 for the three months ended March 31, 2016 and 2015; respectively.

On August 15, 2014, the Company incurred additional deferred loans costs of $3,675 in connection with the issuance of a 10% convertible note to Summit Trading Ltd. (“Summit”). These deferred loan costs are being amortized over the 1 year term of the note. The Company recorded amortization on deferred loan costs of $0 and $945 for the three months ended March 31, 2016 and 2015; respectively.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Accounts payable	$1,375,864	$1,325,813
Accrued expenses and other current liabilities	836,090	375,661
Total	$2,211,954	$1,701,474

Consulting fees expenses incurred for non-controlling shareholders were $39,390 and $49,050 for the three months ended March 31, 2016 and 2015, respectively.

Accrued expenses include related party accrued interest of $15,187 and $65,448 as of March 31, 2016 and December 31, 2015, respectively.

9. Accrued Officer’s Compensation

The Company accrued compensation for Brookstein in the amount of $7,500 during the three months ended March 31, 2016 and 2015, the unpaid balance was $127,500 and $120,000 as March 31, 2016 and December 31, 2015, respectively.

10. Notes Payable

Notes payable consist of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Notes payable - John Koehler	$30,000	$30,000
Apollo Betting	1,929,562	-
Total	$1,959,562	$30,000

On October 1, 2003, Execuserve Corp. (“Execuserve”), issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor. Upon completion of the merger of Execuserve and the Company pursuant to an agreement and plan of merger dated as of February 5, 2010, the balance of the amount Execuserve owed Koehler was $37,000. Although the Company agreed to pay the balance in monthly installments of $1,000, the Company is in default as it has not made a payment since September 2010. The balance due to Koehler at both March 31, 2016 and December 31, 2015 totaled $30,000.

On May 29, 2014, the Company issued a demand note to Summit Trading Ltd. (“Summit”) in the amount of $8,500. A second note in the amount of $18,030 was issued to Summit on September 15, 2014, and a third note in the amount of $10,000 was issued to Summit on November 6, 2014. These notes bear interest of 4% per annum on any unpaid principal and are payable on demand. Interest expense was $6,630 and $524 for the three months ended March 31, 2016 and 2015, respectively.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

On February 27, 2015, the terms of the Summit demand notes were modified. The $36,530 became convertible notes that are convertible at 60% of the lowest trading price utilizing a three-day look-back period (see Note 12).

On February 10, 2016, the Company, through its wholly owned subsidiary Seaniemac Holdings Ltd. (“Holdings”), entered into an agreement (the “Agreement”) with Apollo Betting and Gaming Ltd (“Apollo”), pursuant to which Holdings purchased Apollo’s online gambling and betting business carried on by Apollo in the United Kingdom, via a purchase of Apollo’s assets related to that business.

In exchange for the assets, the Company agreed to pay Apollo a total of $2,000,000, as follows: (i) $80,000 was paid at the closing; (ii) $10,000 to be paid to Apollo within 2 business days of the date on which Apollo delivers to Holdings audited accounts of Apollo for the year ended March 31, 2014; (iii) $10,000 to be paid to Apollo within 2 business days of the date on which Apollo delivers to Holdings audited accounts of Apollo for the year ended 31 March 2015; and (iv) $1,900,000 to be paid to Apollo upon the migration of the acquired business onto a new operating platform which is capable of delivering the online betting services provided by Apollo in substantially the same way as provided by Apollo as of the closing, and the successful use of the new platform in connection with a bet placed by any person who is included on Apollo’s database of customers as of the closing, with the amounts payable being paid from the combined net profits of Holdings and SeanieMac Ltd., which is also a wholly owned subsidiary of the Company. As of March 31, 2016 $1,929,562 is owed to Apollo. The Company also recorded an in kind contribution of interest in the amount of $13,083.

11. Loans Payable – Related Parties and Non Related Parties

Loans payable to related parties consist of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Loan payable - GE Park, LLC (A)	$-	$85,000
Loans payable – Other related parties	5,316	4,615
Loans payable - Brookstein (B)	15,702	15,702
Loans payable - RDRD II Holding, LLC (C)	911,100	890,177
Total	$932,118	$995,494

Due to related parties consist of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Due to related party - GE Park, LLC (D)	$573,577	$426,737
Due to related party – Brookstein B. (D)	28,188	28,188
Due to related party – Kessler (D)	26,242	19,873
Total	$628,007	$474,798

Due to non-related parties consist of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Summit Trading LTD (D)	$199,826	$199,025
Total	$199,826	$199,025

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

Convertible loans payable to related parties consist of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Convertible loan payable - GE Park, LLC (A)	$20,000	$-
Total	$20,000	$-

The Company has specified the following person and entities as related parties with ending balances as of March 31, 2016 and December 31, 2015:

RDRD, a shareholder of the Company, Barry Brookstein, our Chief Executive Officer and Chief Financial Officer and GE Park, LLC an affiliate of the non-controlling interest holder in Seaniemac minority shareholder .

A. Loan Payable – GE Park, LLC

During the year ended December 31, 2014, GE Park, LLC loaned the Company $166,200 to be used for working capital purposes. These notes bear interest at 4% per annum and are due on demand.

On February 12, 2015, the terms a GE Park demand note totaling $47,600 was modified. This note became convertible at 50% of the lowest traded price utilizing a 10-day look-back period (see Note 12). The determined fair value of the debt derivatives of $94,917 was charged as a loss on debt modification for the year ended December 31, 2015. The note was fully converted into 79,193,262 shares during the year ended December 31, 2015 (See Note 12).

On February 20, 2015, the terms of two GE Park demand notes totaling $33,600 were modified. These notes became convertible at 50% of the lowest traded price utilizing a 10-day look-back period (see Note-13). The determined fair value of the debt derivatives of $75,378 was charged as a loss on debt modification for the year ended December 31, 2015. The note amounted to $21,600 was converted into 33,895,385 shares during the year ended December 31, 2015 (See Note 12).

On January 10, 2016, the terms a GE Park demand note totaling $50,000 and $4,000 of accrued interest was modified. This note became convertible at 70% of the lowest traded price utilizing a 10-day look-back period. The determined fair value of the debt derivatives of $53,398 was charged as a loss on debt modification for the three months ended March 31, 2016.The note was partially $34,000 converted into 48,571,428 shares during the March 2016. The remaining balance for the three months ended March 31, 2016 is $20,000.

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

In addition, the Company issued GE Park a convertible note in the amount of $79,750 on November 25, 2014. The cash purchase price of $72,500 (which amount is net of the pro-rata portion of original issue discount of $7,250) was received by the Company on the issuance date. The Note bears interest at the rate of 4% per annum. All interest and principal must be repaid on May 25, 2015. The note is convertible into common stock, at a 50% discount to the lowest trading prices of the common stock during the 20 trading day period prior to conversion. On March 3, 2015, the GE Park conversion terms of the GE Park convertible note dated November 25, 2014 for $79,750 were modified to 50% of the lowest traded price utilizing a 10-day look-back. A loss a $38,052 resulted from this modification. The note was transferred to Apollo Capital Corp on March 3, 2015.

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

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2016 and 2015 was $10,632 and $63,888, respectively, and was accounted for as interest expense.

Interest expense for the three months ended March 31, 2016 and 2015 totaled $1,636 and $1,653, respectively. Accrued interest at March 31, 2016 and December 31, 2015 totaled $15,187 and $13,551, respectively.

B. Loans Payable – Brookstein

At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At March 31, 2016 and December 31, 2015, loans payable to Brookstein totaled $15,702 for both.

C. Loans Payable – RDRD II Holding, LLC

RDRD II Holding, LLC, a Delaware limited liability company and substantial shareholder of the Company (“RDRD”) loaned monies to the Company and its subsidiary, Seaniemac, for working capital purposes. The loans to the Company aggregating $370,067 do not bear interest and are due on demand. The loans to Seaniemac aggregating $541,537 bear interest at 4% per annum. At March 31, 2016 and December 31, 2015, loans payable were $911,605 and $890,177, respectively, and accrued interest totaled $59,394 and $51,897, respectively.

The Company imputed interest of $8,063 and $7,215 on amount loaned to the Company by RDRD during the three months ended March 31, 2016 and 2015, respectively, at an assumed rate of 8% per annum.

D. Due related and non-related parties.

During the three months ended the payments were made on the Company’s behalf from related and non-related parties. The amounts were reclassified from accounts payable to loans due to related and non-related parties. For the three months ended March 31, 2016 and 2015 amounts reclassified from accounts payable to loans payable related parties totaled $153,468 and $247,882. For the three months ended March 31, 2016 and 2015 the Company imputed interest of $15,897 and $0 on payments made on Company’s behalf, at an assumed rate of 8% per annum.

Interest expense to related parties totaled $15,037 and $12,344 for three months ended March 31, 2016 and 2015 respectively.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

12. Convertible Promissory Notes, Net

Convertible promissory notes consist of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Iliad Note (1):
Secured convertible promissory note - Iliad	$380,000	$380,000
Total	380,000	380,000
Less:
OID of $20,000, net of amortization of $20,000 and $20,000 as of March 31, 2016 December 31, 2015, respectively	-	-

Conversions into 99,520,802 shares of common stock	(100,062)	(100,062)

Principal adjustment per note assignment	40,119	40,119

Assignment to Apollo Capital Corporation	(320,057)	(320,057)

Loan discount of $202,500, net of amortization of $202,500 and $202,500 as of March 31, 2016 and December 31, 2015, respectively	-
Secured convertible promissory note - Iliad	$(0)	$-

Redwood Note (2):
Secured convertible promissory note - Redwood	$75,000	$75,000
Total	75,000	75,000
Less:
Conversion into 44,988,900 shares of common stock	(43,738)	(43,738)
Assignment to Apollo Capital Corporation	(31,262)	(31,262)
	-	-
Total	-	-
Loan discount of $75,000, net of amortization of $75,000 and $75,000 as of March 31, 2016 and December 31, 2015, respectively	-	-
Secured convertible promissory note - Redwood (note in default)	$-	$-

LG Capital Funding. LLC (3):
10% convertible redeemable note - LG Capital	$40,000	$40,000
Total	40,000	40,000
Loan discount of $40,000, net of amortization of $40,000 and $40,000 as of March 31, 2016 and December 31, 2015, respectively	-	-
10% convertible redeemable note - LG Capital	$40,000	$40,000

8% convertible redeemable note - LG Capital	$36,750	$36,750
Total	36,750	36,750
Loan discount of $36,750, net of amortization of $36,750 and $36,750 as of March 31, 2016 and December 31, 2015, respectively	-	-
Conversion into 51,082,166 shares of stock	(36,750)	(36,750)
8% convertible redeemable note - LG Capital	$-	$-

WHC Capital. LLC (4):
10% convertible redeemable note - WHC Capital	$32,000	$32,000
	-	-
Total	32,000	32,000
Loan discount of $32,000, net of amortization of $32,000 and $32,000 as of March 31, 2016 and December 31, 2015, respectively	-	-
Conversion into 37,034,976 shares of stock	(32,000)	(32,000)
10% convertible redeemable note - WHC Capital	$-	$-

Summit Trading Ltd. (5):
10% convertible redeemable note - Summit	$62,589	$62,589
Total	62,589	62,589
Loan discount of $56,804, net of amortization of $56,804 and $56,804 as of March 31, 2016 and December 31, 2015, respectively	-	-
Conversion of demand note into a convertible note	36,530	36,530
Conversion of accounts payable into a convertible note	35,814	35,814
Transfer to Apollo Capital Corp	(62,589)	(62,589)
Conversion into 45,260,256 shares of common stock as of December 31, 2015	(8,500)	(8,500)
10% convertible redeemable note - Summit	$63,844	$63,844

Apollo Capital Corporation (6):
Notes purchased from GE Park, LLC	291,190	256,190
Notes purchased from Summit	62,589	62,589
Notes purchased from Redwood	31,262	31,262
Notes purchased from Iliad	320,057	320,057
12% convertible redeemable note - Apollo	35,500	-
12% convertible redeemable note - Apollo	45,650	-
12% convertible redeemable note - Apollo	17,350	8,500
Loan discount of $98,500 net of amortization of $10,632 and $1,915 as of March 31, 2016 and December 31, 2015, respectively	(85,953)	(6,585)
Conversion into 106,555,555 and 321,234,184 shares of common stock, respectively, as of March 31, 2016 and December 31, 2015	(246,083)	(209,233)
10% convertible redeemable note - Apollo Capital Corp	$471,562	$462,780

GE Park, LLC (7):
Conversion of demand note into a convertible note	54,000	-
Conversion into 48,571,428 and 0 shares of common stock, respectively, as of March 31, 2016 and December 31, 2015	(34,000)	-
4% convertible redeemable note - GE Park, LLC	$20,000	$-

Convertible promissory notes, net	$595,406	$566,624

1. Iliad Note – Assigned to Apollo Management Group, Inc.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

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

As of March 31, 2016, the outstanding loan balance on this including forbearance liability was $320,057 and assigned to Apollo Management Group, LLC.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

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

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2016 and 2015 was $0 and $54,907, respectively, and was accounted for as interest expense.

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2016 and 2015 was $-0- and $-0-, respectively, which was accounted for as interest expense.

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

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2016 and 2015, was $0 and $0, respectively, accounted for as interest expense.

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

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

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

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2016 and 2015 was $0 and $9,529, accounted for as interest expense.

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

The charge of the amortization of debt discounts and costs for three month ended March 31, 2016 and 2015 was $0 and $14,006, respectively, accounted for as interest expense.

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

On February 27, 2015, the terms of the Summit demand notes were modified and assigned to Apollo Capital Corp. All outstanding notes totaling $62,589 became convertible notes that are convertible at 60% of the lowest trading price utilizing a three-day look-back period. A loss of $57,860 resulted from the debt modification.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

For the year ended December 31, 2015, the Company converted $8,500 of principal into 45,260,256 shares of common stock, the related derivative liability of notes conversion $27,030 reclassified into additional paid in capital and the remaining balance is $63,844 as of December 31, 2015.

For the three months ended March 31, 2016 and December 31, 2015 the remaining balance due to Summit Trading, Ltd is $63,844.

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

On February 12, 2015, the terms a GE Park demand note totaling $47,600 was modified. This note became convertible at 50% of the lowest traded price utilizing a 10-day look-back period. The determined fair value of the debt derivatives of $94,917 was charged as a loss on debt modification for the year ended December 31, 2015. The note was fully converted into 79,193,262 shares during the year ended December 31, 2015. The remaining balance as of December 31, 2015 is $0 and the determined fair value of the debt derivatives of $94,917 was reclassified into equity during the period ended December 31, 2015.

On February 20, 2015, the terms of two GE Park demand notes totaling $33,600 were modified. These notes became convertible at 50% of the lowest traded price utilizing a 10-day look-back period (see Note 12). The determined fair value of the debt derivatives of $75,378 was charged as a loss on debt modification for the year ended December 31, 2015. The note amounted to $21,600 was converted into 33,895,385 shares during the year ended December 31, 2015 (See Note 12). The remaining balance as of December 31, 2015 is $12,000.

In addition, the terms of Summit’s convertible note in the amount of $59,835 and accrued interest of $2,992 were modified; the note is now convertible 45% of the lowest stock price 20 days prior to conversion. This note was assigned to Apollo Capital Corp. (“Apollo”) on March 19, 2015. A loss of $57,860 resulted from the debt modification.

On March 3, 2015, the GE Park conversion terms of the GE Park convertible note dated November 25, 2014 for $79,750 were modified to 50% of the lowest traded price utilizing a 10-day look-back. A loss a $38,052 resulted from this modification. The note was transferred to Apollo Capital Corp on March 3, 2015.

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

On November 20, 2015, the Company issued to Apollo Capital Group, LLC (“Apollo Capital”) a Convertible Promissory Note (the “Note”) in the original principal amount of $16,500 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded. As of March 31, 2016 the Company received $16,500 of the convertible note. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Apollo Capital’s option, at any time beginning 180 days after the date of issuance at a 60% discount of by the lowest trading price for the Company’s common stock during the 30 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is May 20, 2016 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

At the inception of the Apollo Capital note, the Company determined the aggregate fair value of $18,758 of embedded derivatives. Subsequent to the December 31, 2015, the Company recorded an additional fair value of $13,369 for the additional funding received subsequent to the year end. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 205.06%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.00024 per share. The determined fair value of the debt derivatives of $8,500 was charged as a debt discount up to the net proceeds of the note with the remainder of $10,258 charged to current period operations as non-cash interest expense. The charge of the amortization of debt discounts and costs for the three months ending March 31, 2016 and 2015 was $8,426 and $0, accounted for as interest expense

On January 10, 2016, the terms a GE Park demand note totaling $35,000 was modified and assigned to Apollo Capital. This note became convertible at 35% of the lowest traded price utilizing a 30-day look-back period. The determined fair value of the debt derivatives of $81,216 was charged as a loss on debt modification for three months ended March 31, 2016.

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

The principal balance of the Note may be prepaid at any time after 10 days’ prior written notice by the Company to Apollo Capital by paying Apollo Capital an amount equal to the Prepayment Percentage (as hereinafter defined) multiplied by the sum of the principal amount due, accrued interest and any other amounts due under the Note. The Prepayment Percentage is (i) 150% during the period beginning on the date the Note is issued and ending 90 days thereafter or (ii) 200% during the period beginning 91 days after the Note is issued and ending 180 days thereafter. After the expiration of the 180 days after the date the Note issued, the Company has no right of prepayment.

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

So long as the Company shall have any obligation under the Note, the Company shall not, without Apollo Capital’s written consent, lend money, give credit or make advances to any person, firm, joint venture or corporation, including, without limitation, officers, directors, employees, subsidiaries, and affiliates of the Company, except loans, credits or advances (a) in existence or committed on the date hereof and which the Company has informed Apollo Capital in writing prior to the date hereof, (b) made in the ordinary course of business, or (c) not in excess of $100,000.

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

At the inception of the Apollo Capital note, the Company determined the aggregate fair value of $126,760 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 177.05%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.00032 per share. The determined fair value of the debt derivatives of $30,000 was charged as a debt discount up to the net proceeds of the note with the remainder of $96,791 charged to current period operations as non-cash interest expense. The charge of the amortization of debt discounts and costs for the three months ended March 31, 2016 and 2015 was $3,606 and $0, accounted for as interest expense

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

On March 17 2016, the Company issued to Apollo Capital Group, LLC (“Apollo Capital”) a Convertible Promissory Note (the “Note”) in the original principal amount of $50,000 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded. As of March 31, 2016 the Company received $45,650 of the convertible note. The Company sold the Note to Apollo Capital for $30,000 with $5,000 retained by Apollo Capital as an original issuance discount for due diligence and legal expenses related to the transaction. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Apollo Capital’s option, at any time beginning 180 days after the date of issuance at a 60% discount of by the lowest trading price for the Company’s common stock during the 30 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is September 17, 2016 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

At the inception of the Apollo Capital note, the Company determined the aggregate fair value of $107,085 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 176.67%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.00032 per share. The determined fair value of the debt derivatives of $45,650 was charged as a debt discount up to the net proceeds of the note with the remainder of $136,415 charged to current period operations as non-cash interest expense. The charge of the amortization of debt discounts and costs for the three months ended March 31, 2016 and 2015 was $867 and $0, accounted for as interest expense

On March 29, 2016 the Company entered into a Leak-Out agreement with Apollo Capital Corp. The agreement will remain in effect until July 1, 2016. According to the agreement Apollo Capital Corp can trade no more than 18.5% of the daily number of cash volume of the common stock traded either of (i) the prior calendar week (Sunday – Saturday) or (ii) the prior seven calendar days, in each case as reported by OTC Markets Group, Inc. In addition, the daily limit is cumulative and applied in aggregate and not for each of the security and derivate security of the Company owned of record or beneficially by each Holder.

On December 18, 2015, the remaining balance of $302,185 of principal and $17,872 in accrued interest was assigned to Apollo Capital Corp from Iliad Research and Trading, L.P. A loss of $576,431 resulted from the debt modification. The remaining balance as of December 31, 2015 is $320,057. On December 18, 2015, the Company issued to Apollo Capital Group, LLC (“Apollo Capital”) a Convertible Promissory Note (the “Note”) in the original principal amount of $320,057 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded daily. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Apollo Capital’s option, at any time beginning 180 days after the date of issuance at a 65% discount of by the lowest trading price for the Company’s common stock during the 30 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is June 18, 2016 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

For the three months ended March 31, 2016, the Company converted $36,850 of principal into 106,555,555 shares of common stock, the related derivative liability of notes.

As of March 31, 2016 and December 31, 2015 the remaining balance due to Apollo Capital Corp is $471,562 and $462,780, respectively.

7. GE Park, LLC

On January 10, 2016, the terms a GE Park demand note totaling $50,000 and $4,000 of accrued interest was modified. This note became convertible at 70% of the lowest traded price utilizing a 10-day look-back period. The determined fair value of the debt derivatives of $53,398 was charged as a loss on debt modification for the three months ended March 31, 2016. The note was partially converted into 48,571,428 shares valued at $34,000 during the March 2016. The remaining balance for the three months ended March 31, 2016 is $20,000.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

13. Derivative Liabilities

As described in Note 12, as of March 31, 2016 and December 31, 2015, the Company issued convertible notes which are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

The following table represents the Company’s debt derivative liability activity for the three months ended March 31, 2016:

Balance December 31, 2015	$2,310,067
Initial measurement at issuance date of the notes	247,215
Loss on debt modification	134,614
Reclassification of derivative liability associated with convertible debt	(162,815)
Change in derivative liability during the three months ended March 31, 2016	(1,029,028)
Balance March 31, 2016	$1,500,053

At inception, the fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 2%, (3) weighted average risk-free interest rate of 0.03% to 0.13%, (4) expected life of 0.25 to 1.09 years, and (5) estimated fair value of the Company’s common stock of $0.0139 per share.

At March 31, 2016, the fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 171.69% to 204.55% (3) weighted average risk-free interest rate of 0.04% to 0.15%, (4) expected life of 0.25 to 0.59 years, and (5) estimated fair value of the Company’s common stock of $0.00027 to $0.001097 per share.

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

The following table represents the Company’s warrant derivative liability activity for the three months ended March 31, 2016

Balance December 31, 2015	$1,616,758
Change in derivative liability during the three months ended March 31, 2016	(163,495)
Balance March 31, 2016	$1,453,263

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

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

C. Receivable-Related Parties

During the three months ended March 31, 2016, in order to timely take advantage of business opportunities provided for under Irish laws, the Company processed a number of transactions through bank accounts of a related party. Following the completion of the fiscal year ended December 31, 2014, the Company as established its own banking relationships and no longer processes transactions using bank accounts of a related party. As of March 31, 2016, 2015, the Company’s own banking account was not yet established.

As of March 31, 2016 and December 31, 2015, $4,812 and $4,615 respectively, was recorded as a payable and receivable from a related party, respectively.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

Further, currently, no deposit insurance system has been set up to cover the above related party’s accounts. Therefore, the Company will bear a risk if any of these banks become insolvent.

E. Litigation

On August 14, 2014, the Company agreed to the entry of an Order Instituting Cease and Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934 (“Agreed Order”), with the SEC. The agreement with the SEC was subsequently modified on September 17, 2014 and is pending final approval from the SEC. Pursuant to the Agreed Order, the Company acknowledged that it was delinquent in its filing requirements in that it had failed to file its annual report on Form 10-K for the year ended December 31, 2013, its quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and an 8-K filing. Moreover, the Company has agreed to pay civil penalties in the total amount of $50,000 as a result of these delinquent filings. The Company is diligently working towards completing and filing its delinquent reports. The penalty of $50,000 was expensed during the third quarter of 2014. On September 23, 2014, the Company deposited $25,000 in an escrow account with its legal counsel. During 2014, $24,000 of these funds was used to partially pay the civil penalties of $50,000 that are due the Securities and Exchange Commission. During the year ended December 31, 2015, the Company paid $12,000 towards the penalty. The remaining balance due is $38,000.  The balance remained the same as of March 31, 2016.

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

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

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

Issuance of Preferred Stock

There were no issuances, conversions or redemptions of Preferred Stock during the three months ended March 31, 2016.

B. Common Stock.

We have 2,000,000,000 shares of common stock, par value $.001 per share, authorized. At March 31, 2016 and December 31, 2015 there were 843,969,712 and 673,842,729 shares issued and outstanding, respectively.

Common Stock Issuances

During the three months ended March 31, 2016, the Company converted debt and accrued interest totaling $70,850 into 155,126,983 shares of common stock and their related derivative liability amounted to $162,815 reclassified into additional paid in capital.

On January 10, 2016, the Company entered into a one year Consulting and Representation Agreement with 626 Vanderbilt, LLC in exchange for 60,000,000 shares of the Company common stock. The shares were valued at $54,000 based upon the closing price of the Company’s stock on January 10, 2016 of $0.0009 per share. The total amount of $42,016 was included in prepaid consulting services and is being amortized over the one-year term. Amortization of $11,984 and $0 was recorded for the three months ended March 31, 2016. The 60,000,000 shares were recorded as common stock issuable for the three months ended March 31, 2016.

On February 11, 2015 the Company entered into a one-year Consulting and Representation Agreement with Corporate Ads, LLC in exchange for 15,000,000 shares of Company common stock plus $10,000. The shares were valued at $43,500 based upon the closing price of the stock February 11, 2015 of $0.029 per share. The total amount of $45,750 was expensed as consulting expense. The 15,000,000 shares were recorded as common stock issuable for the year ended December 31, 2015. On March 28, 2016, the Company issued 15,000,000 shares of common stock.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

16. Warrants and Options

At March 31, 2016 and December 31, 2015, there are no outstanding stock option awards.

The following is a summary of warrant activity during the period from December 31, 2015 to March 31, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2015	2,132,426	$0.012	2.9
Granted	-	-
Exercised	-	-
Cancelled Forfeited	-	-
Balance, March 31, 2016	2,132,426	$0.012	2.7

For the three months ended March 31, 2016, the following warrants were outstanding:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.012	2,132,426	2,132,426	2.7	$-

For the year ended December 31, 2015, the following warrants were outstanding:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.012	2,132,426	2,132,426	2.9	$-

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

18. Subsequent Events

A. Conversions

As of the date of the filing of these financial statements with the SEC on Form 10-Q, the holders of convertible debt issued by the Company in the approximate amount of $152,204 comprised of principal and accrued interest into approximately 336,528,749 shares of the Company’s common stock.

B. Financing

On April 18, 2016, the Company issued to Apollo Capital Group, LLC (“Apollo Capital”) a Convertible Promissory Note (the “Note”) in the original principal amount of $220,000 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded daily. The Company sold the Note to Apollo Capital for $200,000 with $20,000 retained by Apollo Capital as an original issuance discount for due diligence and legal expenses related to the transaction. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Apollo Capital’s option, at any time beginning 180 days after the date of issuance at a 50% discount of by the lowest trading price for the Company’s common stock during the 20 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is October 17, 2016 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

The principal balance of the Note may be prepaid at any time after 10 days’ prior written notice by the Company to Apollo Capital by paying Apollo Capital an amount equal to the Prepayment Percentage (as hereinafter defined) multiplied by the sum of the principal amount due, accrued interest and any other amounts due under the Note. The Prepayment Percentage is (i) 150% during the period beginning on the date the Note is issued and ending 90 days thereafter or (ii) 200% during the period beginning 91 days after the Note is issued and ending 180 days thereafter. After the expiration of the 180 days after the date the Note issued, the Company has no right of prepayment.

C. Iliad Warrants

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

**

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

SeanieMac International, Ltd. (the “Company”) maintain a website for online gambling, including sports betting and casino gaming on the apollobet.com website following our acquisition of assets from Apollo Betting and Gaming Ltd (“Apollo Betting”) discussed below. Following our acquisition of Apollo Betting, we closed down the seaniemac.com website which we launched in May 2013.

Recent Developments

On February 10, 2016, the Company and its wholly owned subsidiary SeanieMac Holdings Ltd., (“Holdings”), entered into an agreement (the “Apollo Agreement”) with Apollo Betting, pursuant to which Holdings purchased Apollo Betting’s online gambling and betting business carried in the United Kingdom, via a purchase of Apollo Betting’s assets related to that business. The purchase has an effective date of February 1, 2016. The Company is a guarantor of Holding’s obligations under the Apollo Agreement.

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

The principal balance of the Apollo Note may be prepaid at any time after 10 days’ prior written notice by the Company to Apollo Capital by paying Apollo Capital an amount equal to the Prepayment Percentage (as hereinafter defined) multiplied by the sum of the principal amount due, accrued interest and any other amounts due under the Apollo Note. The Prepayment Percentage is (i) 150% during the period beginning on the date the Apollo Note is issued and ending 90 days thereafter or (ii) 200% during the period beginning 91 days after the Apollo Note is issued and ending 180 days thereafter. After the expiration of the 180 days after the date the Apollo Note issued, the Company has no right of prepayment.

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

So long as the Company shall have any obligation under the Apollo Note, the Company shall not, without Apollo Capital’s written consent, lend money, give credit or make advances to any person, firm, joint venture or corporation, including, without limitation, officers, directors, employees, subsidiaries, and affiliates of the Company, except loans, credits or advances (a) in existence or committed on the date hereof and which the Company has informed Apollo Capital in writing prior to the date hereof, (b) made in the ordinary course of business, or (c) not in excess of $100,000.

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

Certain Key Financial Metrics

●	Gross gaming revenues. We believe gross gaming revenue is an important indicator for our business. This amount represents the net gain or loss from online sports betting activities during the period.

●	Promotional allowances. Promotional allowances reflect the cost of customer promotions and bonuses, including free bets, used to generate revenues and incurred during the period.

●	Amounts staked. Amounts staked is a non-GAAP financial measure that reflects the gross amount of online sportsbook betting activities during the period.

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

The Company’s Results of Operations

The following comparative analysis on results of operations was based primarily on the condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2016 and 2015. For comparative purposes, we are comparing the three months ended March 31, 2016, to the three months ended March 31, 2015. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes included in this quarterly report.

Revenue

Gross gaming revenues (“GGRs”) during the three months ended March 31, 2016 and 2015 were $(72,492) and $107,119, respectively. The decrease in gross gaming revenues for the three months ended March 31, 2016 over the three months ended March 31, 2015 of $179,611 was primarily attributable to losses from online sports betting activities during the period.

Promotional Allowances

Promotional allowances during the three months ended March 31, 2016 totaled $158,620, as compared to promotional allowances of $74,223 for the comparable period in 2015, an increase of $84,397. The increase in promotional allowances reflects the cost of customer promotions and bonuses, including free bets, used to generate revenues and incurred during the period.

Operating Expenses

Operating expenses during the three months ended March 31, 2016 totaled $409,480, as compared to operating expenses of $309,451 for the comparable period in 2015, an increase of $100,029. The increase in operating expenses reflects an increase in selling, general and administrative expenses.

Operating Loss

Our operating loss during the three months ended March 31, 2016 totaled $640,592, as compared to our operating loss of $276,555 for the comparable period in 2015. The increase in operating loss for the three months ended March 31, 2016 over the three months ended March 31, 2015 of $364,037 was attributable to the revenue reduction and increases in promotional allowances and operating expenses.

Other Income (Expenses)

Other income (expenses) increased by $1,048,744 to $817,934 for the three months ended March 31, 2016, from $(230,810) for the three months ended March 31, 2015. The increase in other income is primarily due to change in fair value of derivative liabilities, partially offset by a loss on debt modification and an increase in interest expense.

Net Income (Loss)

Our net income (loss) for the three months ended March 31, 2016 was $177,342, an increase of $684,707, compared to a net loss of $(507,365) for the three months ended March 31, 2015, due to the reasons noted above.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We had current assets at March 31, 2016, including cash of $25,761 and prepaid expenses and other current assets of $43,016. We had total current liabilities of $9,607,760 and working capital deficiency of $9,538,983 and accumulated deficit of $(8,580,526) as of March 31, 2016. We are reliant upon shareholder, affiliate and third-party loans to fund operations. We have not realized positive operating cash flow. As a result, our current cash position is not sufficient to fund our anticipated cash requirements over the next 12 months, including operations and capital expenditures.

Net cash provided by operating activities during the three months ended March 31, 2016 was $29,212, primarily relating to our $177,342 net income, increases in operating assets and liabilities, non-cash interest expense, partially offset by change in fair value of derivative liabilities, increase in prepaid expenses and accrued officer’s compensation. In the comparable period of 2015, we had net cash used in operating activities of $182,157.

Net cash used in investing activities increased during the three months ended March 31, 2016 by $80,000 to $80,000 from $0 for the three months ended March 31, 2015 stemming from our initial payment in connection with our acquisition of assets from Apollo Betting.

Net cash provided by financing activities increased during the three months ended March 31, 2016 by $106,192, to $141,456 from $35,264 for the three months ended March 31, 2015. The increase was primarily attributable to proceeds from convertible notes and related party loans.

In order to continue to operate our business, we estimate we will require working capital of approximately $750,000 for Website operations, marketing expenses and general and administrative expenses. During the three months ended March 31, 2016, related parties lent us approximately $89,150 in order to fund our temporary working capital requirements. While related parties may continue to lend us funds for our temporary working capital needs, we have not entered into any agreements with anyone for any future loans. In the event we are unable to borrow funds needed for our business, or we are unable to repay our current obligations when due, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in our inability to operate our website which represents our sole business and would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

Convertible Promissory Notes

Convertible promissory notes as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)

Iliad Note (1):
Secured convertible promissory note - Iliad	$380,000	$380,000
Total	380,000	380,000
Less:
OID of $20,000, net of amortization of $20,000 and $20,000 as of March 31, 2016 December 31, 2015, respectively	-	-

Conversions into 99,520,802 shares of common stock	(100,062)	(100,062)

Principal adjustment per note assignment	40,119	40,119

Assignment to Apollo Capital Corporation	(320,057)	(320,057)

Loan discount of $202,500, net of amortization of $202,500 and $202,500 as of March 31, 2016 and December 31, 2015, respectively	-	-
Secured convertible promissory note - Iliad	$(0)	$-

Redwood Note (2):
Secured convertible promissory note - Redwood	$75,000	$75,000
Total	75,000	75,000
Less:
Conversion into 44,988,900 shares of common stock	(43,738)	(43,738)
Assignment to Apollo Capital Corporation	(31,262)	(31,262)
	-	-
Total	-	-
Loan discount of $75,000, net of amortization of $75,000 and $75,000 as of March 31, 2015 and December 31, 2015, respectively	-	-
Secured convertible promissory note – Redwood (note in default)	$-	$-

LG Capital Funding, LLC (3):
10% convertible redeemable note - LG Capital	$40,000	$40,000
Total	40,000	40,000
Loan discount of $40,000, net of amortization of $40,000 and $40,000 as of March 31, 2016 and December 31, 2015, respectively	-	-
10% convertible redeemable note - LG Capital	$40,000	$40,000

8% convertible redeemable note - LG Capital	$36,750	$36,750
Total	36,750	36,750
Loan discount of $36,750, net of amortization of $36,750 and $36,750 as of March 31, 2016 and December 31, 2015, respectively	-	-
Conversion into 51,082,166 shares of stock	(36,750)	(36,750)
8% convertible redeemable note - LG Capital	$-	$-

WHC Capital, LLC (4):
10% convertible redeemable note - WHC Capital	$32,000	$32,000
	-	-
Total	32,000	32,000
Loan discount of $32,000, net of amortization of $32,000 and $32,000 as of March 31, 2016 and December 31, 2015, respectively	-	-
Conversion into 37,034,976 shares of stock	(32,000)	(32,000)
10% convertible redeemable note - WHC Capital	$-	$-

Summit Trading Ltd, (5):
10% convertible redeemable note - Summit	$62,589	$62,589
Total	62,589	62,589
Loan discount of $56,804, net of amortization of $56,804 and $56,804 as of March 31, 2016 and December 31, 2015, respectively	-	-
Conversion of demand note into a convertible note	36,530	36,530
Conversion of accounts payable into a convertible note	35,814	35,814
Transfer to Apollo Capital Corp	(62,559)	(62,589)
Conversion into 45,260,256 shares of common stock as of December 31, 2015	(8,500)	(8,500)
10% convertible redeemable note - Summit	$63,844	$63,844

Apollo Capital Corporation (6):
Notes purchased from GE Park, LLC	291,190	256,190
Notes purchased from Summit	62,589	62,589
Notes purchased from Redwood	31,262	31,262
Notes purchased from Iliad	320,057	320,057
12% convertible redeemable note - Apollo	35,500	-
12% convertible redeemable note - Apollo	45,650	-
12% convertible redeemable note - Apollo	17,350	8,500
Loan discount of S9S,500 net of amortization of $10,632 and $1,915 as of March 31, 2016 and December 31, 2015, respectively	(85,953)	(6,585)
Conversion into 106,555,555 and 321,234,184 shares of common stock, respectively, as of March 31, 2016 and December 31, 2015	(246,083)	(209,233)
10% convertible redeemable note - Apollo Capital Corp	$471,562	$462,780
GE Park, LLC (7):
Conversion of demand note into a convertible note	54,000	-
Conversion into 48,571,428 and 0 shares of common stock, respectively, as of March 31, 2016 and December 31, 2015	(34,000)	-
4% convertible redeemable note - GE Park, LLC	$20,000	$-

Convertible promissory notes, net	$595,406	$566,624

Notes Payable

Notes payable consist of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Notes payable - John Koehler	$30,000	$30,000
Apollo Betting	1,929,562	-
Total	$1,959,562	$30,000

On February 10, 2016, the Company, through its wholly owned subsidiary Seaniemac Holdings Ltd. (“Holdings”), entered into an agreement (the “Agreement”) with Apollo Betting and Gaming Ltd (“Apollo”), pursuant to which Holdings purchased Apollo’s online gambling and betting business carried on by Apollo in the United Kingdom, via a purchase of Apollo’s assets related to that business.

In exchange for the assets, the Company agreed to pay Apollo a total of $2,000,000, as follows: (i) $80,000 was paid at the closing; (ii) $10,000 to be paid to Apollo within 2 business days of the date on which Apollo delivers to Holdings audited accounts of Apollo for the year ended March 31, 2014; (iii) $10,000 to be paid to Apollo within 2 business days of the date on which Apollo delivers to Holdings audited accounts of Apollo for the year ended 31 March 2015; and (iv) $1,900,000 to be paid to Apollo upon the migration of the acquired business onto a new operating platform which is capable of delivering the online betting services provided by Apollo in substantially the same way as provided by Apollo as of the closing, and the successful use of the new platform in connection with a bet placed by any person who is included on Apollo’s database of customers as of the closing, with the amounts payable being paid from the combined net profits of Holdings and SeanieMac Ltd., which is also a wholly owned subsidiary of the Company. As of March 31, 2016 $1,929,562 is owed to Apollo Betting. The Company also recorded an in kind contribution of interest in the amount of $13,083.

See Note 10 to the unaudited condensed consolidated financial statements appearing elsewhere in this report.

Loans Payable – Related Parties and Non Related Parties

Loans payable to related parties consist of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Loan payable - GE Park, LLC (A)	$-	$85,000
Loans payable – Other related parties	5,316	4,615
Loans payable - Brookstein (B)	15,702	15,702
Loans payable - RDRD II Holding, LLC (C)	911,100	890,177
Total	$932,118	$995,494

Due to related parties consist of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Due to related party - GE Park, LLC (D)	$573,577	$426,737
Due to related party – Brookstein B. (D)	28,188	28,188
Due to related party – Kessler (D)	26,242	19,873
Total	$628,007	$474,798

Due to non-related parties consist of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Summit Trading LTD (D)	$199,826	$199,025
Total	$199,826	$199,025

Convertible loans payable to related parties consist of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Convertible loan payable - GE Park, LLC (A)	$20,000	$-
Total	$20,000	$-

See Note 11 to the unaudited condensed consolidated financial statements appearing elsewhere in this report.

Going Concern

Our condensed consolidated unaudited financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continued losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.

The Company’s primary need for cash during the next 12 months is to fund payments of operating costs. At March 31, 2016 and December 31, 2015, the Company had working capital deficiencies of $9,538,983 and $8,012,281, respectively, and total stockholders’ deficit of $7,575,401 and $8,011,585, respectively.

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

Related Party Transactions

As of March 31, 2016 and December 31, 2015, $4,812 and $4,615 respectively, was recorded as a payable and receivable from a related party, respectively.

Accrued Officer’s Compensation. The Company accrued compensation for Mr. Brookstein in the amount of $7,500 during the three months ended March 31, 2016 and 2015, the unpaid balance was $127,500 and $120,000 as of March 31, 2016 and December 31, 2015, respectively.

Loans Payable. Loans payable to related parties were an aggregate of $932,118 and $995,494 for the period ended March 31, 2016 and December 31, 2015, respectively. See Note 11 to the unaudited condensed consolidated financial statements appearing elsewhere in this report.

Due to related parties. At March 31, 2016 and December 31, 2015, due to related parties totaled $628,007 and $474,798, respectively. See Note 11 to the unaudited condensed consolidated financial statements appearing elsewhere in this report.

Convertible Loans Payable - GE Park, LLC. At March 31, 2016 and December 31, 2015, convertible loans payable to GE Park, LLC totaled $20,000 and $0, respectively.

Interest Expense - Related Parties. Interest expense to related parties totaled $15,037 and $12,344 for three months ended March 31, 2016 and 2015 respectively. See Note 11 to the unaudited condensed consolidated financial statements appearing elsewhere in this report.

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

Revenue Recognition

Revenue is recognized upon the completion of the related gaming event. Gross gaming revenue is the gross gaming yield (which is the difference between gaming wins and losses), and includes promotional betting (“Free Bets”), net of the revenue share portion due our third-party provider (see Note 4 to our consolidated financial statements included herein). Free Bets are included in promotional allowances and are deducted from gross gaming revenue. All other costs are included in selling, general and administrative expenses. For the three months ended March 31, 2016 and 2015, no revenue share amounts were due to our third-party provider.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2016 and 2015, the Company did not have any derivative instruments that were designated as hedges.

Recently Issued Accounting Pronouncements

ASU.2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our consolidated financial statements.

ASU.2016-08

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its consolidated financial statements.

ASU.2016-09

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our consolidated financial statements.

ASU.2016-10

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, who is also our Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

Management identified a material weakness in its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2016. We did not maintain an adequate number of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, including the performance of internal audit functions and segregation of duties. In addition, management determined that the lack of an audit committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

We expect to be materially dependent upon our CEO, who is also our CFO, for the foreseeable future. Until such time as we have adequate financial resources to hire a full complement of accounting personnel with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not presently a party to any other material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations. For a discussion of these risks, please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2015. In connection with its preparation of this quarterly report on Form 10-Q, management has reviewed and considered these risk factors and has determined that there have been no material changes to our risk factors since the date of filing the annual report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2016, $155,127 of debt and accrued interest was converted to 155,126,983 shares of common stock.

On January 10, 2016, the Company entered into a one-year Consulting and Representation Agreement with an unrelated third party to issue 60,000,000 shares of the Company’s common stock in exchange for services valued at $54,000 based upon the closing price of the Company’s stock on January 10, 2016 of $0.0009 per share.

On February 11, 2015 the Company entered into a one-year Consulting and Representation Agreement with Corporate Ads, LLC to issue 15,000,000 shares of the Company’s common stock plus $10,000 paid in cash in exchange for services. The shares were valued at $43,500 based upon the closing price of the stock on February 11, 2015 of $0.029 per share.

These shares of our common stock were issued in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

June 3, 2016	Seaniemac International, Ltd.

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)