Form 10-Q
period 2016-06-30
Seaniemac International, Ltd.
filed 2016-08-16
CIK 1206133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 10, 2016, there were 1,574,236,916 shares of common stock, $0.001 par value, outstanding.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 14, 2016 and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(UNAUDITED)

ASSETS

Current Assets
Cash	$935	$959
Prepaid expenses and other current assets	95,849	1,000
Total Current Assets	96,784	1,959

Equipment, net	2,221	696
Goodwill	1,029,814	-
Intangible assets, net	683,098	-

Total Assets	$1,811,917	$2,655

LIABILITIES AND DEFICIT

Current Liabilities
Convertible promissory notes, net	$559,797	$566,624
Notes payable	1,900,033	30,000
Accounts payable and accrued expenses	2,385,588	1,701,474
Stock payable	71	-
Due to related parties	422,941	474,798
Due to non related parties	127,575	199,025
Loans payable -related parties	1,115,313	995,494
Accrued officer’s compensation	135,000	120,000
Debt derivative liabilities	1,893,581	2,310,067
Warrant derivative liabilities	1,185,479	1,616,758

Total Current Liabilities	9,725,378	8,014,240

Commitments and Contingencies

Deficit
Convertible Preferred stock, $0.001 par value: 10,000,000 shares authorized,
Series A:2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B:1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C:2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Series D:100,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 1,317,878,440 and 673,842,729 shares issued and outstanding, as of June 30, 2016 and December 31, 2015, respectively	1,317,878	673,842
Common stock issuable, $0.001 par value; 60,000,000 and 15,000,000 shares as of June 30, 2016 and December 31, 2015, respectively	60,000	15,000
Additional paid-in capital	655,917	476,198
Subscription receivable	(131)	(131)
Accumulated other comprehensive income	189,242	225,629
Accumulated deficit	(9,453,093)	(8,738,551)
Total Seaniemac International, Ltd. Stockholders’ Deficit	(7,224,714)	(7,342,540)
Non-controlling interest	(688,747)	(669,045)
Total Deficit	$(7,913,461)	$(8,011,585)

Total Liabilities and Deficit	$1,811,917	$2,655

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Gross gaming revenue	$218,456	$45,910	$145,964	$153,029

Promotional allowances	30,248	34,498	188,868	108,721

Net gaming Income (loss)	188,208	11,412	(42,904)	44,308

Operating Expenses
Selling, general and administrative expenses	515,681	107,090	878,047	416,233
Depreciation and amortization expense	70,308	116	117,422	424
Total Operating Expenses	585,989	107,206	995,469	416,657

Operating Loss	(397,781)	(95,794)	(1,038,373)	(372,349)

Other Income / (Expense)
Change in fair value of embedded derivative liability	72,944	(182,758)	1,265,467	169,409
Loss on debt modification	-	-	(134,614)	(371,824)
Interest expense (including amortization of loan costs)	(586,749)	(70,687)	(826,724)	(285,277)
Realized foreign exchange loss	-	(3,581)	-	(144)
Total Other Income / (Expense)	(513,805)	(257,026)	304,129	(487,836)

Net Income (Loss)	$(911,586)	$(352,820)	$(734,244)	$(860,185)

Income /(Loss) Attributable to Non-controlling Interest	$(385)	$(27,414)	$(19,702)	$(54,208)

Net Income (Loss) Attributable to Common Shareholders	$(911,201)	$(325,406)	$(714,542)	$(805,977)

Net Income /(Loss) Per Share - Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Income /(Loss) Per Share - Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period ended Basic	1,108,738,902	670,480,092	905,406,462	482,575,869

Weighted average number of shares outstanding during the period ended Diluted	1,108,738,902	670,480,092	905,406,462	482,575,869

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated net Income (loss)	$(911,586)	$(352,820)	$(734,244)	$(860,185)
Other comprehensive loss, net of tax:
Foreign currency translation income	29,479	(47,443)	(36,387)	99,421
Comprehensive loss	(882,107)	(400,263)	(770,631)	(760,764)
Comprehensive Income/(loss) attributable to non-controlling interest	(385)	(27,414)	(19,702)	(54,208)
Comprehensive loss attributable to common shareholders	$(881,722)	$(372,849)	$(750,929)	$(706,556)

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net Loss, including of non-controlling interest	$(734,244)	$(860,185)
Adjustments to reconcile net income/(loss) to net cash used in operations
Depreciation and amortization	117,422	424
Share based payment	54,000	43,500
Non-cash interest	387,422	-
Change in fair value of debt derivative liability	(834,188)	(245,533)
Change in fair value of warrant derivative liability	(431,279)	76,124
Amortization of debt discount and OID attributable to convertible debt	145,765	213,583
Amortization of deferred loan costs	-	10,272
Imputed interest	85,482	14,776
Loss on debt modification	134,614	371,824
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	73,292	62,639
Due to related parties	(173,626)	-
Due to non-related parties	(71,450)	-
Accounts payable and accrued expenses	802,234	141,522
Accrued officer’s compensation	15,000	15,000
Total adjustments	304,688	704,131
Net Cash Used In Operating Activities	(429,556)	(156,054)

Cash Flows From Investing Activities:
Initial payment made for acquisition	(80,000)	-
Net Cash Used In Investing Activities	(80,000)	-

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes	379,000	-
Less: OID	(37,900)	-
Proceeds from loans - related parties	204,819	56,234
Net Cash Provided by Financing Activities	545,919	56,234

Effect of foreign exchange fluctuations on cash	(36,387)	99,421

Net Decrease in Cash	(24)	(399)

Cash at Beginning of Period	959	446

Cash at End of Period	$935	$47

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt, including related party and accrued interest	$245,940	$445,497
Derivative liability reclass to equity - on conversion of note	$483,333	$513,143
Accounts payable reclassed into demand note	$71,802	$-
Accounts payable reclassed into convertible loan	$-	$35,814
Short term demand notes payable reclassed into convertible loan	$-	$36,530
Loans payable, reclassed into convertible loan - related party	$-	$81,200
Loans payable, reclassed into convertible loan	$85,000	$-
Accrued interest reclassed into convertible loan	$4,000	$-
Debt discount and initial derivative liability at the issuance date of the notes	$766,422	$-
Accounts payable balance paid directly by convertible promissory notes	$27,500	$-
Apollo Acquisition transaction	$2,000,000	$-
Common stock to be issued now issued	$15,000	$-

See the accompanying notes to unaudited condensed consolidated financial statements.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

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

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on April 14. 2016.

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

Seaniemac Holdings Ltd. (“Holdings”) was incorporated in England and Wales on December 2, 2015. On February 10, 2016, SeanieMac International, Ltd. (the “Company”) and SeanieMac Holdings Ltd., a wholly owned subsidiary of the Company incorporated in England and Wales (“Holdings”), entered into an agreement (the “Agreement”) with Apollo Betting and Gaming Ltd (“Apollo”), pursuant to which Holdings purchased Apollo’s online gambling and betting business carried on by Apollo in the United Kingdom, via a purchase of Apollo’s assets related to that business. The purchase has an effective date of February 1, 2016.

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

June 30, 2016

(Unaudited)

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values is as follows:

Assets
Fixed Assets	$1,779
Intangible assets- Domain	1,300
Employee contracts	52,200
Intangible assets-Customer relationships	845,172
Goodwill	1,099,549
Liabilities
Accounts Payable	-
Accrued Expenses	-
$2,000,000

The Customer relationships and the employee contracts provisions will be amortized over their estimated useful lives of 3 years. During the three and six months ended June 30, 2016, the Company charged to operations amortization expense of $70,308 and $117,422, respectively.

The purchase price allocated to the acquisition of the Apollo Transaction is made up as follows:

Amount
Cash payment made on agreement execution	$80,000
Cash payment to be made on Apollo Audit completion	20,000
Cash payment to be made on Closing date	1,900,000
Total	$2,000,000

Unaudited supplemental pro forma financial information

The following unaudited supplemental pro forma financial information represents the consolidated results of operations of the Group as if the Acquisition had occurred as of the beginning of January 1, 2015. The unaudited supplemental pro forma financial information is not necessarily indicative of what the Group’s consolidated results of operations actually would have been had it completed the Acquisition at the beginning of the period. In addition, the unaudited supplemental pro forma financial information does not attempt to project the Group’s future results of operations after the Acquisition.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Gross gaming revenue	$218,456	$43,860	$145,964	$148,928

Promotional allowances	30,248	114,443	188,868	268,610

Net gaming loss	188,208	(70,583)	(42,904)	(119,682)

Operating Expenses
Selling, general and administrative expenses	585,989	152,491	995469	507,227
Total Operating Expenses	585,989	152,491	995,469	507,227

Operating Loss	(397,781)	(223,074)	(1,038,373)	(626,909)

Other Income / (Expense)
Change in fair value of embedded derivative liability	72,944	(182,758)	1,265,467	169,409
Loss on debt modification	-	-	(134,614)	(371,824)
Interest expense (including amortization of loan costs)	(586,749)	(70,687)	(826,724)	(285,277)
Realized foreign exchange loss	-	(3,581)	-	(144)
Total Other Income / (Expense)	(513,805)	(257,026)	304,129	(487,836)

Net Income (Loss)	$(911,586)	$(480,100)	$(734,244)	$(1,114,745)

Income /(Loss) Attributable to Non-controlling Interest	$(385)	$(27,414)	$(19,702)	$(54,208)

Net Income (Loss) Attributable to Common Shareholders	$(911,201)	$(452,686)	$(714,542)	$(1,060,537)

Net Income /(Loss) Per Share - Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Income /(Loss) Per Share - Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period ended Basic	1,108,738,902	670,480,092	905,406,462	482,575,869

Weighted average number of shares outstanding during the period ended Diluted	1,108,738,902	670,480,092	905,406,462	482,575,869

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

June 30, 2016

(Unaudited)

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

3. Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception. At June 30, 2016, the Company had working capital deficiencies and accumulated deficit of $9,628,594 and $9,453,093, respectively.

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

June 30, 2016

(Unaudited)

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

D. Identifiable Intangible Assets

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as “Step 0”. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on goodwill and intangible assets.

	Useful Life	June 30, 2016	December 31, 2015

Goodwill	Indefinite	1,029,814	-
Customer Lists	3 Years	792,788	-
Accumulated amortization		(109,690)	-
Net carrying value		$1,712,912	$-

The company recorded above goodwill and intangible assets related to the acquisition of Apollo Betting and Gaming, LTD. It has been determined that the goodwill has an indefinite useful life and are not subject to amortization. However, the goodwill will be reviewed for impairment annually or more frequently if impairment indicators arise. For the six months June 30, 2016 no impairment loss has been recorded.

E. Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

We had revenues of $218,456 and $45,910 for the three months ended June 30, 2016 and 2015; respectively. Promotional allowances of $30,248 and $34,498 for the three months ended June 30, 2016 and 2015; respectively.

We had revenues of $145,964 and $153,029 for the six months ended June 30, 2016 and 2015; respectively. Promotional allowances of $188,868 and $108,721 for the six months ended June 30, 2016 and 2015; respectively.

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

Significant Customers

During the three months ended June 30, 2016, the Company had one customer which accounted for more than 10% of the Company’s revenues (12%).

During the three months ended June 30, 2015 the Company had one customer which accounted for more than 10% of the Company’s revenues (17%).

During the six months ended June 30, 2016, the Company had one customer which accounted for more than 10% of the Company’s revenues (12%).

During the six months ended June 30, 2015 the Company had no customers which accounted for more than 10% of the Company’s revenues (8.6%).

Significant Vendors

During the three months ending June 30, 2016, the Company had three vendors which accounted for more than 10% of the Company’s cost of revenue (42%, 20% and 14%).

During the six months ending June 30, 2016, the Company had three vendors which accounted for more than 10% of the Company’s cost of revenue (45%, 17% and 12%).

During the three months ending June 30, 2015, the Company had one vendor which accounted for more than 10% of the Company’s cost of revenue (31%).

During the six months ending June 30, 2015, the Company had one vendor which accounted for more than 10% of the Company’s cost of revenue (14%).

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

June 30, 2016

(Unaudited)

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

Debt Derivative Liability:

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Debt derivative liability – June 30, 2016	$1,893,581	$—	$—	$1,893581
Debt derivative liability – December 31, 2015	$2,310,067	$—	$—	$2,310,067

The following table represents the Company’s derivative liability activity for the six months ended June 30, 2016:

Balance December 31, 2015	$2,310,067
Initial measurement at issuance date of the notes	766,421
Loss on debt modification	134,614
Reclassification of derivative liability associated with convertible debt	(483,333)
Change in derivative liability during the six months ended June 30, 2016	(834,188)
Balance June 30, 2016	$1,893,581

Warrant derivative liability:

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Warrant derivative liability – June 30, 2016	$1,185,479	$—	$—	$1,185,479
Warrant derivative liability – December 31, 2015	$1,616,758	$—	$—	$1,616,758

The following table represents the Company’s warrant derivative liability activity for the six months ended June 30, 2016

Balance December 31, 2015	$1,616,758
Change in derivative liability during the six months ended June 30, 2016	(431,279)
Balance June 30, 2016	$1,185,479

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

I. Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. The Company currently has no cash equivalents which would consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased.

J. Allowance for Doubtful Accounts

The Company reserves for receivables that may not be collected. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. During the six months ended June 30, 2016 and 2015, the Company did not record any accounts receivable and no associated allowance was recorded.

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

The computation of basic and diluted loss per share for the six months ended June 30, 2016 and 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2016	June 30, 2015

Stock Warrants (Exercise price - $0.000175-0.0042/share)	1,384,615,543	1,488,822,973
Convertible Debt (Exercise price - $0.00021 - $0.000048share)	2,890,375,117	1,090,438,356
Preferred Series – A (Exercise price – 1 Preferred shares is convertible into 100 Common Stock	229,375,000	229,375,000
Preferred Series – B (Exercise price – 1 Preferred shares is convertible into 100 Common Stock	125,000,000	125,000,000
Preferred Series – C (Exercise price – 1 Preferred shares is convertible into 100 Common Stock	182,856,900	182,856,900
Preferred Series – D (Exercise price – 1 Preferred shares is convertible into 1000 Common Stock	100,000,000	100,000,000
Total	4,912,222,560	3,116,493,229

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

The Company’s obligations to issue shares upon conversion of its outstanding convertible notes, the exercise of stock options and warrants and conversion of its preferred stock (the “Convertible Instruments”) at current market prices for its common stock exceeds the 4,230,101,000 authorized but unissued shares of Common Stock as of the date of this report (the “Potentially Issuable Shares”). While it is uncertain whether the Company would receive requests to issue all of the Potentially Issuable Shares and the number of such shares fluctuates based on the market price of the Company’s common stock, the Company may increase the number of its authorized shares of common stock or effectuate a recapitalization, or a combination of both, in order to make available additional shares of its Common Stock for the Potentially Issuable Shares. Such action would require shareholder approval. Until such time as the Company has a sufficient number of shares of its Common Stock for available for issuance to cover the Potentially Issuable Shares, the Company could be subject to penalties and damages to the holders of the Convertible Instruments in the event it does not deliver the Potentially Issuable Shares upon request by a holder of the Convertible Instruments. Furthermore, the lack of available shares of common stock may be deemed a default under one or more of the Convertible Instruments.

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

As of June 30, 2016, the Company has already recorded a charge for the derivative liability resulting from the debt and warrants of $3,079,060. Accordingly, the insufficient of authorized capital had no additional impact on the Company’s financial statements.

M. Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016 and December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Convertible notes (net of discount) –June 30, 2016	$559,797	$-	$-	$559,797
Convertible notes (net of discount) – December 31, 2015	$566,624	$-	$-	$566,624
Intangible Assets – June 30, 2016	$683,098	$-	683,098	-

The following table provides a summary of the changes in fair value of the Company’s Convertible Promissory Notes, which are both Level 3 liabilities as of June 30, 2016:

Balance at December 31, 2015	$566,624
Issuance of notes	379,850
Unamortized debt discount	(379,850)
Principal adjustment – per note assignment	-
Accounts payable and short term demand notes payable reclassified into convertible notes	85,000
Convertible loan payable- related party reclassified into convertible notes	-
Amortized debt discount	145,765
Conversion of notes	(237,592)
Balance at June 30, 2016	$559,797

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the six months ended June 30, 2016 and year ended December 31, 2015.

N. Deferred Financing Costs

Costs incurred with obtaining and executing debt arrangements are capitalized and amortized over the term of the related debt.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

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

The Company has adopted the provisions of FASB ASC 740. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2016 and December 31, 2015, the Company had no material uncertain recognized tax positions.

The Company’s policy for recording interest and penalties is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of June 30, 2016 and December 31, 2015. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

June 30, 2016

(Unaudited)

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

June 30, 2016

(Unaudited)

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

June 30, 2016

(Unaudited)

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

June 30, 2016

(Unaudited)

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Prepaid consulting services	$94,849	$-
Deposits	1,000	1,000
Total	$95,849	$1,000

On January 10, 2016, the Company entered into a one-year Consulting and Representation Agreement with 626 Vanderbilt, LLC in exchange for 60,000,000 shares of the Company common stock. The shares were valued at $54,000 based upon the closing price of the Company’s stock on January 10, 2016 of $0.0009 per share. The total amount of $28,553 was included in prepaid consulting services and is being amortized over the one-year term. Amortization of $25,447 and $0 was recorded for the six months ended June 30, 2016 and 2015.

On February 10, 2016, the Company, through its wholly owned subsidiary Seaniemac Holdings Ltd. (“Holdings”), entered into an agreement (the “Agreement”) with Apollo Betting and Gaming Ltd (“Apollo”), pursuant to which Holdings purchased Apollo’s online gambling and betting business carried on by Apollo in the United Kingdom, via a purchase of Apollo’s assets related to that business. Part of the assets acquired includes employment contracts with a fair value of $48,889 and recorded as prepaid consulting services for the six months ended June 30, 2016 (See Note 2).

On April 27, 2016, the Company entered into a one-year rent agreement with IB Halton for $20,888. The total amount of $17,406 was included in prepaid consulting services and is being amortized over the one-year term. Amortization of $3,482 and $0 was recorded for the six months ended June 30, 2016 and 2015.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

6. Equipment and Intangible, Net

Equipment consists of the following:

	Estimated Useful Life	June 30, 2016	December 31, 2015
		(Unaudited)
Computer equipment	5 years	$2,088	$2,588
Fixtures and fitting (acquired- see note 2)		1,666	-
Accumulated depreciation		(1,533)	(1,893)
Equipment, net		$2,221	$696

Intangible consists of the following:

	Useful Life	June 30, 2016	December 31, 2015

Goodwill (acquired- see note 2)	Indefinite	1,029,814	-
Customer Lists (acquired- see note 2)	3 Years	792,788	-
Accumulated amortization		(109,690)	-
Net carrying value		$1,712,912	$-

Depreciation and amortization expense was $70,618 and $91 for three months ended June 30, 2016 and 2015, respectively.

Depreciation and amortization expense was $117,422 and $424 for six months ended June 30, 2016 and 2015, respectively.

7. Deferred Loan Costs, Net

Deferred loan costs, net consists of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Deferred loan costs	$-	$14,282
Accumulated amortization	-	(14,282)
Deferred loan costs, net	$-	$-

The Company incurred deferred loan costs of $21,000 in connection with a Secured Convertible Promissory Note issued to Iliad Research and Trading, L.P. (“Iliad”) on December 2, 2013. These deferred loan costs are being amortized over the twenty-three month term of the note. The Company recorded amortization on deferred loan costs of $0 and $2,739 for the three months ended June 30, 2016 and 2015; respectively and $0 and $5,478 during the six months ended June 30, 2016 and 2015, respectively.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

The Company incurred deferred loan costs of $5,800 in connection with the issuance of a 10% convertible note issued to LG Capital Funding, LLC (“LG Capital”) on April 1, 2014. These deferred loan costs are being amortized over the 1 year term of the note. The Company recorded amortization of deferred loan costs of $0 and $1,450 for the six months ended June 30, 2016 and 2015; respectively.

Additional deferred loan costs of $5,000 were incurred in connection with the issuance of a 12% convertible note issued to WHC Capital, LLC (“WHC Capital”) on April 4, 2014. These deferred loan costs are being amortized over the 1 year term of the note. The Company recorded amortization of deferred loan costs of $0 and $1,308 for the three and six months ended June 30, 2016 and 2015; respectively.

On July 14, 2014, the Company incurred deferred loan costs of $1,750 in connection with the issuance of an 8% convertible note to LG Capital. These deferred loan costs are being amortized over the 1 year term of the note. The Company recorded amortization of deferred loan costs of $0 and $146 for the three and six months ended June 30, 2016 and 2015; respectively.

On August 15, 2014, the Company incurred additional deferred loans costs of $3,675 in connection with the issuance of a 10% convertible note to Summit Trading Ltd. (“Summit”). These deferred loan costs are being amortized over the 1 year term of the note. The Company recorded amortization of deferred loan costs of $0 and $945 for the three and six months ended June 30, 2016 and 2015; respectively.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Accounts payable	$1,418,951	$1,325,813
Accrued expenses and other current liabilities	966,637	375,661
Total	$2,385,588	$1,701,474

Consulting fees expenses incurred for non-controlling shareholders were $59,154 and $47,009 for the three months ended June 30, 2016 and 2015, respectively.

Consulting fees expenses incurred for non-controlling shareholders were $98,544 and $104,902 for the six months ended June 30, 2016 and 2015, respectively.

Accrued expenses include related party accrued interest of $63,471 and $42,697 as of June 30, 2016 and December 31, 2015, respectively.

Accrued expenses include accrued late fees of $180,000 and $-0- as of June 30, 2016 and December 31, 2015, respectively, in respect to Iliad Warrant (see Note 14).

9. Accrued Officer’s Compensation

The Company accrued compensation for Brookstein in the amount of $7,500 during the three months ended June 30, 2016 and 2015 and $15,000 during the six months ended June 30, 2016 and 2015, the unpaid balance was $135,000 and $120,000 as June 30, 2016 and December 31, 2015, respectively.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

10. Notes Payable

Notes payable consist of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Notes payable - John Koehler	$30,000	$30,000
Summit	71,802	-
Apollo Betting	1,798,231	-
Total	$1,900,033	$30,000

On October 1, 2003, Execuserve Corp. (“Execuserve”), issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor. Upon completion of the merger of Execuserve and the Company pursuant to an agreement and plan of merger dated as of February 5, 2010, the balance of the amount Execuserve owed Koehler was $37,000. Although the Company agreed to pay the balance in monthly installments of $1,000, the Company is in default as it has not made a payment since September 2010. The balance due to Koehler at both June 30, 2016 and December 31, 2015 totaled $30,000.

On May 29, 2014, the Company issued a demand note to Summit Trading Ltd. (“Summit”) in the amount of $8,500. A second note in the amount of $18,030 was issued to Summit on September 15, 2014, and a third note in the amount of $10,000 was issued to Summit on November 6, 2014. These notes bear interest of 4% per annum on any unpaid principal and are payable on demand. Interest expense was $6,630 and $3,030 for the six months ended June 30, 2016 and 2015, respectively. On February 27, 2015, the terms of the Summit demand notes were modified. The $36,530 became convertible notes that are convertible at 60% of the lowest trading price utilizing a six-day look-back period (see Note 12).

On February 10, 2016, the Company, through its wholly owned subsidiary Seaniemac Holdings Ltd. (“Holdings”), entered into an agreement (the “Agreement”) with Apollo Betting and Gaming Ltd (“Apollo”), pursuant to which Holdings purchased Apollo’s online gambling and betting business carried on by Apollo in the United Kingdom, via a purchase of Apollo’s assets related to that business.

In exchange for the assets, the Company agreed to pay Apollo a total of $2,000,000, as follows: (i) $80,000 was paid at the closing; (ii) $10,000 to be paid to Apollo within 2 business days of the date on which Apollo delivers to Holdings audited accounts of Apollo for the year ended March 31, 2014; (iii) $10,000 to be paid to Apollo within 2 business days of the date on which Apollo delivers to Holdings audited accounts of Apollo for the year ended 31 March 2015; and (iv) $1,900,000 to be paid to Apollo upon the migration of the acquired business onto a new operating platform which is capable of delivering the online betting services provided by Apollo in substantially the same way as provided by Apollo as of the closing, and the successful use of the new platform in connection with a bet placed by any person who is included on Apollo’s database of customers as of the closing, with the amounts payable being paid from the combined net profits of Holdings and SeanieMac Ltd., which is also a wholly owned subsidiary of the Company. As of June 30, 2016 $1,798,231 is owed to Apollo. The Company also recorded an in kind contribution of interest in the amount of $37,467.

On June 1, 2016 the Company issued a demand note to Summit Trading Ltd. (“Summit”) in the amount of $71,802 in exchange for accounts payable balance. The note bear interest of 4% per annum on any unpaid principal and are payable on demand. Interest expense was $228 and $0 for the six months ended June 30, 2016 and 2015, respectively.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

11. Loans Payable – Related Parties and Non Related Parties

Loans payable to related parties consist of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Loan payable - GE Park, LLC (A)t	$-	$85,000
Loans payable – Other related parties	-	4,615
Loans payable - Brookstein (B)	15,702	15,702
Loans payable - RDRD II Holding, LLC (C), net of $20,000 debt discount	1,099,610	890,177
Total	$1,115,313	$995,494

Due to related parties consist of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Due to related party - GE Park, LLC (D)	$366,667	$426,737
Due to related party – Brookstein B. (D)	28,188	28,188
Due to related party – Kessler (D)	28,086	19,873
Total	$422,941	$474,798

Due to non-related parties consist of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Summit Trading LTD (D)	$127,576	$199,025
Total	$127,576	$199,025

The Company has specified the following person and entities as related parties with ending balances as of June 30, 2016 and December 31, 2015:

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

On February 20, 2015, the terms of two GE Park demand notes totaling $33,600 were modified into convertible note and subsequently transferred to Apollo Capital Corp. (See Note 12). These notes became convertible at 50% of the lowest traded price utilizing a 10-day look-back period (see Note-12). The determined fair value of the debt derivatives of $75,378 was charged as a loss on debt modification for the year ended December 31, 2015. The note amounted to $21,600 was converted into 33,895,385 shares during the year ended December 31, 2015 and $12,000 plus accrued interest of $819 was converted into 28,487,000 shares during the period ended June 30, 2016 (See Note 12). The remaining balance as of June 30, 2016 is $0.

On January 10, 2016, the terms a GE Park demand note totaling $50,000 and $4,000 of accrued interest was modified into convertible note (See Note 12). This note became convertible at 70% of the lowest traded price utilizing a 10-day look-back period. The determined fair value of the debt derivatives of $53,398 was charged as a loss on debt modification for the six months ended June 30, 2016.The note was fully $54,000 converted into 77,142,856 shares during the six months ended June 30, 2016. The remaining balance for the six months ended June 30, 2016 is $0.

On January 10, 2016, the terms a GE Park demand note totaling $35,000 was modified into convertible note and subsequently transferred to Apollo Capital Corp. (See Note 12). This note became convertible at 65% of the lowest traded price utilizing a 30-day look-back period. The determined fair value of the debt derivatives of $81,216 was charged as a loss on debt modification for the six months ended June 30, 2016.The note was fully $35,000 converted into 158,196,306 shares during the six months ended June 30, 2016. The remaining balance for the six months ended June 30, 2016 is $0.

On October 22, 2013, GE Park, LLC loaned the Company $95,000 to be used for working capital purposes. These notes bear interest at 4% per annum and are due on demand. On November 22, 2014, this promissory loan was modified into convertible note and subsequently transferred to Apollo Capital Corp. (See Note 12). The remaining balance as of June 30, 2016 is $0.

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

In addition, the Company issued GE Park a convertible note in the amount of $79,750 on November 25, 2014. The cash purchase price of $72,500 (which amount is net of the pro-rata portion of original issue discount of $7,250) was received by the Company on the issuance date. The Note bears interest at the rate of 4% per annum. All interest and principal must be repaid on May 25, 2015. The note is convertible into common stock, at a 50% discount to the lowest trading prices of the common stock during the 20 trading day period prior to conversion. On March 3, 2015, the GE Park conversion terms of the GE Park convertible note dated November 25, 2014 for $79,750 were modified to 50% of the lowest traded price utilizing a 10-day look-back. A loss a $38,052 resulted from this modification. The note was transferred to Apollo Capital Corp on March 3, 2015 (See Note 12). The remaining balance as of June 30, 2016 is $0.

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

June 30, 2016

(Unaudited)

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

The charge of the amortization of debt discounts and costs for the six months ended June 30, 2016 and 2015 was $10,632 and $63,888, respectively, and was accounted for as interest expense.

Interest expense for the six months ended June 30, 2016 and 2015 totaled $1,636 and $1,670, respectively. Accrued interest at June 30, 2016 and December 31, 2015 totaled $15,187 and $13,551, respectively.

B. Loans Payable – Brookstein

At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. At June 30, 2016 and December 31, 2015, loans payable to Brookstein totaled $15,702 for both.

C. Loans Payable – RDRD II Holding, LLC

RDRD II Holding, LLC, a Delaware limited liability company and substantial shareholder of the Company (“RDRD”) loaned monies to the Company and its subsidiary, Seaniemac, for working capital purposes. The loans to the Company aggregating $370,067 do not bear interest and are due on demand. The loans to Seaniemac aggregating $529,543 bear interest at 4% per annum.

On April 8, 2016, the Company issued a demand note to RDRD Holdings, (“RDRD”) in the original principal amount of $220,000 (the “Purchase Price”) which Note bears interest at 4% per annum and is compounded daily. The Company sold the Note to RDRD for $200,000 with $20,000 retained by RDRD as an original issuance discount for due diligence and legal expenses related to the transaction. The loan proceeds were used to pay down the amount due to GE Park, LLC.

At June 30, 2016 and December 31, 2015, loans payable were $1,099,610 and $890,177, respectively, and accrued interest totaled $64,786 and $51,897, respectively.

The Company imputed interest of $8,225 and $7,561 on amount loaned to the Company by RDRD during the three months ended June 30, 2016 and 2015, respectively, at an assumed rate of 8% per annum.

The Company imputed interest of $16,289 and $14,776 on amount loaned to the Company by RDRD during the six months ended June 30, 2016 and 2015, respectively, at an assumed rate of 8% per annum.

D. Due related and non-related parties.

During the six months ended the payments were made on the Company’s behalf from related and non-related parties. The amounts were reclassified from accounts payable to loans due to related and non-related parties.

For the six months ended June 30, 2016 and 2015, the Company paid approximately $52,000 and $0, respectively, in respect to loans payable related parties.

On June 1, 2016 the Company issued a demand note to Summit Trading Ltd. (“Summit”) in the amount of $71,802 in exchange for accounts payable balance- non related party.

For the three months ended June 30, 2016 and 2015 the Company imputed interest of $15,897 and $0 on payments made on Company’s behalf, at an assumed rate of 8% per annum.

Interest expense to related parties totaled $30,302 and $26,960 for six months ended June 30, 2016 and 2015 respectively.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

12. Convertible Promissory Notes, Net

Convertible promissory notes consist of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)

Iliad Note (1):
Secured convertible promissory note - Iliad	$380,000	$380,000
Total	380,000	380,000
Less:
OID of $20,000, net of amortization of $20,000 and $20,000 as of June 30, 2016 December 31, 2015, respectively	-	-

Conversions into 99,520,802 shares of common stock	(100,062)	(100,062)

Principal adjustment per note assignment	40,119	40,119

Assignment to Apollo Capital Corporation	(320,057)	(320,057)

Loan discount of $202,500, net of amortization of $202,500 and $202,500 as of June 30, 2016 and December 31, 2015, respectively	-	-
Secured convertible promissory note - Iliad	$-	$-

Redwood Note (2):
Secured convertible promissory note - Redwood	$75,000	$75,000
Total	75,000	75,000
Less:
Conversion into 44,988,900 shares of common stock	(43,738)	(43,738)
Assignment to Apollo Capital Corporation	(31,262)	(31,262)
	-	-
Total	-	-
Loan discount of $75,000, net of amortization of $75,000 and $75,000 as of June 30, 2015 and December 31, 2015, respectively	-	-
Secured convertible promissory note – Redwood (note in default)	$-	$-

LG Capital Funding, LLC (3):
10% convertible redeemable note - LG Capital	$40,000	$40,000
Total	40,000	40,000
Loan discount of $40,000, net of amortization of $40,000 and $40,000 as of June 30, 2016 and December 31, 2015, respectively	-	-
10% convertible redeemable note - LG Capital	$40,000	$40,000

8% convertible redeemable note - LG Capital	$36,750	$36,750
Total	36,750	36,750
Loan discount of $36,750, net of amortization of $36,750 and $36,750 as of June 30, 2016 and December 31, 2015, respectively	-	-
Conversion into 51,082,166 shares of stock	(36,750)	(36,750)
8% convertible redeemable note - LG Capital	$-	$-

WHC Capital, LLC (4):
10% convertible redeemable note - WHC Capital	$32,000	$32,000
	-	-
Total	32,000	32,000
Loan discount of $32,000, net of amortization of $32,000 and $32,000 as of June 30, 2016 and December 31, 2015, respectively	-	-
Conversion into 37,034,976 shares of stock	(32,000)	(32,000)
10% convertible redeemable note - WHC Capital	$-	$-

Summit Trading Ltd, (5):
10% convertible redeemable note - Summit	$62,589	$62,589
Total	62,589	62,589
Loan discount of $56,804, net of amortization of $56,804 and $56,804 as of June 30, 2016 and December 31, 2015, respectively	-	-
Conversion of demand note into a convertible note	36,530	36,530
Conversion of accounts payable into a convertible note	35,814	35,814
Transfer to Apollo Capital Corp	(62,559)	(62,589)
Conversion into 45,260,256 shares of common stock as of December 31, 2015	(8,500)	(8,500)
10% convertible redeemable note - Summit	$63,844	$63,844

Apollo Capital Corporation (6):
Notes purchased from GE Park, LLC	291,190	256,190
Notes purchased from Summit	62,589	62,589
Notes purchased from Redwood	31,262	31,262
Notes purchased from Iliad	320,057	320,057
12% convertible redeemable note - Apollo	35,500	-
12% convertible redeemable note - Apollo	55,000	-
12% convertible redeemable note - Apollo	16,500	8,500
Loan discount of S107,000 net of amortization of $67,565 and $1,915 as of June 30, 2016 and December 31, 2015, respectively	(37,520)	(6,585)
Conversion into 55,892,855 and 321,234,184 shares of common stock, respectively, as of June 30, 2016 and December 31, 2015	(391,248)	(209,233)
12% convertible redeemable note - Apollo Capital Corp	$383,330	$462,780

GE Park, LLC (7)
Conversion of demand note into a convertible note	54,000	-
Conversion into 77,142,856 and 0 shares of common stock, respectively, as of June 30, 2016 and December 31, 2015	(54,000)	-
4% convertible redeemable note - GE Park, LLC	$-	$-

Apollo Management Group (8)
12% convertible redeemable note - Apollo	220,000	-
12% convertible redeemable note – Apollo	60,500	-
Loan discount of $280,500 net of amortization of $72,623 and $0 as of June 30, 2016 and December 31, 2015, respectively	(207,877)	-
12% convertible redeemable note - Apollo Management Group	$72,623	$-

Convertible promissory notes, net	$559,797	$566,624

1. Iliad Note – Assigned to Apollo Capital Group, Inc.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

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

June 30, 2016

(Unaudited)

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

On April 5, 2016 Iliad Research and Trading, L.P. (“Iliad”) made a demand on the Company to issue 64,660,484 shares of the Company’s common stock (the “Delivery Shares”) issuable upon exercise of warrants issued to Iliad on December 2, 2013 (the “Iliad Warrant”) and for damages due to Company’s failure to deliver the Delivery Shares to Iliad pursuant to the terms of the Warrant, late fees in the amount of $2,000.00 per trading day (the greater of $2,000.00 and 2% of the product of the number of Delivery Shares not delivered to Investor (64,660,484) multiplied by the closing sales price of the Common Stock on the last trading day the Company could have delivered the Delivery Shares to Iliad without breaching the terms of the Warrant (which closing sale price was $0.0011 according to Iliad’s demand) have been accruing since April 1, 2016 (the “Late Fees”). For the six months ended June 30, 2016, the Company accrued $180,000 in penalties. The Company has been notified by Apollo that Apollo Capital Corp. believes that it acquired the Warrants when it acquired the Note on December 18, 2015 as discussed in Note 12 despite Iliad’s demand for issuance of the Delivery Shares. The Company has elected to withhold issuance of the Delivery Shares until the dispute between Iliad and Apollo regarding ownership of the Warrants and the rights to the Delivery Shares has been resolved. The Company is, however, subject to possible late fees and damages as a result of its failure to issue the Delivery Shares to Iliad in the event Iliad is deemed the owner of the Warrant.

On May 12, 2016, the Company converted $2,000 of principal into 8,163,265 shares of common stock. The determined fair value of the debt derivatives of $6,163 was reclassified into equity during the period ended June 30, 2016. As of June 30, 2016, the outstanding loan balance on this including forbearance liability was $318,057.

The charge of the amortization of debt discounts and costs for the three months ended June 30, 2016 and 2015 was $0 and $27,362, respectively, and was accounted for as interest expense.

The charge of the amortization of debt discounts and costs for the six Months ended June 30, 2016 and 2015 was $0 and $82,269, respectively, and was accounted for as interest expense.

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

June 30, 2016

(Unaudited)

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

The charge of the amortization of debt discounts and costs for the three and six months ended June 30, 2016 and 2015 was $-0- and $-0-, respectively, which was accounted for as interest expense.

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

The remaining balance as of June 30, 2016 and December 31, 2015 is $40,000.

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

The charge of the amortization of debt discounts and costs for the three months ended June 30, 2016 and 2015 was $0 and $0, respectively, accounted for as interest expense.

The charge of the amortization of debt discounts and costs for the six months ended June 30, 2016 and 2015 was $0 and $29,607, respectively, accounted for as interest expense.

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

June 30, 2016

(Unaudited)

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

The charge of the amortization of debt discounts and costs for the three months ended June 30, 2016 and 2015 was $0 and $0, respectively.

The charge of the amortization of debt discounts and costs for the six months ended June 30, 2016 and 2015 was $0 and $9,529, accounted for as interest expense.

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

The charge of the amortization of debt discounts and costs for six month ended June 30, 2016 and 2015 was $0 and $14,006, respectively, accounted for as interest expense.

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

For the six months ended June 30, 2016 and December 31, 2015 the remaining balance due to Summit Trading, Ltd is $63,844.

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

On February 20, 2015, the terms of two GE Park demand notes totaling $33,600 were modified. These notes became convertible at 50% of the lowest traded price utilizing a 10-day look-back period (see Note 11). The determined fair value of the debt derivatives of $75,378 was charged as a loss on debt modification for the year ended December 31, 2015. The note amounted to $21,600 was converted into 33,895,385 shares during the year ended December 31, 2015 (See Note 11). The remaining balance as of December 31, 2015 is $12,000. On April 1, 2016, $12,000 plus accrued interest of $819 was converted into 28,487,000 shares, and the determined fair value of the debt derivatives of $17,334 was reclassified into equity during the period ended June 30, 2016. The remaining balance as of June 30, 2016 is $0.

On March 9, 2015, the remaining balance of $23,762 of principal and $7,500 in accrued interest was assigned to Apollo Capital Corp from Redwood Management, LLC. A loss of $26,577 resulted from the debt modification. Subsequently, during the year ended December 31, 2015 the Company converted $31,262 of principal into 72,091,670 shares of common stock. The remaining balance as of December 31, 2015 is $0 and the determined fair value of the debt derivatives of $145,688 was reclassified into equity during the period ended December 31, 2015

On March 3, 2015, the GE Park conversion terms of the GE Park convertible note dated November 25, 2014 for $79,750 were modified to 50% of the lowest traded price utilizing a 10-day look-back. A loss a $38,052 resulted from this modification. The note was transferred to Apollo Capital Corp on March 3, 2015 (see note 11).

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

On November 20, 2015, the Company issued to Apollo Capital Group, LLC (“Apollo Capital”) a Convertible Promissory Note (the “Note”) in the original principal amount of $16,500 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded. As of June 30, 2016 the Company received $16,500 of the convertible note. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Apollo Capital’s option, at any time beginning 180 days after the date of issuance at a 60% discount of by the lowest trading price for the Company’s common stock during the 30 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is May 20, 2016 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

At the inception of the Apollo Capital note, the Company determined the aggregate fair value of $18,758 of embedded derivatives. Subsequent to the December 31, 2015, the Company recorded an additional fair value of $13,369 for the additional funding received subsequent to the year end. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 205.06%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.00024 per share. The determined fair value of the debt derivatives of $8,500 was charged as a debt discount up to the net proceeds of the note with the remainder of $10,258 charged to current period operations as non-cash interest expense. The charge of the amortization of debt discounts and costs for the three and six months ending June 30, 2016 and 2015 was $8,426 and $0 and $16,500 and $0, respectively, accounted for as interest expense. The remaining balance for the six months ended June 30, 2016 is $16,500.

On January 10, 2016, the terms a GE Park demand note totaling $35,000 was modified and assigned to Apollo Capital. This note became convertible at 35% of the lowest traded price utilizing a 30-day look-back period. The determined fair value of the debt derivatives of $81,216 was charged as a loss on debt modification for six months ended June 30, 2016. The note was fully $35,000 converted into 158,196,306 shares during the six months ended June 30, 2016. The remaining balance for the six months ended June 30, 2016 is $0.

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

June 30, 2016

(Unaudited)

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

The charge of the amortization of debt discounts and costs for the three months ended June 30, 2016 and 2015 was $3,044 and $0, accounted for as interest expense. The charge of the amortization of debt discounts and costs for the six months ended June 30, 2016 and 2015 was $6,650 and $0, accounted for as interest expense. The remaining balance for the six months ended June 30, 2016 is $35,500.

On March 17 2016, the Company issued to Apollo Capital Group, LLC (“Apollo Capital”) a Convertible Promissory Note (the “Note”) in the original principal amount of $50,000 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded. As of June 30, 2016 the Company received $50,000 of the convertible note. The Company sold the Note to Apollo Capital for $50,000 with $5,000 retained by Apollo Capital as an original issuance discount for due diligence and legal expenses related to the transaction. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Apollo Capital’s option, at any time beginning 180 days after the date of issuance at a 60% discount of by the lowest trading price for the Company’s common stock during the 30 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is September 17, 2016 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

At the inception of the Apollo Capital note, the Company determined the aggregate fair value of $187,519 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 176.67%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.00032 per share. The determined fair value of the debt derivatives of $55,000 was charged as a debt discount up to the net proceeds of the note with the remainder of $132,519 charged to current period operations as non-cash interest expense. The charge of the amortization of debt discounts and costs for the for the three months ended June 30, 2016 and 2015 was $28,762 and $0 and for the six months ended June 30, 2016 and 2015 was $29,630 and $0, accounted for as interest expense. The remaining balance for the six months ended June 30, 2016 is $55,000.

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

On May 12, 2016, the Company converted $2,000 of principal into 8,163,265 shares of common stock. The determined fair value of the debt derivatives of $6,163 was reclassified into equity during the period ended June 30, 2016. As of June 30, 2016, the outstanding loan balance on this including forbearance liability was $318,057.

The charge of the amortization of debt discounts and costs for the three months ended June 30, 2016 and 2015 was $0 and $27,362, respectively, and was accounted for as interest expense.

The charge of the amortization of debt discounts and costs for the six months ended June 30, 2016 and 2015 was $0 and $82,269, respectively, and was accounted for as interest expense. The remaining balance for the six months ended June 30, 2016 is $318,057.

Apollo Capital Corp- Convertible loan summary:

For the six months ended June 30, 2016, the Company converted $202,515 of principal into 551,892,855 shares of common stock, the related derivative liability of notes.

As of June 30, 2016 and December 31, 2015 the remaining balance due to Apollo Capital Corp is $383,330 and $0, respectively.

7. GE Park, LLC

On January 10, 2016, the terms a GE Park demand note totaling $50,000 and $4,000 of accrued interest was modified into convertible note (See Note 10). This note became convertible at 70% of the lowest traded price utilizing a 10-day look-back period. The determined fair value of the debt derivatives of $53,398 was charged as a loss on debt modification for the six months ended June 30, 2016. The note was fully converted into 77,142,856 shares valued at $54,000 during the six months ended June 30, 2016. The remaining balance for the six months ended June 30, 2016 is $0.

8. Apollo Management Group, LLC

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

At the inception of the Apollo Capital note, the Company determined the aggregate fair value of $400,567 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 197.02%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.00035 per share. The determined fair value of the debt derivatives of $220,000 was charged as a debt discount up to the net proceeds of the note with the remainder of $180,567 charged to current period operations as non-cash interest expense. The charge of the amortization of debt discounts and costs for the for the three months ended June 30, 2016 and 2015 was $69,047 and $0 and for the six months ended June 30, 2016 and 2015 was $69,047 and $0, accounted for as interest expense. The remaining balance for the six months ended June 30, 2016 is $220,000.

On June 17, 2016, the Company issued to Apollo Management Group, LLC (“Apollo Capital”) a Convertible Promissory Note (the “Note”) in the original principal amount of $100,000 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded daily. During the six months ended June 30, 2016m, the Company received $60,500. The Company sold the Note to Apollo Capital for $100,000 with $10,000 retained by Apollo Management Group as an original issuance discount for due diligence and legal expenses related to the transaction. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Apollo Capital’s option, at any time beginning 180 days after the date of issuance at a 50% discount of by the lowest trading price for the Company’s common stock during the 20 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is December 17, 2016 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

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

At the inception of the Apollo Capital note, the Company determined the aggregate fair value of $93,206 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 197.02%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.00035 per share. The determined fair value of the debt derivatives of $60,500 was charged as a debt discount up to the net proceeds of the note with the remainder of $32,706 charged to current period operations as non-cash interest expense. The charge of the amortization of debt discounts and costs for the for the three months ended June 30, 2016 and 2015 was $4,017 and $0 and for the six months ended June 30, 2016 and 2015 was $4,017 and $0, accounted for as interest expense. The remaining balance for the six months ended June 30, 2016 is $60,500.

13. Derivative Liabilities

As described in Note 12, as of June 30, 2016 and December 31, 2015, the Company issued convertible notes which are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

The following table represents the Company’s debt derivative liability activity for the six months ended June 30, 2016:

Balance December 31, 2015	$2,310,067
Initial measurement at issuance date of the notes	766,421
Loss on debt modification	134,614
Reclassification of derivative liability associated with convertible debt	(483,333)
Change in derivative liability during the six months ended June 30, 2016	(834,188)
Balance June 30, 2016	$1,893,581

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

At inception, the fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 2%, (3) weighted average risk-free interest rate of 0.03% to 0.13%, (4) expected life of 0.25 to 1.09 years, and (5) estimated fair value of the Company’s common stock of $0.0139 per share.

At June 30, 2016, the fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 198.22% (3) weighted average risk-free interest rate of 0.234% to 0.36%, (4) expected life of 0.15 to 0.47 years, and (5) estimated fair value of the Company’s common stock of $0.00052 to $0.0012241 per share.

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

At June 30, 2016, the fair value of the warrant liability of $1,185,478 was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 198.225%, (3) weighted average risk-free interest rate of 0.71%, (4) expected life of 2.43 years, and (5) estimated fair value of the Company’s common stock of $0.00117 per share.

The following table represents the Company’s warrant derivative liability activity for the six months ended June 30, 2016

Balance December 31, 2015	$1,616,758
Change in derivative liability during the six months ended June 30, 2016	(431,279)
Balance June 30, 2016	$1,185,478

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

14. Commitments and Contingencies

A. Marketing Agreements

On January 30, 2013, Seaniemac entered into a three year White Label Services Agreement with Boylesports (“initial term”) with the option to renew for further periods of 12 months after the initial term. This agreement expired on January 30, 2016. Boylesports will receive a portion of the gross gaming revenue (GGR) generated from the seanimac.com website. GGR is gross turnover, minus gross win, leaving gross gaming yield and subtracting from that amount tax and any payments to software providers. Seaniemac is entitled to 70% of GGR up to 50,000 Euros, 75% of GGR from 50,000 Euros to 250,000 Euros, 80% of GGR from 250,000 Euros to 1,000,000 Euros, and 85% of GGR in excess of 1,000,000 Euros. Minimum guaranteed payments to Boylesports during the first year of the agreement of 7,500 Euros during months four through nine, 10,000 Euros during months seven through twelve and 15,000 Euros in years two and three. There were no minimum guaranteed payments during the first three months of the contract. As of June 30, 2016 and December 31, 2015, accrued fees to Boylesports totaled $128,548 and $163,532, of which $41,533 and $111,692 was commission due pursuant to the terms of the White Label Services Agreement with Boylesports and $51,840 was primarily attributable to customer service and processing fees.

B. Consulting and Employment Agreements

The Company have informal arrangement in respect to the receiving services from four parties approximately $25,000 per month was expensed as consulting expenses.

The Company have informal arrangement in respect to the receiving services from three employees approximately $17,200 per month was expensed as payroll expenses

On April 7, 2016, the Company entered into a six months consulting agreement, effective from June 1, 2016. The fee is $50,000 per month for the first 90days and reduced to $6,500 per month for the next 90 days. During the six months ended June 30, 2016 the Company paid $50,000 in fees and the same was recorded as “Advertising expenses”.

C. Receivable-Related Parties

During the six months ended June 30, 2016, in order to timely take advantage of business opportunities provided for under Irish laws, the Company processed a number of transactions through bank accounts of a related party. Following the completion of the fiscal year ended December 31, 2014, the Company as established its own banking relationships and no longer processes transactions using bank accounts of a related party. As of June 30, 2016, the Company’s own banking account was not yet established.

As of June 30, 2016 and December 31, 2015, $0 and $4,615 respectively, was recorded as a payable and receivable from a related party, respectively.

Further, currently, no deposit insurance system has been set up to cover the above related party’s accounts. Therefore, the Company will bear a risk if any of these banks become insolvent.

E. Litigation

On August 14, 2014, the Company agreed to the entry of an Order Instituting Cease and Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934 (“Agreed Order”), with the SEC. The agreement with the SEC was subsequently modified on September 17, 2014 and is pending final approval from the SEC. Pursuant to the Agreed Order, the Company acknowledged that it was delinquent in its filing requirements in that it had failed to file its annual report on Form 10-K for the year ended December 31, 2013, its quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and an 8-K filing. Moreover, the Company has agreed to pay civil penalties in the total amount of $50,000 as a result of these delinquent filings. The Company is diligently working towards completing and filing its delinquent reports. The penalty of $50,000 was expensed during the third quarter of 2014. On September 23, 2014, the Company deposited $25,000 in an escrow account with its legal counsel. During 2014, $24,000 of these funds was used to partially pay the civil penalties of $50,000 that are due the Securities and Exchange Commission. During the year ended December 31, 2015, the Company paid $12,000 towards the penalty. The remaining balance due is $14,000. The balance remained the same as of June 30, 2016.

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

On April 5, 2016 Iliad Research and Trading, L.P. (“Iliad”) made a demand on the Company to issue 64,660,484 shares of the Company’s common stock (the “Delivery Shares”) issuable upon exercise of warrants issued to Iliad on December 2, 2013 (the “Iliad Warrant”) and for damages due to Company’s failure to deliver the Delivery Shares to Iliad pursuant to the terms of the Warrant, late fees in the amount of $2,000.00 per trading day (the greater of $2,000.00 and 2% of the product of the number of Delivery Shares not delivered to Investor (64,660,484) multiplied by the closing sales price of the Common Stock on the last trading day the Company could have delivered the Delivery Shares to Iliad without breaching the terms of the Warrant (which closing sale price was $0.0011 according to Iliad’s demand) have been accruing since April 1, 2016 (the “Late Fees”). For the six months ended June 30, 2016 the Company accrued $180,000 in penalties. The Company has been notified by Apollo that Apollo Capital Corp. believes that it acquired the Warrants when it acquired the Note on December 18, 2015 as discussed in Note 12 despite Iliad’s demand for issuance of the Delivery Shares. The Company has elected to withhold issuance of the Delivery Shares until the dispute between Iliad and Apollo regarding ownership of the Warrants and the rights to the Delivery Shares has been resolved. The Company is, however, subject to possible late fees and damages as a result of its failure to issue the Delivery Shares to Iliad in the event Iliad is deemed the owner of the Warrant.

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

June 30, 2016

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

Issuance of Preferred Stock

There were no issuances, conversions or redemptions of Preferred Stock during the six months ended June 30, 2016.

B. Common Stock.

We have 2,000,000,000 shares of common stock, par value $.001 per share, authorized. At June 30, 2016 and December 31, 2015 there were 1,317,878,440 and 673,842,729 shares issued and outstanding, respectively.

Common Stock Issuances

During the six months ended June 30, 2016, the Company converted debt and accrued interest totaling $245,940 into 629,035,711 shares of common stock and their related derivative liability amounted to $483,333 reclassified into additional paid in capital.

On January 10, 2016, the Company entered into a one year Consulting and Representation Agreement with 626 Vanderbilt, LLC in exchange for 60,000,000 shares of the Company common stock. The shares were valued at $54,000 based upon the closing price of the Company’s stock on January 10, 2016 of $0.0009 per share and is being amortized over the one-year term. The total amount of $28,553 was included in prepaid consulting services. Amortization of $25,447 and $0 was recorded for the six months ended June 30, 2016 and 2015. The 60,000,000 shares were recorded as common stock issuable for the six months ended June 30, 2016.

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

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

16. Warrants and Options

At June 30, 2016 and December 31, 2015, there are no outstanding stock option awards.

The following is a summary of warrant activity during the period from December 31, 2015 to June 30, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2015	2,132,426	$0.012	2.9
Granted	-	-
Exercised	-	-
Cancelled Forfeited	-	-
Balance, June 30, 2016	2,132,426	$0.012	2.4

For the six months ended June 30, 2016, the following warrants were outstanding:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.012	2,132,426	2,132,426	2.4	$-

On April 5, 2016 Iliad made a demand on the Company to issue 64,660,484 shares of the Company’s common stock (the “Delivery Shares”) issuable upon exercise of warrants issued to Iliad on December 2, 2013 (the “Iliad Warrant”) and for damages due to Company’s failure to deliver the Delivery Shares to Iliad pursuant to the terms of the Warrant, late fees in the amount of $2,000.00 per trading day (the greater of $2,000.00 and 2% of the product of the number of Delivery Shares not delivered to Investor (64,660,484) multiplied by the closing sales price of the Common Stock on the last trading day the Company could have delivered the Delivery Shares to Iliad without breaching the terms of the Warrant (which closing sale price was $0.0011 according to Iliad’s demand) have been accruing since April 1, 2016 (the “Late Fees”). For the six months ended June 30, 2016 the Company accrued $180,000 in penalties. The Company has been notified by Apollo that Apollo Capital Corp. believes that it acquired the Warrants when it acquired the Note on December 18, 2015 as discussed in Note 12 above despite Iliad’s demand for issuance of the Delivery Shares. The Company has elected to withhold issuance of the Delivery Shares until the dispute between Iliad and Apollo regarding ownership of the Warrants and the rights to the Delivery Shares has been resolved. The Company is, however, subject to possible late fees and damages as a result of its failure to issue the Delivery Shares to Iliad in the event Iliad is deemed the owner of the Warrant.

For the year ended December 31, 2015, the following warrants were outstanding:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.012	2,132,426	2,132,426	2.9	$-

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

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

During 2015, the Company’s valuation allowance was increased by approximately $466,000 from the prior year. Further, for interim reporting the Company will pass the valuation allowance calculation and feels that the same would be done during the year ended reporting December 31, 2016 for better comparison.

18. Subsequent Events

A. Conversions

As of the date of the filing of these financial statements with the SEC on Form 10-Q, the holders of convertible debt issued by the Company in the approximate amount of $53,835 comprised of principal and accrued interest into approximately 256,358,476 shares of the Company’s common stock.

B. Financing

●	On July 26, 2016, the Company issued to Apollo Management Group, LLC (“Apollo Capital”) a Convertible Promissory Note (the “Note”) in the original principal amount of $275,000 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded daily. The Company sold the Note to Apollo Capital for $250,000 with $25,000 retained by Apollo Management Group as an original issuance discount for due diligence and legal expenses related to the transaction. Subsequent to June 30, 2016 the Company received $52,250. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Apollo Capital’s option, at any time beginning 180 days after the date of issuance at a 50% discount of by the lowest trading price for the Company’s common stock during the 20 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is January 25, 2017 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

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

●	On July 21, 2016, the Company issued to Chris Gingold a Promissory Note (the “Note”) in the original principal amount of $30,000 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded daily. In addition, 10,000,000 shares of common stock will be issued as additional interest on the note within five days of receipt of note proceeds. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is August 21, 2016 (the “Maturity Date”). If the loan is paid later than 30 days the following additional payments are due:

●	If more than 30 days an additional 10,000,000 shares

●	If more than 45 days additional 20,000,000 shares

●	If more than 60 days additional 10,000,000 shares

●	On August 10, 2016, the Company issued to Old Main Capital, LLC (“Ole Main Capital”) a Convertible Promissory Note (the “Note”) in the original principal amount of $222,222 (the “Purchase Price”) which Note bears interest at 8% per annum, (with the initial 6 months of interest being guaranteed upon the Issue Date) and is compounded daily. The Company sold the Note to Old Main Capital for $200,000 with $22,222 retained by Old Main Capital as an original issuance discount (“OID”) for due diligence and legal expenses related to the transaction. Old Main Capital will issue $50,000.00 of the Note (the “First Tranche”) within a reasonable amount of time of the full execution of the Note and related transactional documents. At the closing of the First Tranche, the outstanding principal amount under the Note will be $55,555.50, consisting of the First Tranche and $5,555.50 of the OID. Unless an event of default under the Note occurs, Old Main Capital shall fund the remainder of the $200,000 as follows: (i) $25,000.00 on the Friday of the third week following the funding of the First Tranche, (ii) $25,000.00 on the Friday of the sixth week following the funding of the First Tranche, (iii) $50,000.00 on the Friday of the tenth week following the funding of the First Tranche, (iv) $25,000.00 on the Friday of the twelfth week following the funding of the First Tranche, and (v) $25,000.00 on the Friday of the fifteenth week following the funding of the First Tranche. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Old Main Capital’s option, at any time beginning 180 days after the date of issuance at a 65% discount of by the lowest trading price for the Company’s common stock during the 30 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is February 10, 2017 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

The Note may not be prepaid in whole or in part except as otherwise explicitly set forth in the Note. Any amount of principal or interest on the Note, which is not paid by the Maturity Date, shall bear interest at the rate of the lesser of (i) twenty four percent (24%) per annum or (ii) the maximum amount allowed by law, from the due date thereof until the same is paid.

C. Agreements

On July 29 2016, the Company entered into a one year Consulting and Representation Agreement with Corporate Adds, LLC in exchange for 50,000,000 shares of the Company common stock and $25,000 cash payment.

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

Our Outlook

We plan to continue to grow our business by strategically deploying our marketing resources and expanding the number of new sponsorship programs that will provide nationwide exposure of our brand. In addition, we expect to expand our business following our recent acquisition of assets from Apollo Betting, pursuant to which the Company and its wholly owned subsidiary SeanieMac Holdings Ltd., (“Holdings”) purchased Apollo Betting’s online gambling and betting business carried in the United Kingdom, via a purchase of Apollo Betting’s assets related to that business. and the migration of the acquired business onto a new operating platform which is capable of delivering the online betting services provided by Apollo.

Our overhead costs outside of discretionary marketing, corporate finance and Securities and Exchange Commission (“SEC”) legal and administrative expenses are expected to remain low due to our utilization of a third party online gaming website provider to develop and operate all aspects of our gaming Website. As we grow, the need to hire additional staff to manage Website and betting operations will be minimized allowing us to focus on marketing and customer retention. Since marketing is a key factor in our growth, we plan to continue to spend available capital on marketing and business development for the foreseeable future and will continue our efforts to raise additional capital to achieve these objectives.

We have funded most of our Website development activities utilizing advances from a related party shareholder. See “Management’s Discussion and Analysis—Liquidity and Capital Resources.”

The Company’s Results of Operations

The following comparative analysis on results of operations was based primarily on the condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and six months ended June 30, 2016 and 2015. For comparative purposes, we are comparing the three and six months ended June 30, 2016, to the six months ended June 30, 2015. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes included in this quarterly report.

Comparison of operating results for the three months ended June 30, 2016 and the three months ended June 30, 2015

Revenue

Gross gaming revenues (“GGRs”) during the six months ended June 30, 2016 and 2015 were $218,456 and $45,910, respectively. The increase in gross gaming revenues for the three months ended June 30, 2016 over the three months ended June 30, 2016 of $172,546 was primarily attributable to acquisition of Apollo Betting during the period.

Promotional Allowances

Promotional allowances during the three months ended June 30, 2016 totaled $30,248, as compared to promotional allowances of $34,498 for the comparable period in 2015, a decrease of $4,250. The decrease in promotional allowances reflects the efficiency in the cost of customer promotions and bonuses, including free bets, used to generate revenues and incurred during the period.

Operating Expenses

Operating expenses during the three months ended June 30, 2016 totaled $585,989, as compared to operating expenses of $107,206 for the comparable period in 2015, an increase of $478,783. The increase in operating expenses reflects an increase in selling, general and administrative expenses.

Operating Loss

Our operating loss during the three months ended June 30, 2016 totaled $397,781, as compared to our operating loss of $95,794 for the comparable period in 2015. The increase in operating loss for the three months ended June 30, 2016 over the three months ended June 30, 2015 of $301,987 was attributable to the increases in operating expenses.

Other Income (Expenses)

Other expenses increased by $256,779 to $513,805 for the three months ended June 30, 2016, from $257,026 for the three months ended June 30, 2015. The increase in other expenses is primarily due to change in fair value of derivative liabilities, partially offset by a loss on debt modification and an increase in interest expense.

Net Income (Loss)

Our net loss for the three months ended June 30, 2016 was $911,586, an increase of $558,766, compared to a net loss of $352,820 for the three months ended June 30, 2015, due to the reasons noted above.

Comparison of operating results for the six months ended June 30, 2016 and the six months ended June 30, 2015

Revenue

Gross gaming revenues (“GGRs”) during the six months ended June 30, 2016 and 2015 were $145,964 and $153,029, respectively. The decrease in gross gaming revenues for the six months ended June 30, 2016 over the six months ended June 30, 2016 of $7,065 was primarily attributable to losses from online sports betting activities during the period.

Promotional Allowances

Promotional allowances during the six months ended June 30, 2016 totaled $188,868, as compared to promotional allowances of $108,721 for the comparable period in 2015, an increase of $80,147. The increase in promotional allowances reflects the cost of customer promotions and bonuses, including free bets, used to generate revenues and incurred during the period.

Operating Expenses

Operating expenses during the six months ended June 30, 2016 totaled $995,469, as compared to operating expenses of $416,657 for the comparable period in 2015, an increase of $578,812. The increase in operating expenses reflects an increase in selling, general and administrative expenses.

Operating Loss

Our operating loss during the six months ended June 30, 2016 totaled $1,038,373, as compared to our operating loss of $372,349 for the comparable period in 2015. The increase in operating loss for the six months ended June 30, 2016 over the six months ended June 30, 2015 of $666,024 was attributable to the revenue reduction and increases in promotional allowances and operating expenses.

Other Income (Expenses)

Other income (expenses) increased by $791,965 to $304,129 for the six months ended June 30, 2016, from $(487,836) for the six months ended June 30, 2015. The increase in other income is primarily due to change in fair value of derivative liabilities, partially offset by a loss on debt modification and an increase in interest expense.

Net Income (Loss)

Our net income (loss) for the six months ended June 30, 2016 was $734,244, a decrease of $125,941, compared to a net loss of $860,185 for the six months ended June 30, 2015, due to the reasons noted above.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We had current assets at June 30, 2016, including cash of $935 and prepaid expenses and other current assets, of $95,849. We had total current liabilities of $9,725,378 and working capital deficiency of $9,628,594 and stockholders’ deficit of $7,224,714 as of June 30, 2016. We are reliant upon shareholder, affiliate and third-party loans to fund operations. We have not realized positive operating cash flow. As a result, our current cash position is not sufficient to fund our anticipated cash requirements over the next 12 months, including operations and capital expenditures.

Net cash used in operating activities during the six months ended June 30, 2016 was $429,556, primarily relating to our $734,244 net loss, increases in operating assets and liabilities, non-cash interest expense, partially offset by change in fair value of derivative liabilities, increase in prepaid expenses and accrued officer’s compensation. In the comparable period of 2015, we had net cash used in operating activities of $156,054.

Net cash used in investing activities increased during the six months ended June 30, 2016 by $80,000 to $80,000 from $0 for the six months ended June 30, 2015 due to acquisition of Apollo Betting during the period.

Net cash provided by financing activities increased during the six months ended June 30, 2016 by $489,685 to $545,919 from $56,234 for the six months ended June 30, 2015. The increase was primarily attributable to proceeds received from issuance of convertible notes approximately $340,000 (net of discount) and from related party approximately $205,000 during the period.

In order to continue to operate our business, we estimate we will require working capital of approximately $500,000 for Website operations, marketing expenses and general and administrative expenses. During the six months ended June 30, 2016, related parties lent us approximately $204,819 in order to fund our temporary working capital requirements. While related parties may continue to lend us funds for our temporary working capital needs, we have not entered into any agreements with anyone for any future loans. In the event we are unable to borrow funds needed for our business, or we are unable to repay our current obligations when due, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in our inability to operate our website which represents our sole business and would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

Convertible Promissory Notes

Convertible promissory notes as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)

Iliad Note (1):
Secured convertible promissory note - Iliad	$380,000	$380,000
Total	380,000	380,000
Less:
OID of $20,000, net of amortization of $20,000 and $20,000 as of June 30, 2016 December 31, 2015, respectively	-	-

Conversions into 99,520,802 shares of common stock	(100,062)	(100,062)

Principal adjustment per note assignment	40,119	40,119

Assignment to Apollo Capital Corporation	(320,057)	(320,057)

Loan discount of $202,500, net of amortization of $202,500 and $202,500 as of June 30, 2016 and December 31, 2015, respectively	-	-
Secured convertible promissory note - Iliad	$(0)	$-

Redwood Note (2):
Secured convertible promissory note - Redwood	$75,000	$75,000
Total	75,000	75,000
Less:
Conversion into 44,988,900 shares of common stock	(43,738)	(43,738)
Assignment to Apollo Capital Corporation	(31,262)	(31,262)
	-	-
Total	-	-
Loan discount of $75,000, net of amortization of $75,000 and $75,000 as of June 30, 2015 and December 31, 2015, respectively	-	-
Secured convertible promissory note – Redwood (note in default)	$-	$-

LG Capital Funding, LLC (3):
10% convertible redeemable note - LG Capital	$40,000	$40,000
Total	40,000	40,000
Loan discount of $40,000, net of amortization of $40,000 and $40,000 as of June 30, 2016 and December 31, 2015, respectively	-	-
10% convertible redeemable note - LG Capital	$40,000	$40,000

8% convertible redeemable note - LG Capital	$36,750	$36,750
Total	36,750	36,750
Loan discount of $36,750, net of amortization of $36,750 and $36,750 as of June 30, 2016 and December 31, 2015, respectively	-	-
Conversion into 51,082,166 shares of stock	(36,750)	(36,750)
8% convertible redeemable note - LG Capital	$-	$-

WHC Capital, LLC (4):
10% convertible redeemable note - WHC Capital	$32,000	$32,000
	-	-
Total	32,000	32,000
Loan discount of $32,000, net of amortization of $32,000 and $32,000 as of June 30, 2016 and December 31, 2015, respectively	-	-
Conversion into 37,034,976 shares of stock	(32,000)	(32,000)
10% convertible redeemable note - WHC Capital	$-	$-

Summit Trading Ltd, (5):
10% convertible redeemable note - Summit	$62,589	$62,589
Total	62,589	62,589
Loan discount of $56,804, net of amortization of $56,804 and $56,804 as of June 30, 2016 and December 31, 2015, respectively	-	-
Conversion of demand note into a convertible note	36,530	36,530
Conversion of accounts payable into a convertible note	35,814	35,814
Transfer to Apollo Capital Corp	(62,559)	(62,589)
Conversion into 45,260,256 shares of common stock as of December 31, 2015	(8,500)	(8,500)
10% convertible redeemable note - Summit	$63,844	$63,844

Apollo Capital Corporation (6):
Notes purchased from GE Park, LLC	291,190	256,190
Notes purchased from Summit	62,589	62,589
Notes purchased from Redwood	31,262	31,262
Notes purchased from Iliad	320,057	320,057
12% convertible redeemable note - Apollo	35,500	-
12% convertible redeemable note - Apollo	55,000	-
12% convertible redeemable note - Apollo	16,500	8,500
Loan discount of S107,000 net of amortization of $67,565 and $1,915 as of June 30, 2016 and December 31, 2015, respectively	(37,520)	(6,585)
Conversion into 55,892,855 and 321,234,184 shares of common stock, respectively, as of June 30, 2016 and December 31, 2015	(391,248)	(209,233)
12% convertible redeemable note - Apollo Capital Corp	$383,330	$462,780

GE Park, LLC (7)
Conversion of demand note into a convertible note	54,000	-
Conversion into 77,142,856 and 0 shares of common stock, respectively, as of June 30, 2016 and December 31, 2015	(54,000)	-
4% convertible redeemable note - GE Park, LLC	$-	$-

Apollo Management Group (8)
12% convertible redeemable note - Apollo	220,000	-
12% convertible redeemable note - Apollo	60,500	-
Loan discount of $280,500 net of amortization of $72,623 and $0 as of June 30, 2016 and December 31, 2015, respectively	(207,877)	-
12% convertible redeemable note - Apollo Management Group	$72,623	$-

Convertible promissory notes, net	$559,797	$566,624

Notes Payable

Notes payable consist of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Notes payable - John Koehler	$30,000	$30,000
Summit	71,802		-
Apollo Betting	1,798,231	-
Total	$1,900,033	$30,000

Loans Payable – Related Parties and Non Related Parties

Loans payable to related parties consist of the following:

Loans payable to related parties consist of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Loan payable - GE Park, LLC (A)	$-	$85,000
Loans payable – Other related parties	-	4,615
Loans payable - Brookstein (B)	15,702	15,702
Loans payable - RDRD II Holding, LLC (C), net of $20,000 debt discount	1,099,610	890,177
Total	$1,115,313	$995,494

Due to related parties consist of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Due to related party - GE Park, LLC (D)	$366,667	$426,737
Due to related party – Brookstein B. (D)	28,188	28,188
Due to related party – Kessler (D)	28,086	19,873
Total	$422,941	$474,798

Due to non-related parties consist of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Summit Trading LTD (D)	$127,576	$199,025
Total	$127,576	$199,025

Going Concern

Our condensed consolidated unaudited financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continued losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.

The Company’s primary need for cash during the next 12 months is to fund payments of operating costs. At June 30, 2016 and December 31, 2015, the Company had working capital deficiencies of $9,628,594 and $8,012,281, respectively, and total stockholders’ deficit of $7,224,714 and $7,342,540, respectively.

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

Related Party Transactions

As of June 30, 2016 and December 31, 2015, $-0- and $4,615 respectively, was recorded as a payable and receivable from a related party, respectively.

Accrued Officer’s Compensation. The Company accrued compensation for Mr. Brookstein in the amount of $135,000 and during the six months ended June 30, 2016, the unpaid balance was $135,000 and $120,000 as of June 30, 2016 and December 31, 2015, respectively.

Loans Payable. Loans payable to related parties were an aggregate of $1,115,313 and $995,494 for the period ended June 30, 2016 and December 31, 2015, respectively. See Note 11 to the unaudited condensed consolidated financial statements appearing elsewhere in this report.

Due to related parties. At June 30, 2016 and December 31, 2015, due to related parties totaled $422,941 and $474,798, respectively. See Note 11 to the unaudited condensed consolidated financial statements appearing elsewhere in this report.

Interest Expense - Related Parties. Interest expense to related parties totaled $30,302 and $29,960 for six months ended June 30, 2016 and 2015 respectively. See Note 11 to the unaudited condensed consolidated financial statements appearing elsewhere in this report.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Critical Accounting Policies

Our condensed consolidated financial statements and related public information are based on the application of U.S. GAAP. Our significant accounting policies are summarized in Note 4 to our consolidated financial statements. While all of these significant accounting policies impact our financial condition and the results of our operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements. Our critical accounting policies are discussed below.

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

Revenue Recognition

Revenue is recognized upon the completion of the related gaming event. Gross gaming revenue is the gross gaming yield (which is the difference between gaming wins and losses), and includes promotional betting (“Free Bets”), net of the revenue share portion due our third-party provider (see Note 4 to our consolidated financial statements included herein). Free Bets are included in promotional allowances and are deducted from gross gaming revenue. All other costs are included in selling, general and administrative expenses. For the six months ended June 30, 2016 and 2015, no revenue share amounts were due to our third-party provider.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2016 and 2015, the Company did not have any derivative instruments that were designated as hedges.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, who is also our Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

Management identified a material weakness in its assessment of the effectiveness of disclosure controls and procedures as of June 30, 2016. We did not maintain an adequate number of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, including the performance of internal audit functions and segregation of duties. In addition, management determined that the lack of an audit committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On August 14, 2014, the Company agreed to the entry of an Order Instituting Cease and Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934 (“Agreed Order”), with the SEC. The agreement with the SEC was subsequently modified on September 17, 2014 and is pending final approval from the SEC. Pursuant to the Agreed Order, the Company acknowledged that it was delinquent in its filing requirements in that it had failed to file its annual report on Form 10-K for the year ended December 31, 2013, its quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and a current report on Form 8-K. Moreover, the Company has agreed to pay civil penalties in the total amount of $50,000 as a result of these delinquent filings. The Company is diligently working toward completing and filing its delinquent reports. The penalty of $50,000 was expensed during the third quarter of 2014. On September 23, 2014, the Company deposited $25,000 in an escrow account with its legal counsel. During 2014, $24,000 of these funds was used to partially pay the civil penalties of $50,000 that are due the SEC. During the year ended December 31, 2015, the Company paid $12,000 toward the penalty. The remaining balance due is $14,000. The balance remained the same as of June 30, 2016.

On April 5, 2016 Iliad Research and Trading, L.P. (“Iliad”) made a demand on the Company to issue 64,660,484 shares of the Company’s common stock (the “Delivery Shares”) issuable upon exercise of warrants issued to Iliad on December 2, 2013 (the “Iliad Warrant”) and for damages due to Company’s failure to deliver the Delivery Shares to Iliad pursuant to the terms of the Warrant, late fees in the amount of $2,000.00 per trading day (the greater of $2,000.00 and 2% of the product of the number of Delivery Shares not delivered to Investor (64,660,484) multiplied by the closing sales price of the Common Stock on the last trading day the Company could have delivered the Delivery Shares to Iliad without breaching the terms of the Warrant (which closing sale price was $0.0011 according to Iliad’s demand) have been accruing since April 1, 2016 (the “Late Fees”). For the six months ended June 30, 2016 the Company accrued $180,000 in penalties. The Company has been notified by Apollo that Apollo Capital Corp. believes that it acquired the Warrants when it acquired the Note on December 18, 2015 as discussed in Note 12 to the Company’s financial statements despite Iliad’s demand for issuance of the Delivery Shares. The Company has elected to withhold issuance of the Delivery Shares until the dispute between Iliad and Apollo regarding ownership of the Warrants and the rights to the Delivery Shares has been resolved. The Company is, however, subject to possible late fees and damages as a result of its failure to issue the Delivery Shares to Iliad in the event Iliad is deemed the owner of the Warrant.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2016, $245,940 of debt and accrued interest was converted to 629,035,711 shares of common stock.

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

These shares of our common stock were issued in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended.

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

August 16, 2016	Seaniemac International, Ltd.

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)