Form 10-Q
period 2016-09-30
Seaniemac International, Ltd.
filed 2016-11-18
CIK 1206133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 16, 2016, there were 2,533,452,820 shares of common stock, $0.001 par value, outstanding.

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

3

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

Seaniemac International, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(UNAUDITED)

ASSETS

Current Assets
Cash	$9,385	$959
Prepaid expenses and other current assets	104,261	1,000
Total Current Assets	113,646	1,959

Equipment, net	2,018	696
Goodwill	996,894	-
Intangible assets	595,741	-

Total Assets	$1,708,299	$2,655

LIABILITIES AND DEFICIT

Current Liabilities
Convertible promissory notes, net - related party, net	$197,957	$-
Convertible promissory notes, net	1,105,571	566,624
Notes payable	1,872,548	30,000
Accounts payable and accrued expenses	2,853,461	1,701,474
Stock payable	71	-
Due to related parties	398,281	474,798
Due to non related parties	127,762	199,025
Loans payable -related parties	1,107,993	995,494
Accrued officer’s compensation	-	120,000
Debt derivative liabilities	3,424,839	2,310,067
Warrant derivative liabilities	875,871	1,616,758

Total Current Liabilities	11,964,354	8,014,240

Commitments and Contingencies

Deficit
Convertible Preferred stock, $0.001 par value: 10,000,000 shares authorized,
Series A:2,500,000 shares authorized, 2,293,750 shares issued and outstanding	2,294	2,294
Series B:1,500,000 shares authorized, 1,250,000 shares issued and outstanding	1,250	1,250
Series C:2,000,000 shares authorized, 1,828,569 shares issued and outstanding	1,829	1,829
Series D:100,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value; 4,000,000,000 shares authorized, 1,963,227,058 and 673,842,729 shares issued and outstanding, as of September 30, 2016 and December 31, 2015, respectively	1,963,227	673,842
Common stock issuable, $0.001 par value; 129,000,000 and 15,000,000 shares as of September 30, 2016 and December 31, 2015, respectively	129,000	15,000
Additional paid-in capital	422,887	476,198
Subscription receivable	(131)	(131)
Accumulated other comprehensive income	221,537	225,629
Accumulated deficit	(12,307,348)	(8,738,551)
Total Seaniemac International, Ltd. Stockholders’ Deficit	(9,565,355)	(7,342,540)
Non-controlling interest	(690,700)	(669,045)
Total Deficit	$(10,256,055)	$(8,011,585)

Total Liabilities and Deficit	$1,708,299	$2,655

Seaniemac International, Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Gross gaming revenue	$7,480	$10,621	$153,444	$163,650

Promotional allowances	24,300	11,438	213,168	120,159

Net gaming Income (loss)	(16,820)	(817)	(59,724)	43,491

Operating Expenses
Selling, general and administrative expenses	541,737	131,449	1,419,784	548,106
Depreciation and amortization expense	67,461	-	184,883	-
Total Operating Expenses	609,198	131,449	1,604,667	548,106

Operating Loss	(626,018)	(132,266)	(1,664,391)	(504,615)

Other Income / (Expense)
Change in fair value of embedded derivative liability	(438,158)	(549,568)	827,309	(380,159)
Loss on debt modification	-	-	(134,614)	(371,824)
Loss on debt modification -related party	(444,339)	-	(444,339)	-
Interest expense (including amortization of loan costs, debt discount and penalty)	(1,347,693)	(61,685)	(2,174,417)	(346,962)
Realized foreign exchange loss	-	(1,856)	-	(2,000)
Total Other Income / (Expense)	(2,230,190)	(613,109)	(1,926,061)	(1,100,945)

Net Income (Loss)	$(2,856,208)	$(745,375)	$(3,590,452)	$(1,605,560)

Income /(Loss) Attributable to Non-controlling Interest	$(1,953)	$(31,744)	$(21,655)	$(85,952)

Net Income (Loss) Attributable to Common Shareholders	$(2,854,255)	$(713,631)	$(3,568,797)	$(1,519,608)

Net Income /(Loss) Per Share - Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Income /(Loss) Per Share - Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period ended Basic	1,628,112,178	673,842,729	1,148,066,775	547,032,100

Weighted average number of shares outstanding during the period ended Diluted	1,628,112,178	673,842,729	1,148,066,775	547,032,100

Seaniemac International, Ltd. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated net Income (loss)	$(2,856,208)	$(745,375)	$(3,590,452)	$(1,605,560)
Other comprehensive loss, net of tax:
Foreign currency translation income	32,295	(3,321)	(4,092)	96,295
Comprehensive loss	(2,823,913)	(748,696)	(3,594,544)	(1,509,265)
Comprehensive Income/(loss) attributable to non-controlling interest	(1,953)	31,744	(21,655)	85,952
Comprehensive loss attributable to common shareholders	$(2,821,960)	$(780,440)	$(3,572,889)	$(1,595,217)

Seaniemac International, Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net Loss, including of non-controlling interest	$(3,590,452)	$(1,605,560)
Adjustments to reconcile net income/(loss) to net cash used in operations
Depreciation and amortization	184,882	576
Share based payment	93,600	43,500
Non-cash interest	979,134	-
Change in fair value of debt derivative liability	-	45,225
Change in fair value of warrant derivative liability	(827,309)	334,934
Amortization of debt discount and OID attributable to convertible debt	478,882	248,405
Amortization of deferred loan costs	-	13,368
Imputed interest	133,165	22,524
Loss on debt modification	134,614	371,824
Loss on debt modification - related party	444,339
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	117,900	68,670
Due to related parties	(198,286)	-
Due to non-related parties	(71,263)	-
Accounts payable and accrued expenses	1,398,012	279,274
Accrued officer’s compensation	-	22,500
Total adjustments	2,867,670	1,450,800
Net Cash Used In Operating Activities	(722,782)	(154,760)

Cash Flows From Investing Activities:
Initial payment made for acquisition	(80,000)	-
Net Cash Used In Investing Activities	(80,000)	-

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes	716,984	-
Less: OID	(71,698)	-
Proceeds from loans - related parties	140,014	58,404
Proceeds from the loan	30,000	-
Net Cash Provided by Financing Activities	815,300	58,404

Effect of foreign exchange fluctuations on cash	(4,092)	96,295

Net Decrease in Cash	8,426	(61)

Cash at Beginning of Period	959	446

Cash at End of Period	$9,385	$385

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt, including related party and accrued interest	$345,431	$445,497
Derivative liability reclass to equity - on conversion of note	$777,878	$513,143
Accounts payable reclassed into demand note	$71,802	$-
Accounts payable reclassed into convertible loan	$-	$35,814
Accounts payable reclassed into convertible loan - related party	$197,958
Short term demand notes payable reclassed into convertible loan	$-	$36,530
Loans payable, reclassed into convertible loan - related party	$-	$81,200
Loans payable, reclassed into convertible loan	$85,000	$-
Accrued interest reclassed into convertible loan	$4,000	$-
Debt discount and initial derivative liability at the issuance date of the notes	$1,400,119	$-
Accounts payable balance paid directly by convertible promissory notes	$27,500	$-
Convertible loan related party reclassified into convertibles notes	$-	$176,200
Warrant derivative liability at inception	$-	$-
Apollo Acquisition transaction	$2,000,000	$-
Common stock to be issued now issued	$15,000	$-

SEANIEMAC INTERNATIONAL, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Seaniemac International, Ltd. and Subsidiaries (the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information sand footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on April 14. 2016.

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

On July 14, 2016, the Company entered into an agreement with Optima Information Services, S.L (“OIS”). OIS is the proprietor and/or license of software and is a supplier of software and information technology services. The Company was granted world-wide, non –exclusive, non-transferrable license to use the software in the betting and gaming business. The costs of platform setup and customization of platform is a onetime fee is $271,703 (GBP 195,000) and full support and maintenance monthly fee is $30,514 (GBP 21,900) per month. As of September 30, 2016 the Company paid $62,701 (GBP 45,000) in platform set up cost and the balance to be pay in 12 installments of $17,417 (GBP 12,500). The Company expensed full $271,703 as a direct costs during the nine months ended September 30, 2016.

On July 14, 2016, the Company entered into an agreement with SportsBetting and Gaming Services Malta, LTD (“SGS”). Under the agreement the Company will be using the technology which is licensed to SGS for sports betting and gaming. The agreement will remain in effect for twelve months, however, the agreement can be terminated due to non-payment. There is no upfront costs under the agreement. The SGS will pay the Company a commission comprised of a share of 100% of Net Gaming Revenue less 3% commission with a cap of (EU 6,000) and a minimum of (EU 1,800). Net Gaming Revenue is all revenues received by the business on sports betting and gaming after deducting:

●	Sums paid out to players as winnings

●	Betting and gaming ta and duties

●	Transaction charges to banks and payment processors

●	Cost of bonuses, promotions and commissions paid to players as a promotion or marketing activity

●	Commission paid to a third party in order to use any software, technology or other products s online or mobile

If negative revenue for the months is a negative figure that amount will be carried over to the future months. Any negative amount is required to be satisfies within days 10 and get gaming revenue minimum fee will EU 1,800 under the term of this contact. As of September 30, 2016, no revenue generation started from this arrangement.

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
$2,000,000

The Customer relationships and the employee contracts provisions will be amortized over their estimated useful lives of 3 years. During the three and nine months ended September 30, 2016, the Company charged to operations amortization expense of $184,575 and $117,422, respectively.

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

Seaniemac International, Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Gross gaming revenue	$7,480	$163,784	$180,836	$264,741

Promotional allowances	24,300	141,344	267,066	409,575

Net gaming Income (loss)	(16,820)	22,440	(86,230)	(144,834)

Operating Expenses
Selling, general and administrative expenses	541,737	190,363	1,452,166	715,148
Depreciation and amortization expense	67,461	560	185,401	1,660
Total Operating Expenses	609,198	190,923	1,637,567	716,808

Operating Loss	(626,018)	(168,483)	(1,723,797)	(861,642)

Other Income / (Expense)
Change in fair value of embedded derivative liability	(438,158)	(549,568)	827,309	(380,159)
Loss on debt modification	-	-	(134,614)	(371,824)
Loss on debt modification -related party	(444,339)	-	(444,339)	-
Interest expense (including amortization of loan costs, debt discount and penalty)	(1,347,693)	(61,685)	(2,174,417)	(346,962)
Realized foreign exchange loss	-	(1,858)	-	(2,401)
Total Other Income / (Expense)	(2,230,190)	(613,111)	(1,926,061)	(1,101,346)

Net Income (Loss)	$(2,856,208)	$(781,594)	$(3,649,858)	$(1,962,988)

Income /(Loss) Attributable to Non-controlling Interest	$(1,953)	$(31,744)	$(21,655)	$(85,952)

Net Income (Loss) Attributable to Common Shareholders	$(2,854,255)	$(749,850)	$(3,628,203)	$(1,877,036)

Net Income /(Loss) Per Share - Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Income /(Loss) Per Share - Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period ended Basic	1,628,112,178	673,842,729	1,148,066,775	547,032,100

Weighted average number of shares outstanding during the period ended Diluted	1,628,112,178	673,842,729	1,148,066,775	547,032,100

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

3. Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception. At September 30, 2016, the Company had working capital deficiencies and accumulated deficit of $11,850,708 and $12,307,348, respectively.

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

	Useful Life	September 30, 2016	December 31, 2015

Goodwill	Indefinite	996,894	-
Customer Lists and Intangible Assets	3 Years	767,445	-
Accumulated amortization		(171,703)	-
Net carrying value		$1,592,636	$-

The company recorded above goodwill and intangible assets related to the acquisition of Apollo Betting and Gaming, LTD. It has been determined that the goodwill has an indefinite useful life and are not subject to amortization. However, the goodwill will be reviewed for impairment annually or more frequently if impairment indicators arise. For the nine months September 30, 2016 no impairment loss has been recorded.

E. Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

We had revenues of $7,480 and $10,621 for the three months ended September 30, 2016 and 2015; respectively. Promotional allowances and direct costs of $24,300 and $11,438 for the three months ended September 30, 2016 and 2015; respectively.

We had revenues of $153,444 and $163,650 for the nine months ended September 30, 2016 and 2015; respectively. Promotional allowances and direct costs of $213,168 and $120,159 for the nine months ended September 30, 2016 and 2015; respectively.

The Company recognized Gross gaming revenue is the gross gaming yield which is the difference between gaming wins and losses and includes promotional betting (“Free Bets”). Free Bets are included in promotional allowances and are deducted from gross gaming revenue to arrive at the net gaming revenue. All other costs are included in selling, general and administrative expenses.

Significant Customers

During the three months ended September 30, 2016, the Company had two customers which accounted for more than 10% of the Company’s revenues (29% and 10%).

During the three months ended September 30, 2015 the Company had no customer which accounted for more than 10% of the Company’s revenues.

During the nine months ended September 30, 2016, the Company had two customers which accounted for more than 10% of the Company’s revenues (15% and 11%).

During the nine months ended September 30, 2015 the Company had no customers which accounted for more than 10% of the Company’s revenues).

Significant Vendors

During the three months ending September 30, 2016, the Company had two vendors which accounted for more than 10% of the Company’s cost of revenue (77% and 22%).

During the nine months ending September 30, 2016, the Company had two vendors which accounted for more than 10% of the Company’s cost of revenue (44% and 29%).

During the three months ending September 30, 2015, the Company had two vendors which accounted for more than 10% of the Company’s cost of revenue (31%).

During the nine months ending September 30, 2015, the Company had one vendor which accounted for more than 10% of the Company’s cost of revenue (14%).

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

Debt Derivative Liability:

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Debt derivative liability – September 30, 2016	$3,424,839	$—	$—	$3,424,839
Debt derivative liability – December 31, 2015	$2,310,067	$—	$—	$2,310,067

The following table represents the Company’s derivative liability activity for the nine months ended September 30, 2016:

Balance December 31, 2015	$2,310,067
Initial measurement at issuance date of the notes	1,400,119
Loss on debt modification	134,614
Loss on debt modification- related party	444,339
Reclassification of derivative liability associated with convertible debt	(777,878)
Change in derivative liability during the nine months ended September 30, 2016	(86,422)
Balance September 30, 2016	$3,424,839

Warrant derivative liability:

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Warrant derivative liability – September 30, 2016	$875,871	$—	$—	$875,871
Warrant derivative liability – December 31, 2015	$1,616,758	$—	$—	$1,616,758

The following table represents the Company’s warrant derivative liability activity for the nine months ended September 30, 2016

Balance December 31, 2015	$1,616,758
Change in derivative liability during the nine months ended September 30, 2016	(740,887)
Balance September 30, 2016	$875,871

I. Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. The Company currently has no cash equivalents which would consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased.

J. Allowance for Doubtful Accounts

The Company reserves for receivables that may not be collected. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. During the nine months ended September 30, 2016 and 2015, the Company did not record any accounts receivable and no associated allowance was recorded.

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

The computation of basic and diluted loss per share for the nine months ended September 30, 2016 and 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2016	September 30, 2015

Stock Warrants (Exercise price - $0.000175-0.0042/share)	2,307,692,571	1,488,822,973
Convertible Debt (Exercise price - $0.000105 - $0.00030share)	11,651,270,250	1,090,438,356
Preferred Series – A (Exercise price – 1 Preferred shares is convertible into 100 Common Stock	229,375,000	229,375,000
Preferred Series – B (Exercise price – 1 Preferred shares is convertible into 100 Common Stock	125,000,000	125,000,000
Preferred Series – C (Exercise price – 1 Preferred shares is convertible into 100 Common Stock	182,856,900	182,856,900
Preferred Series – D (Exercise price – 1 Preferred shares is convertible into 1000 Common Stock	100,000,000	100,000,000
Total	14,596,194,722	3,116,493,229

The Company’s obligations to issue shares upon conversion of its outstanding convertible notes, the exercise of stock options and warrants and conversion of its preferred stock (the “Convertible Instruments”) at current market prices for its common stock exceeds the 12,559,421,780 authorized but unissued shares of Common Stock as of the date of this report (the “Potentially Issuable Shares”). While it is uncertain whether the Company would receive requests to issue all of the Potentially Issuable Shares and the number of such shares fluctuates based on the market price of the Company’s common stock, the Company may increase the number of its authorized shares of common stock or effectuate a recapitalization, or a combination of both, in order to make available additional shares of its Common Stock for the Potentially Issuable Shares. Such action would require shareholder approval. Until such time as the Company has a sufficient number of shares of its Common Stock for available for issuance to cover the Potentially Issuable Shares, the Company could be subject to penalties and damages to the holders of the Convertible Instruments in the event it does not deliver the Potentially Issuable Shares upon request by a holder of the Convertible Instruments. Furthermore, the lack of available shares of common stock may be deemed a default under one or more of the Convertible Instruments.

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

As of September 30, 2016, the Company has already recorded a charge for the derivative liability resulting from the debt and warrants of $4,300,710. Accordingly, the insufficient of authorized capital had no additional impact on the Company’s financial statements.

M. Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016 and December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Convertible notes (net of discount) –September 30, 2016	$1,105,571	$-	$-	$1,105,571
Convertible notes (net of discount) -
September 30, 2016 – related party	$197,957	$-	$–	$197,957
Convertible notes (net of discount) – December 31, 2015	$566,624	$-	$-	$566,624
Intangible Assets – September 30, 2016	$595,741	$-	$595,741	$-

The following table provides a summary of the changes in fair value of the Company’s Convertible Promissory Notes, which are both Level 3 liabilities as of September 30, 2016:

Balance at December 31, 2015	$566,624
Issuance of notes	716,984
Unamortized debt discount	(716,984)
Principal adjustment – per note assignment and penalty	296,000
Accounts payable and short term demand notes payable reclassified into convertible notes	85,000
Amortized debt discount	478,882
Conversion of notes	(320,935)
Balance at September 30, 2016	$1,105,571

The following table provides a summary of the changes in fair value of the Company’s Convertible Promissory Notes – related parties, which are both Level 3 liabilities as of September 30, 2016:

Balance at December 31, 2015	$-
Accounts payable and short term demand notes payable reclassified into convertible notes	197,957
Balance at September 30, 2016	$197,957

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the nine months ended September 30, 2016 and year ended December 31, 2015.

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

The Company has adopted the provisions of FASB ASC 740. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2016 and December 31, 2015, the Company had no material uncertain recognized tax positions.

The Company’s policy for recording interest and penalties is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of September 30, 2016 and December 31, 2015. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Q. Recently Issued Accounting Pronouncements

ASU. 2016-16

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted.

ASU.2016-15

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-15 on its Consolidated Financial Statements.

ASU.2016-13

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Statements,” which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019 (fiscal year 2021 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-13 on its Consolidated Financial Statements.

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Prepaid consulting services	$103,261	$-
Deposits	1,000	1,000
Total	$104,261	$1,000

On January 10, 2016, the Company entered into a one-year Consulting and Representation Agreement with 626 Vanderbilt, LLC in exchange for 60,000,000 shares of the Company common stock. The shares were valued at $54,000 based upon the closing price of the Company’s stock on January 10, 2016 of $0.0009 per share. The total amount of $15,090 was included in prepaid consulting services and is being amortized over the one-year term. Amortization of $38,910 and $0 was recorded for the nine months ended September 30, 2016 and 2015.

On February 10, 2016, the Company, through its wholly owned subsidiary Seaniemac Holdings Ltd. (“Holdings”), entered into an agreement (the “Agreement”) with Apollo Betting and Gaming Ltd (“Apollo”), pursuant to which Holdings purchased Apollo’s online gambling and betting business carried on by Apollo in the United Kingdom, via a purchase of Apollo’s assets related to that business. Part of the assets acquired includes employment contracts with a fair value of $47,327 and recorded as prepaid consulting services for the nine months ended September 30, 2016 (See Note 2).

On April 27, 2016, the Company entered into a one-year rent agreement with IB Halton for $20,888. The total amount of $11,795 was included in prepaid consulting services and is being amortized over the one-year term. Amortization of $3,482 and $0 was recorded for the nine months ended September 30, 2016 and 2015.

On July 29 2016, the Company entered into a one year Consulting and Representation Agreement with Corporate Adds, LLC in exchange for 25,000,000 shares of the Company common stock and $37,500 cash payment. The shares were valued at $20,000 based upon the closing price of the Company’s stock on July 29, 2016 of $0.0008 per share. The total amount of $29,048 was included in prepaid consulting services and is being amortized over the one-year term. Amortization of $3,452 and $0 was recorded for the nine months ended September 30, 2016 and 2015.

6. Equipment and Intangible, Net

Equipment consists of the following:

	Estimated Useful Life	September 30, 2016	December 31, 2015
		(Unaudited)
Computer equipment	5 years	$2,088	$2,588
Fixtures and fitting (acquired- see note 2)		1,666	-
Accumulated depreciation		(1,736)	(1,893)
Equipment, net		$2,018	$696

Intangible consists of the following:

	Useful Life	September 30, 2016	December 31, 2015

Goodwill (acquired- see note 2)	Indefinite	996,894	-
Customer Lists (acquired- see note 2)	3 Years	767,445	-
Accumulated amortization		(171,703)	-
Net carrying value		$1,592,636	$-

Depreciation and amortization expense was $67,460 and $152 for three months ended September 30, 2016 and 2015, respectively.

Depreciation and amortization expense was $184,882 and $576 for nine months ended September 30, 2016 and 2015, respectively.

7. Deferred Loan Costs, Net

Deferred loan costs, net consists of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Deferred loan costs	$-	$14,282
Accumulated amortization	-	(14,282)
Deferred loan costs, net	$-	$-

The Company incurred deferred loan costs of $21,000 in connection with a Secured Convertible Promissory Note issued to Iliad Research and Trading, L.P. (“Iliad”) on December 2, 2013. These deferred loan costs are being amortized over the twenty-three month term of the note. The Company recorded amortization of deferred loan costs of $0 and $2,739 for the three months ended September 30, 2016 and 2015; respectively and $0 and $8,217during the nine months ended September 30, 2016 and 2015, respectively.

The Company incurred deferred loan costs of $5,800 in connection with the issuance of a 10% convertible note issued to LG Capital Funding, LLC (“LG Capital”) on April 1, 2014. These deferred loan costs are being amortized over the 1 year term of the note. The Company recorded amortization of deferred loan costs of $0 and $1,450 for the nine months ended September 30, 2016 and 2015; respectively. .

Additional deferred loan costs of $5,000 were incurred in connection with the issuance of a 12% convertible note issued to WHC Capital, LLC (“WHC Capital”) on April 4, 2014. These deferred loan costs are being amortized over the 1 year term of the note. The Company recorded amortization of deferred loan costs of $0 and $1,308 for the three and nine months ended September 30, 2016 and 2015; respectively, and of $0 and $1,308 for the three and nine months ended September 30, 2016 and 2015; respectively.

On July 14, 2014, the Company incurred deferred loan costs of $1,750 in connection with the issuance of an 8% convertible note to LG Capital. These deferred loan costs are being amortized over the 1 year term of the note. The Company recorded amortization of deferred loan costs of $0 and $365 for the three and nine months ended September 30, 2016 and 2015; respectively.

On August 15, 2014, the Company incurred additional deferred loans costs of $3,675 in connection with the issuance of a 10% convertible note to Summit Trading Ltd. (“Summit”). These deferred loan costs are being amortized over the 1 year term of the note. The Company recorded amortization of deferred loan costs of $0 and $357 for the three months ended September 30, 2016 and 2015; respectively, and $0 and $2,247 for the nine months ended September 30, 2016.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Accounts payable	$1,372,728	$1,325,813
Accrued expenses and other current liabilities	1,480,733	375,661
Total	$2,853,461	$1,701,474

Consulting fees expenses incurred for non-controlling shareholders were $54,724 and $57,338 for the three months ended September 30, 2016 and 2015, respectively.

Consulting fees expenses incurred for non-controlling shareholders were $153,268 and $162,240 for the nine months ended September 30, 2016 and 2015, respectively.

Accrued expenses include related party accrued interest of $70,365 and $42,697 as of September 30, 2016 and December 31, 2015, respectively.

Accrued expenses include accrued late fees of $360,000 and $-0- as of September 30, 2016 and December 31, 2015, respectively, in respect to Iliad Warrant (see Note 14).

9. Accrued Officer’s Compensation

Effective July 1, 2016 the Company increased the officer’s compensation to $5,000 per month and a $5,000 bonus for the Officers’ acceptance of salary in a form of a convertible note in lieu of the cash payment. . The Company accrued compensation for Brookstein in the amount of $35,000 during the three months ended September 30, 2016 and 2015 and $15,000 during the nine months ended September 30, 2016 and 2015, the unpaid balance was $155,000 and $120,000 as September 30, 2016 and December 31, 2015, respectively. Effective September 30, 2016, the Company issued a 12% convertible promissory note in the principal amount of $155,000 for unpaid salary. The remaining unpaid salary is $0.

10. Notes Payable

Notes payable consist of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Notes payable - John Koehler	$30,000	$30,000
Note payable – Chris Gingold	30,000	-
Summit	71,802	-
Apollo Betting	1,740,746	-
Total	$1,872,548	$30,000

On October 1, 2003, Execuserve Corp. (“Execuserve”), issued a $150,000 non-interest bearing promissory note to Koehler, an investor in the predecessor. Upon completion of the merger of Execuserve and the Company pursuant to an agreement and plan of merger dated as of February 5, 2010, the balance of the amount Execuserve owed Koehler was $37,000. Although the Company agreed to pay the balance in monthly installments of $1,000, the Company is in default as it has not made a payment since September 2010. The balance due to Koehler at both September 30, 2016 and December 31, 2015 totaled $30,000.

On May 29, 2014, the Company issued a demand note to Summit Trading Ltd. (“Summit”) in the amount of $8,500. A second note in the amount of $18,030 was issued to Summit on September 15, 2014, and a third note in the amount of $10,000 was issued to Summit on November 6, 2014. These notes bear interest of 4% per annum on any unpaid principal and are payable on demand. Interest expense was $6,630 and $3,030 for the nine months ended September 30, 2016 and 2015, respectively. On February 27, 2015, the terms of the Summit demand notes were modified. The $36,530 became convertible notes that are convertible at 60% of the lowest trading price utilizing a six-day look-back period (see Note 12).

On February 10, 2016, the Company, through its wholly owned subsidiary Seaniemac Holdings Ltd. (“Holdings”), entered into an agreement (the “Agreement”) with Apollo Betting and Gaming Ltd (“Apollo”), pursuant to which Holdings purchased Apollo’s online gambling and betting business carried on by Apollo in the United Kingdom, via a purchase of Apollo’s assets related to that business.

In exchange for the assets, the Company agreed to pay Apollo a total of $2,000,000, as follows: (i) $80,000 was paid at the closing; (ii) $10,000 to be paid to Apollo within 2 business days of the date on which Apollo delivers to Holdings audited accounts of Apollo for the year ended March 31, 2014; (iii) $10,000 to be paid to Apollo within 2 business days of the date on which Apollo delivers to Holdings audited accounts of Apollo for the year ended 31 March 2015; and (iv) $1,900,000 to be paid to Apollo upon the migration of the acquired business onto a new operating platform which is capable of delivering the online betting services provided by Apollo in substantially the same way as provided by Apollo as of the closing, and the successful use of the new platform in connection with a bet placed by any person who is included on Apollo’s database of customers as of the closing, with the amounts payable being paid from the combined net profits of Holdings and SeanieMac Ltd., which is also a wholly owned subsidiary of the Company. As of September 30, 2016 $1,740,746 is owed to Apollo. The Company also recorded an in kind contribution of interest in the amount of $62,157.

On June 1, 2016 the Company issued a demand note to Summit Trading Ltd. (“Summit”) in the amount of $71,802 in exchange for accounts payable balance. The note bear interest of 4% per annum on any unpaid principal and are payable on demand. Interest expense was $951 and $0 for the nine months ended September 30, 2016 and 2015, respectively.

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

For the nine months ended September 30, 2016, the note remains outstanding. Interest expense was $9,881 and $0 for the nine months ended September 30, 2016 and 2015, based on the interest rate of $12% per annum and the issuance of 10,000,000 shares of common stock valued at $9,000 based on upon the closing price of the Company’s stock on July 21, 2016 of $0.0009 per share. In addition since the note is more than 30 days in default, the Company will issue 10,000,000 shares of common stock valued at $5,000 based upon the closing price of the Company’s stock on September 21, 2016 of $0.0005 per share and accounted under “stock to be issued” in the accompanying unaudited condensed consolidated balance sheet.

11. Loans Payable – Related Parties and Non Related Parties

Loans payable to related parties consist of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Loan payable - GE Park, LLC (A)	$-	$85,000
Loans payable – Other related parties	-	4,615
Loans payable - Brookstein (B)	933	15,702
Loans payable - RDRD II Holding, LLC (C), net of $17,534 debt discount	1,107,060	890,177
Total	$1,107,993	$995,494

Due to related parties consist of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Due to related party - GE Park, LLC (D)	$370,195	$426,737
Due to related party – Brookstein B. (D)	-	28,188
Due to related party – Kessler (D)	28,086	19,873
Total	$398,281	$474,798

On September 30, 2016, the Company issued a 12% convertible promissory note in the principal amount of $28,188 for loan payable to Brookstein B. The remaining unpaid salary is $0.

Due to non-related parties consist of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Summit Trading LTD (D)	$127,576	$199,025
Total	$127,576	$199,025

The Company has specified the following person and entities as related parties with ending balances as of September 30, 2016 and December 31, 2015:

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

On February 20, 2015, the terms of two GE Park demand notes totaling $33,600 were modified into convertible note and subsequently transferred to Apollo Capital Corp. (See Note 12). These notes became convertible at 50% of the lowest traded price utilizing a 10-day look-back period (see Note-12). The determined fair value of the debt derivatives of $75,378 was charged as a loss on debt modification for the year ended December 31, 2015. The note amounted to $21,600 was converted into 33,895,385 shares during the year ended December 31, 2015 and $12,000 plus accrued interest of $819 was converted into 28,487,000 shares during the period ended September 30, 2016 (See Note 12). The remaining balance as of September 30, 2016 is $0.

On January 10, 2016, the terms a GE Park demand note totaling $50,000 and $4,000 of accrued interest was modified into convertible note (See Note 12). This note became convertible at 70% of the lowest traded price utilizing a 10-day look-back period. The determined fair value of the debt derivatives of $53,398 was charged as a loss on debt modification for the nine months ended September 30, 2016.The note was fully $54,000 converted into 77,142,856 shares during the nine months ended September 30, 2016. The remaining balance for the nine months ended September 30, 2016 is $0.

On January 10, 2016, the terms a GE Park demand note totaling $35,000 was modified into convertible note and subsequently transferred to Apollo Capital Corp. (See Note 12). This note became convertible at 65% of the lowest traded price utilizing a 30-day look-back period. The determined fair value of the debt derivatives of $81,216 was charged as a loss on debt modification for the nine months ended September 30, 2016.The note was fully $35,000 converted into 158,196,306 shares during the nine months ended September 30, 2016. The remaining balance for the nine months ended September 30, 2016 is $0.

On October 22, 2013, GE Park, LLC loaned the Company $95,000 to be used for working capital purposes. These notes bear interest at 4% per annum and are due on demand. On November 22, 2014, this promissory loan was modified into convertible note and subsequently transferred to Apollo Capital Corp. (See Note 12). The remaining balance as of September 30, 2016 is $0.

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

In addition, the Company issued GE Park a convertible note in the amount of $79,750 on November 25, 2014. The cash purchase price of $72,500 (which amount is net of the pro-rata portion of original issue discount of $7,250) was received by the Company on the issuance date. The Note bears interest at the rate of 4% per annum. All interest and principal must be repaid on May 25, 2015. The note is convertible into common stock, at a 50% discount to the lowest trading prices of the common stock during the 20 trading day period prior to conversion. On March 3, 2015, the GE Park conversion terms of the GE Park convertible note dated November 25, 2014 for $79,750 were modified to 50% of the lowest traded price utilizing a 10-day look-back. A loss a $38,052 resulted from this modification. The note was transferred to Apollo Capital Corp on March 3, 2015 (See Note 12). The remaining balance as of September 30, 2016 is $0.

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

The charge of the amortization of debt discounts and costs for the nine months ended September 30, 2016 and 2015 was $0 and $63,888, respectively, and was accounted for as interest expense.

Interest expense for the nine months ended September 30, 2016 and 2015 totaled $7,084 and $5,009, respectively. Accrued interest at September 30, 2016 and December 31, 2015 totaled $18,083 and $13,551, respectively.

B. Loans Payable – Brookstein

At various times, Brookstein loaned the Company monies for working capital purposes. The loans do not bear interest and are due on demand. On September 30, 2016 the Company issued a 12% convertible note for $14,769 in exchange for loans payable. At September 30, 2016 and December 31, 2015, loans payable to Brookstein totaled $933 and $15,702 for both.

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

At September 30, 2016 and December 31, 2015, loans payable were $1,107,060 and $890,177, respectively, and accrued interest totaled $68,692 and $51,897, respectively.

The Company imputed interest of $8,391 and $7,748 on amount loaned to the Company by RDRD during the three months ended September 30, 2016 and 2015, respectively, at an assumed rate of 8% per annum.

The Company imputed interest of $24,681 and $22,526 on amount loaned to the Company by RDRD during the nine months ended September 30, 2016 and 2015, respectively, at an assumed rate of 8% per annum.

D. Due related and non-related parties.

During the nine months ended the payments were made on the Company’s behalf from related and non-related parties. The amounts were reclassified from accounts payable to loans due to related and non-related parties.

For the nine months ended September 30, 2016 and 2015, the Company paid approximately $52,000 and $0, respectively, in respect to loans payable related parties.

For the nine months ended September 30, 2016 and 2015, the Company received approximately $8,200 and $0, respectively, in respect to loans payable related parties.

On June 1, 2016 the Company issued a demand note to Summit Trading Ltd. (“Summit”) in the amount of $71,802 in exchange for accounts payable balance- non related party.

On September 30, 2016 the Company issued a 12% convertible note for $28,188 in exchange for Brookstein loans payable. At September 30, 2016 and December 31, 2015, loans payable to Brookstein totaled $-0- and $28,188 for both.

For the three months ended September 30, 2016 and 2015 the Company imputed interest of $14,601 and $0 on payments made on Company’s behalf, at an assumed rate of 8% per annum.

Interest expense to related parties totaled $44,047 and $41,626 for nine months ended September 30, 2016 and 2015 respectively.

12. Convertible Promissory Notes, Net

Convertible promissory notes consist of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)

Iliad Note (1):
Secured convertible promissory note - Iliad	$380,000	$380,000
Total	380,000	380,000
Less:
OID of $20,000, net of amortization of $20,000 and $20,000 as of June 30, 2016 December 31, 2015, respectively	-	-

Conversions into 99,520,802 shares of common stock	(100,062)	(100,062)

Principal adjustment per note assignment	40,119	40,119

Assignment to Apollo Capital Corporation	(320,057)	(320,057)

Loan discount of $202,500, net of amortization of $202,500 and $202,500 as of September 30, 2016 and December 31, 2015, respectively	-	-
Secured convertible promissory note - Iliad	$-	$-

Redwood Note (2):
Secured convertible promissory note - Redwood	$75,000	$75,000
Total	75,000	75,000
Less:
Conversion into 44,988,900 shares of common stock	(43,738)	(43,738)
Assignment to Apollo Capital Corporation	(31,262)	(31,262)
	-	-
Total	-	-
Loan discount of $75,000, net of amortization of $75,000 and $75,000 as of September 30, 2016 and December 31, 2015, respectively	-	-
Secured convertible promissory note – Redwood (note in default)	$-	$-

LG Capital Funding, LLC (3):
10% convertible redeemable note - LG Capital	$40,000	$40,000
Principal adjustment per note penalty clause	97,000	-
Total	137,000	40,000
Loan discount of $40,000, net of amortization of $40,000 and $40,000 as of September 30, 2016 and December 31, 2015, respectively	-	-
10% convertible redeemable note - LG Capital	$137,000	$40,000

8% convertible redeemable note - LG Capital	$36,750	$36,750
Total	36,750	36,750
Loan discount of $36,750, net of amortization of $36,750 and $36,750 as of September 30, 2016 and December 31, 2015, respectively	-	-
Conversion into 51,082,166 shares of stock	(36,750)	(36,750)
8% convertible redeemable note - LG Capital	$-	$-

WHC Capital, LLC (4):
10% convertible redeemable note - WHC Capital	$32,000	$32,000
	-	-
Total	32,000	32,000
Loan discount of $32,000, net of amortization of $32,000 and $32,000 as of September 30, 2016 and December 31, 2015, respectively	-	-
Conversion into 37,034,976 shares of stock	(32,000)	(32,000)
10% convertible redeemable note - WHC Capital	$-	$-

Summit Trading Ltd, (5):
10% convertible redeemable note - Summit	$62,589	$62,589
Total	62,589	62,589
Loan discount of $56,804, net of amortization of $56,804 and $56,804 as of September 30, 2016 and December 31, 2015, respectively	-	-
Conversion of demand note into a convertible note	36,530	36,530
Conversion of accounts payable into a convertible note	35,814	35,814
Transfer to Apollo Capital Corp	(62,559)	(62,589)
Conversion into 45,260,256 shares of common stock as of December 31, 2015	(8,500)	(8,500)
10% convertible redeemable note - Summit	$63,844	$63,844

Apollo Capital Corporation (6):
Notes purchased from GE Park, LLC	$291,190	$256,190
Notes purchased from Summit	62,589	62,589
Notes purchased from Redwood	31,262	31,262
Notes purchased from Iliad	320,057	320,057
12% convertible redeemable note - Apollo	35,500	-
12% convertible redeemable note - Apollo	55,000	-
12% convertible redeemable note - Apollo	16,500	8,500
Principal adjustment per note penalty clause	199,000	-
Assignment to Old Main Capital LLC	(88,235)
Loan discount of $107,000 net of amortization of $105,085 and $1,915 as of September 30, 2016 and December 31, 2015, respectively	-	(6,585)
Conversion into 1,052,670,044 and 321,234,184 shares of common stock, respectively, as of September 30, 2016 and December 31, 2015	(410,515)	(209,233)
12% convertible redeemable note - Apollo Capital Corp	$512,348	$462,780

GE Park, LLC (7)
Conversion of demand note into a convertible note	$54,000	$-
Conversion into 77,142,856 and 0 shares of common stock, respectively, as of September 30, 2016 and December 31, 2015	(54,000)	-
4% convertible redeemable note - GE Park, LLC	$-	$-

Apollo Management Group (8)
12% convertible redeemable note - Apollo	220,000	-
12% convertible redeemable note – Apollo	110,000	-
12% convertible redeemable note – Apollo	205,150
Loan discount of $535,150 net of amortization of $300,904 and $0 as of September 30, 2016 and December 31, 2015, respectively	(234,246)	-
12% convertible redeemable note - Apollo Management Group	$300,904	$-

Old Main Capital LLC (9)
Notes purchased from Apollo Capital Corporation	$88,236	$-
12% convertible redeemable note – OMC	83,334	-
Loan discount of $83,334 net of amortization of $23,239 and $0 as of September 30, 2016 and December 31, 2015, respectively	(60,095)	-
Conversion into 178,571,429 and -0- shares of common stock, respectively, as of September 30, 2016 and December 31, 2015	(20,000)	-
12% convertible redeemable note - Old Main Capital LLC	$91,475	$-
Convertible promissory notes, net	$1,105,571	$566,624

Convertible promissory notes related party consists of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)

Brookstein Note (10):
Conversion of accrued compensation into a convertible note	$155,000	$-
Conversion of loan payable into a convertible note	14,768	-
Conversion of due to balance into a convertible note	$28,189	$-
Secured convertible promissory note – related party	$197,957	$-

1. Iliad Note – Assigned to Apollo Capital Group, Inc.

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

The charge of the amortization of debt discounts and costs for the three months ended September 30, 2016 and 2015 was $0 and $27,362, respectively, and was accounted for as interest expense.

The charge of the amortization of debt discounts and costs for the nine months ended September 30, 2016 and 2015 was $0 and $109,932, respectively, and was accounted for as interest expense.

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

The charge of the amortization of debt discounts and costs for the three and nine months ended September 30, 2016 and 2015 was $-0- and $-0-, respectively, which was accounted for as interest expense.

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

The Company has failed “to keep in reserve the number of shares of its common stock sufficient to meet the Company’s obligation to LG Capital” as required by the note which constituted an Event of Default. Around March 15, 2016 the Company failed to issue conversion shares as requested by LG Capital. As a result of the default and breach, thee interest rate on the outstanding balance increased to 22% per annum and $500 per day penalty began to accrue. The aggregate amount of penalty from August 24, 2016 to September 30, 2016 is $97,000.

The remaining balance as of September 30, 2016 and December 31, 2015 is $137,000 and $40,000, respectively.

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

The charge of the amortization of debt discounts and costs for the three months ended September 30, 2016 and 2015 was $0 and $0, respectively, accounted for as interest expense.

The charge of the amortization of debt discounts and costs for the nine months ended September 30, 2016 and 2015 was $0 and $29,607, respectively, accounted for as interest expense.

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

The charge of the amortization of debt discounts and costs for the three months ended September 30, 2016 and 2015 was $0 and $0, respectively.

The charge of the amortization of debt discounts and costs for the nine months ended September 30, 2016 and 2015 was $0 and $9,529, accounted for as interest expense.

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

The charge of the amortization of debt discounts and costs for nine month ended September 30, 2016 and 2015 was $0 and $35,327, respectively, accounted for as interest expense.

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

For the nine months ended September 30, 2016 and December 31, 2015 the remaining balance due to Summit Trading, Ltd is $63,844.

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

On February 20, 2015, the terms of two GE Park demand notes totaling $33,600 were modified. These notes became convertible at 50% of the lowest traded price utilizing a 10-day look-back period (see Note 11). The determined fair value of the debt derivatives of $75,378 was charged as a loss on debt modification for the year ended December 31, 2015. The note amounted to $21,600 was converted into 33,895,385 shares during the year ended December 31, 2015 (See Note 11). The remaining balance as of December 31, 2015 is $12,000. On April 1, 2016, $12,000 plus accrued interest of $819 was converted into 28,487,000 shares, and the determined fair value of the debt derivatives of $17,334 was reclassified into equity during the period ended September 30, 2016. The remaining balance as of September 30, 2016 is $0.

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

On November 20, 2015, the Company issued to Apollo Capital Group, LLC (“Apollo Capital”) a Convertible Promissory Note (the “Note”) in the original principal amount of $16,500 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded. As of September 30, 2016 the Company received $16,500 of the convertible note. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Apollo Capital’s option, at any time beginning 180 days after the date of issuance at a 60% discount of by the lowest trading price for the Company’s common stock during the 30 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is May 20, 2016 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

At the inception of the Apollo Capital note, the Company determined the aggregate fair value of $18,758 of embedded derivatives. Subsequent to the December 31, 2015, the Company recorded an additional fair value of $13,369 for the additional funding received subsequent to the year end. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 205.06%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.00024 per share. The determined fair value of the debt derivatives of $8,500 was charged as a debt discount up to the net proceeds of the note with the remainder of $10,258 charged to current period operations as non-cash interest expense. The charge of the amortization of debt discounts and costs for the three and nine months ending September 30, 2016 and 2015 was $0 and $0 and $16,500 and $0, respectively, accounted for as interest expense. The remaining balance for the nine months ended September 30, 2016 is $78,783.

On October 11, 2016, the Company entered into a forbearance agreement effective on August 24, 2016 related to the note dated November 20, 2016. . The Company has failed “to keep in reserve the number of shares of its common stock sufficient to meet the Company’s obligation to Apollo” as required by the note which constituted an Event of Default. As a result of the default the interest rate on the outstanding balance increased to 22% per annum and $2,000 per day penalty began to accrue. The aggregate amount of penalty from August 24, 2016 to September 30, 2016 is $76,000

In additions to above penalty, during the nine months ended September 30, 2016, the Company accrued $24,000 as penalty for being not filing on time and having a yield sign up and adjusted the principal loan balance accordingly.

On January 10, 2016, the terms a GE Park demand note totaling $35,000 was modified and assigned to Apollo Capital. This note became convertible at 35% of the lowest traded price utilizing a 30-day look-back period. The determined fair value of the debt derivatives of $81,216 was charged as a loss on debt modification for nine months ended September 30, 2016. The note was fully $35,000 converted into 158,196,306 shares during the nine months ended September 30, 2016. The remaining balance for the nine months ended September 30, 2016 is $0.

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

The charge of the amortization of debt discounts and costs for the three months ended September 30, 2016 and 2015 was $12,150 and $0, accounted for as interest expense. The charge of the amortization of debt discounts and costs for the nine months ended September 30, 2016 and 2015 was $35,500 and $0, accounted for as interest expense. The remaining balance for the nine months ended September 30, 2016 is $0.

On March 17 2016, the Company issued to Apollo Capital Group, LLC (“Apollo Capital”) a Convertible Promissory Note (the “Note”) in the original principal amount of $50,000 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded. As of September 30, 2016 the Company received $55,000 of the convertible note. The Company sold the Note to Apollo Capital for $50,000 with $5,000 retained by Apollo Capital as an original issuance discount for due diligence and legal expenses related to the transaction. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Apollo Capital’s option, at any time beginning 180 days after the date of issuance at a 60% discount of by the lowest trading price for the Company’s common stock during the 30 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is September 17, 2016 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

At the inception of the Apollo Capital note, the Company determined the aggregate fair value of $187,519 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 176.67%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.00032 per share. The determined fair value of the debt derivatives of $55,000 was charged as a debt discount up to the net proceeds of the note with the remainder of $132,519 charged to current period operations as non-cash interest expense. The charge of the amortization of debt discounts and costs for the for the three months ended September 30, 2016 and 2015 was $25,370 and $0 and for the nine months ended September 30, 2016 and 2015 was $55,000 and $0, accounted for as interest expense. The remaining balance for the nine months ended September 30, 2016 is $0.

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

On April 5, 2016 Iliad Research and Trading, L.P. (“Iliad”) made a demand on the Company to issue 64,660,484 shares of the Company’s common stock (the “Delivery Shares”) issuable upon exercise of warrants issued to Iliad on December 2, 2013 (the “Iliad Warrant”) and for damages due to Company’s failure to deliver the Delivery Shares to Iliad pursuant to the terms of the Warrant, late fees in the amount of $2,000.00 per trading day (the greater of $2,000.00 and 2% of the product of the number of Delivery Shares not delivered to Investor (64,660,484) multiplied by the closing sales price of the Common Stock on the last trading day the Company could have delivered the Delivery Shares to Iliad without breaching the terms of the Warrant (which closing sale price was $0.0011 according to Iliad’s demand) have been accruing since April 1, 2016 (the “Late Fees”). For the nine months ended September 30, 2016, the Company accrued $360,000 in penalties. The Company has been notified by Apollo that Apollo Capital Corp. believes that it acquired the Warrants when it acquired the Note on December 18, 2015 as discussed in Note 12 despite Iliad’s demand for issuance of the Delivery Shares. The Company has elected to withhold issuance of the Delivery Shares until the dispute between Iliad and Apollo regarding ownership of the Warrants and the rights to the Delivery Shares has been resolved. The Company is, however, subject to possible late fees and damages as a result of its failure to issue the Delivery Shares to Iliad in the event Iliad is deemed the owner of the Warrant.

On October 11, 2016, the Company entered into a forbearance agreement effective on August 24, 2016. The Company has failed “to keep in reserve the number of shares of its common stock sufficient to meet the Company’s obligation to Apollo” as required by the note which constituted an Event of Default. As a result of the default the interest rate on the outstanding balance increased to 22% per annum and $2,000 per day penalty began to accrue. The aggregate amount of penalty from August 24, 2016 to September 30, 2016 is $75,000.

In additions to above penalty, during the nine months ended September 30, 2016, the Company accrued $24,000 as penalty for being not filing on time and having a yield sign up and adjusted the principal loan balance accordingly.

On August 19, 2016, Old Main Capital, LLC and Apollo Capital Corp. executed a note purchase and assignment agreement. Under the agreement Old Main Capital, LLC will purchase up to $352,942 of debt from Apollo Capital Corp. The sale of the balance will take place in one more closings with the first closing in tranches of $58,824. Each additional tranche can be purchased as frequently as the buyer desires. The Company issued replacement Convertible Promissory Note (the “Note”) in the original principal amount of $352,942 (the “Purchase Price”) which Note bears interest at 12% per annum, (with the initial 6 months of interest being guaranteed upon the Issue Date) and is compounded daily. Each tranche the Company sold the Note to Old Main Capital for $50,000 with $8,824 retained by Old Main Capital as an original issuance discount (“OID”) for due diligence and legal expenses related to the transaction. During the nine months ended September 30, 2016, the Apollo Capital Corp. assigned $88,236 to Old Main Capital, LLC.

On May 12, 2016, the Company converted $2,000 of principal into 8,163,265 shares of common stock. The determined fair value of the debt derivatives of $6,163 was reclassified into equity during the period ended September 30, 2016. As of September 30, 2016, the outstanding loan balance on this including forbearance liability was $304,995.

During the three months ended September 30, 2016, the Company converted $23,827 of principal and $49,950 of interest into 427,474,446 shares of common stock. The determined fair value of the debt derivatives of $210,012 was reclassified into equity during the period ended September 30, 2016.

Apollo Capital Corp- Convertible loan summary:

The charge of the amortization of debt discounts and costs for the three months ended September 30, 2016 and 2015 was $0 and $27,362, respectively, and was accounted for as interest expense.

The charge of the amortization of debt discounts and costs for the nine months ended September 30, 2016 and 2015 was $105,085 and $0, respectively, and was accounted for as interest expense.

For the nine months ended September 30, 2016, the Company converted $410,515 of principal into 466,777,189 shares of common stock, the related derivative liability of notes.

As of September 30, 2016 and December 31, 2015 the remaining balance due to Apollo Capital Corp is $512,348 and $0, respectively.

7. GE Park, LLC

On January 10, 2016, the terms a GE Park demand note totaling $50,000 and $4,000 of accrued interest was modified into convertible note (See Note 10). This note became convertible at 70% of the lowest traded price utilizing a 10-day look-back period. The determined fair value of the debt derivatives of $53,398 was charged as a loss on debt modification for the nine months ended September 30, 2016. The note was fully converted into 77,142,856 shares valued at $54,000 during the nine months ended September 30, 2016. The remaining balance for the nine months ended September 30, 2016 is $0.

8. Apollo Management Group, LLC

On July 25, 2016, the Company issued to Apollo Capital Group, LLC (“Apollo Capital”) a Convertible Promissory Note (the “Note”) in the original principal amount of $275,000 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded daily. The Company sold the Note to Apollo Capital for $250,000 with $25,000 retained by Apollo Capital as an original issuance discount for due diligence and legal expenses related to the transaction. . During the nine months ended September 30, 2016, the Company received $205,150. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Apollo Capital’s option, at any time beginning 180 days after the date of issuance at a 50% discount of by the lowest trading price for the Company’s common stock during the 20 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is January 25, 2017 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. During the nine months ended the Company received $205,150 under the terms of the note.

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

At the inception of the Apollo Capital note, the Company determined the aggregate fair value of $367,633 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 197.02%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.00035 per share. The determined fair value of the debt derivatives of $205,150 was charged as a debt discount up to the net proceeds of the note with the remainder of $162,483 charged to current period operations as non-cash interest expense. The charge of the amortization of debt discounts and costs for the for the three months ended September 30, 2016 and 2015 was $46,561 and $0 and for the nine months ended September 30, 2016 and 2015 was $69,047 and $0, accounted for as interest expense. The remaining balance for the nine months ended September 30, 2016 is $205,150.

On June 17, 2016, the Company issued to Apollo Management Group, LLC (“Apollo Capital”) a Convertible Promissory Note (the “Note”) in the original principal amount of $100,000 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded daily. During the nine months ended September 30, 2016, the Company received $110,000. The Company sold the Note to Apollo Capital for $100,000 with $10,000 retained by Apollo Management Group as an original issuance discount for due diligence and legal expenses related to the transaction. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Apollo Capital’s option, at any time beginning 180 days after the date of issuance at a 50% discount of by the lowest trading price for the Company’s common stock during the 20 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is December 17, 2016 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

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

At the inception of the Apollo Capital note, the Company determined the aggregate fair value of $93,206 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 197.02%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.00035 per share. The determined fair value of the debt derivatives of $110,500 was charged as a debt discount up to the net proceeds of the note with the remainder of $32,706 charged to current period operations as non-cash interest expense. The charge of the amortization of debt discounts and costs for the for the three months ended September 30, 2016 and 2015 was $56,269 and $0 and for the nine months ended September 30, 2016 and 2015 was $57,886 and $0, accounted for as interest expense. The remaining balance for the nine months ended September 30, 2016 is $110,000.

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

At the inception of the Apollo Capital note, the Company determined the aggregate fair value of $400,567 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 197.02%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.00035 per share. The determined fair value of the debt derivatives of $220,000 was charged as a debt discount up to the net proceeds of the note with the remainder of $180,567 charged to current period operations as non-cash interest expense. The charge of the amortization of debt discounts and costs for the for the three months ended September 30, 2016 and 2015 was $127,410 and $0 and for the nine months ended September 30, 2016 and 2015 was $196,457 and $0, accounted for as interest expense. The remaining balance for the nine months ended September 30, 2016 is $220,000.

9. Old Main Capital, LLC

On August 10, 2016, the Company issued to Old Main Capital, LLC (“Old Main Capital”) a Convertible Promissory Note (the “Note”) in the original principal amount of $222,222 (the “Purchase Price”) which Note bears interest at 8% per annum, (with the initial 6 months of interest being guaranteed upon the Issue Date) and is compounded daily. The Company sold the Note to Old Main Capital for $200,000 with $22,222 retained by Old Main Capital as an original issuance discount (“OID”) for due diligence and legal expenses related to the transaction. Old Main Capital will issue $50,000.00 of the Note (the “First Tranche”) within a reasonable amount of time of the full execution of the Note and related transactional documents. At the closing of the First Tranche, the outstanding principal amount under the Note will be $55,555.50, consisting of the First Tranche and $5,555.50 of the OID. Unless an event of default under the Note occurs, Old Main Capital shall fund the remainder of the $200,000 as follows: (i) $25,000.00 on the Friday of the third week following the funding of the First Tranche, (ii) $25,000.00 on the Friday of the sixth week following the funding of the First Tranche, (iii) $50,000.00 on the Friday of the tenth week following the funding of the First Tranche, (iv) $25,000.00 on the Friday of the twelfth week following the funding of the First Tranche, and (v) $25,000.00 on the Friday of the fifteenth week following the funding of the First Tranche. . During the nine months ended September 30, 2016, the Company received $83,334. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Old Main Capital’s option, at any time beginning 180 days after the date of issuance at a 65% discount of by the lowest trading price for the Company’s common stock during the 30 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is February 10, 2017 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

At the inception of the Old Main Capital note, the Company determined the aggregate fair value of $176,377 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 206.98%, (3) weighted average risk-free interest rate of 0.47%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.00033 per share. The determined fair value of the debt derivatives of $83,334 was charged as a debt discount up to the net proceeds of the note with the remainder of $93,043 charged to current period operations as non-cash interest expense. The charge of the amortization of debt discounts and costs for the for the three months ended September 30, 2016 and 2015 was $23,239 and $0 and for the nine months ended September 30, 2016 and 2015 was $23,239 and $0, accounted for as interest expense. The remaining balance for the nine months ended September 30, 2016 is $83,334.

On August 19, 2016, Old Main Capital, LLC and Apollo Management Group, Inc. executed a note purchase and assignment agreement. Under the agreement Old Main Capital, LLC will purchase up to $352,942 of debt from Apollo Management Group, Inc. The sale of the balance will take place in one more closings with the first closing in tranches of $58,824. Each additional tranche can be purchased as frequently as the buyer desires. The Company issued replacement Convertible Promissory Note (the “Note”) in the original principal amount of $352,942 (the “Purchase Price”) which Note bears interest at 12% per annum, (with the initial 6 months of interest being guaranteed upon the Issue Date) and is compounded daily. Each tranche the Company sold the Note to Old Main Capital for $50,000 with $8,824 retained by Old Main Capital as an original issuance discount (“OID”) for due diligence and legal expenses related to the transaction. , During the nine months ended September 30, 2016, the Company received $88,236. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Old Main Capital’s option, at any time after the date of issuance at a 65% discount of by the lowest trading price for the Company’s common stock during the 30 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which six month from closing each of each tranche (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

For the nine months ended September 30, 2016, the Company converted $20,000 of principal into 178,571,429 shares of common stock, the related derivative liability of notes. The determined fair value of the debt derivatives of $68,095 was reclassified into equity during the period ended September 30, 2016. The remaining balance for the nine months ended September 30, 2016 is $68,236.

10. Barry Brookstein – related party

On September 30, 2016, the Company issued to Barry Brookstein (“Barry Brookstein”) a Convertible Promissory Note (the “Note”) in the original principal amount of $155,000 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded daily. The note was issued in exchange for unpaid salary owed to Barry Brookstein as of September 30, 2016 for services rendered. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Barry Brookstein’s option, at any time beginning 180 days after the date of issuance at a 50% discount of by the lowest trading price for the Company’s common stock during the 20 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is September 30, 2017 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

The principal balance of the Note may be prepaid at any time after 10 days’ prior written notice by the Company to Barry Brookstein by paying Barry Brookstein an amount equal to the Prepayment Percentage (as hereinafter defined) multiplied by the sum of the principal amount due, accrued interest and any other amounts due under the Note. The Prepayment Percentage is (i) 125% during the period beginning on the date the Note is issued and ending 180 days thereafter. After the expiration of the 180 days after the date the Note issued, the Company has no right of prepayment.

On September 30, 2016, the Company issued to Barry Brookstein (“Barry Brookstein”) a Convertible Promissory Note (the “Note”) in the original principal amount of $42,958 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded daily. The note was issued in exchange for expenses paid personally by Barry Brookstein on the Company’s behalf. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Barry Brookstein’s option, at any time beginning 180 days after the date of issuance at a 50% discount of by the lowest trading price for the Company’s common stock during the 20 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is September 30, 2017 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

The principal balance of the Note may be prepaid at any time after 10 days’ prior written notice by the Company to Barry Brookstein by paying Barry Brookstein an amount equal to the Prepayment Percentage (as hereinafter defined) multiplied by the sum of the principal amount due, accrued interest and any other amounts due under the Note. The Prepayment Percentage is (i) 125% during the period beginning on the date the Note is issued and ending 180 days thereafter. After the expiration of the 180 days after the date the Note issued, the Company has no right of prepayment.

At the inception of the Barry Brookstein notes, the Company determined the aggregate fair value of $444,339 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 218,79%, (3) weighted average risk-free interest rate of 0.47%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.00033 per share. The Company recorded a loss on debt medication of $444,339 during the nine months ended September 30, 2016.

13. Derivative Liabilities

As described in Note 12, as of September 30, 2016 and December 31, 2015, the Company issued convertible notes which are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

The following table represents the Company’s debt derivative liability activity for the nine months ended September 30, 2016:

Balance December 31, 2015	$2,310,067
Initial measurement at issuance date of the notes	1,400,119
Loss on debt modification	134,614
Loss on debt modification- related party	444,339
Reclassification of derivative liability associated with convertible debt	(777,878)
Change in derivative liability during the nine months ended September 30, 2016	(86,422)
Balance September 30, 2016	$3,424,839

At inception, the fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 2%, (3) weighted average risk-free interest rate of 0.03% to 0.13%, (4) expected life of 0.25 to 1.09 years, and (5) estimated fair value of the Company’s common stock of $0.0139 per share.

At September 30, 2016, the fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 218.79% (3) weighted average risk-free interest rate of 0.234% to 0.36%, (4) expected life of 0.15 to 0.47 years, and (5) estimated fair value of the Company’s common stock of $0.00052 to $0.0012241 per share.

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

At September 30, 2016, the fair value of the warrant liability of $1,185,478 was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 198.225%, (3) weighted average risk-free interest rate of 0.71%, (4) expected life of 2.43 years, and (5) estimated fair value of the Company’s common stock of $0.00117 per share.

The following table represents the Company’s warrant derivative liability activity for the nine months ended September 30, 2016

Balance December 31, 2015	$1,616,758
Change in derivative liability during the nine months ended September 30, 2016	(740,887)
Balance September 30, 2016	$875,871

14. Commitments and Contingencies

A. Marketing Agreements

On January 30, 2013, Seaniemac entered into a three year White Label Services Agreement with Boylesports (“initial term”) with the option to renew for further periods of 12 months after the initial term. This agreement expired on January 30, 2016. Boylesports will receive a portion of the gross gaming revenue (GGR) generated from the seanimac.com website. GGR is gross turnover, minus gross win, leaving gross gaming yield and subtracting from that amount tax and any payments to software providers. Seaniemac is entitled to 70% of GGR up to 50,000 Euros, 75% of GGR from 50,000 Euros to 250,000 Euros, 80% of GGR from 250,000 Euros to 1,000,000 Euros, and 85% of GGR in excess of 1,000,000 Euros. Minimum guaranteed payments to Boylesports during the first year of the agreement of 7,500 Euros during months four through nine, 10,000 Euros during months seven through twelve and 15,000 Euros in years two and three. There were no minimum guaranteed payments during the first three months of the contract. As of September 30, 2016 and December 31, 2015, accrued fees to Boylesports totaled $273,893 and $163,532, of which $109,557 and $111,692 was commission due pursuant to the terms of the White Label Services Agreement with Boylesports and $82,168 was primarily attributable to customer service and processing fees.

B. Consulting and Employment and Material Agreements

The Company have informal arrangement in respect to the receiving services from four parties approximately $25,000 per month was expensed as consulting expenses.

The Company have informal arrangement in respect to the receiving services from three employees approximately $17,200 per month was expensed as payroll expenses

On April 7, 2016, the Company entered into a nine months consulting agreement, effective from June 1, 2016. The fee is $50,000 per month for the first 90days and reduced to $6,500 per month for the next 90 days. During the nine months ended September 30, 2016 the Company paid $100,000 in fees and the same was recorded as “Advertising expenses”. As of September 30, 2016, the agreement was terminated and no additional payments will be made.

On July 14, 2016, the Company entered into an agreement with Optima Information Services, S.L (“OIS”). OIS is the proprietor and/or license of software and is a supplier of software and information technology services. The Company was granted world-wide, non –exclusive, non-transferrable license to use the software in the betting and gaming business. The costs of platform setup and customization of platform is a onetime fee is $271,703 (GBP 195,000) and full support and maintenance monthly fee is $30,514 (GBP 21,900) per month. As of September 30, 2016 the Company paid $62,701 (GBP 45,000) in platform set up cost and the balance to be pay in 12 installments of $17,417 (GBP 12,500). The Company expensed full $271,703 as a direct costs during the nine months ended September 30, 2016.

On July 14, 2016, the Company entered into an agreement with SportsBetting and Gaming Services Malta, LTD (“SGS”). Under the agreement the Company will be using the technology which is licensed to SGS for sports betting and gaming. The agreement will remain in effect for twelve months, however, the agreement can be terminated due to non-payment. There is no upfront costs under the agreement. The SGS will pay the Company a commission comprised of a share of 100% of Net Gaming Revenue less 3% commission with a cap of (EU 6,000) and a minimum of (EU 1,800). Net Gaming Revenue is all revenues received by the business on sports betting and gaming after deducting:

●	Sums paid out to players as winnings

●	Betting and gaming ta and duties

●	Transaction charges to banks and payment processors
●	Cost of bonuses, promotions and commissions paid to players as a promotion or marketing activity

●	Commission paid to a third party in order to use any software, technology or other products s online or mobile

If negative revenue for the months is a negative figure that amount will be carried over to the future months. Any negative amount is required to be satisfies within days 10 and get gaming revenue minimum fee will EU 1,800 under the term of this contact. As of September 30, 2016, no revenue generation started from this arrangement.

C. Receivable-Related Parties

During the nine months ended September 30, 2016, in order to timely take advantage of business opportunities provided for under Irish laws, the Company processed a number of transactions through bank accounts of a related party. Following the completion of the fiscal year ended December 31, 2014, the Company as established its own banking relationships and no longer processes transactions using bank accounts of a related party. As of September 30, 2016, the Company’s own banking account was not yet established.

As of September 30, 2016 and December 31, 2015, $0 and $4,615 respectively, was recorded as a payable and receivable from a related party, respectively.

Further, currently, no deposit insurance system has been set up to cover the above related party’s accounts. Therefore, the Company will bear a risk if any of these banks become insolvent.

E. Litigation

On August 14, 2014, the Company agreed to the entry of an Order Instituting Cease and Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934 (“Agreed Order”), with the SEC. The agreement with the SEC was subsequently modified on September 17, 2014 and is pending final approval from the SEC. Pursuant to the Agreed Order, the Company acknowledged that it was delinquent in its filing requirements in that it had failed to file its annual report on Form 10-K for the year ended December 31, 2013, its quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and an 8-K filing. Moreover, the Company has agreed to pay civil penalties in the total amount of $50,000 as a result of these delinquent filings. The Company is diligently working towards completing and filing its delinquent reports. The penalty of $50,000 was expensed during the third quarter of 2014. On September 23, 2014, the Company deposited $25,000 in an escrow account with its legal counsel. During 2014, $24,000 of these funds was used to partially pay the civil penalties of $50,000 that are due the Securities and Exchange Commission. During the year ended December 31, 2015, the Company paid $12,000 towards the penalty. The remaining balance due is $14,000. The balance remained the same as of September 30, 2016.

On April 5, 2016 Iliad Research and Trading, L.P. (“Iliad”) made a demand on the Company to issue 64,660,484 shares of the Company’s common stock (the “Delivery Shares”) issuable upon exercise of warrants issued to Iliad on December 2, 2013 (the “Iliad Warrant”) and for damages due to Company’s failure to deliver the Delivery Shares to Iliad pursuant to the terms of the Warrant, late fees in the amount of $2,000.00 per trading day (the greater of $2,000.00 and 2% of the product of the number of Delivery Shares not delivered to Investor (64,660,484) multiplied by the closing sales price of the Common Stock on the last trading day the Company could have delivered the Delivery Shares to Iliad without breaching the terms of the Warrant (which closing sale price was $0.0011 according to Iliad’s demand) have been accruing since April 1, 2016 (the “Late Fees”). For the nine months ended September 30, 2016 the Company accrued $360,000 in penalties. The Company has been notified by Apollo that Apollo Capital Corp. believes that it acquired the Warrants when it acquired the Note on December 18, 2015 as discussed in Note 12 despite Iliad’s demand for issuance of the Delivery Shares. The Company has elected to withhold issuance of the Delivery Shares until the dispute between Iliad and Apollo regarding ownership of the Warrants and the rights to the Delivery Shares has been resolved. The Company is, however, subject to possible late fees and damages as a result of its failure to issue the Delivery Shares to Iliad in the event Iliad is deemed the owner of the Warrant.

On November 1, 2016, the Company entered into a settlement agreement and release of claims with Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. (“Rotenberg”). Under the Settlement Agreement to Company agreed to settle the debt of $73,045 for $60,000 paid in twenty-four monthly installments of $2,500 each with the first payment due on November 15, 2016. As of September 30, 2016 the Company had the entire liability due Rotenberg recorded in accounts payable.

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

Issuance of Preferred Stock

There were no issuances, conversions or redemptions of Preferred Stock during the nine months ended September 30, 2016.

B. Common Stock.

On October 6 2016, the Company with the consent of the Majority Shareholder and Unanimous Written Consent of the Board of Directors filed with the Securities and Exchange Commission a Schedule 14C and with the State of Nevada an Amended Certificate of Incorporation increasing the authorized shares of common stock by 2,000,000,000 shares of common stock from 2,000,000,000 million shares of common stock to 4,000,000,000 shares of common stock.

We have 4,000,000,000 shares of common stock, par value $.001 per share, authorized. At September 30, 2016 and December 31, 2015 there were 1,963,227,058 and 673,842,729 shares issued and outstanding, respectively.

Common Stock Issuances

During the nine months ended September 30, 2016, the Company converted debt and accrued interest totaling $1,123,309 into 1,274,384,329 shares of common stock and their related derivative liability amounted to $777,878 reclassified into additional paid in capital.

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

Common Stock Issuable

On July 29 2016, the Company entered into a one year Consulting and Representation Agreement with Corporate Adds, LLC in exchange for 25,000,000 shares of the Company common stock and $25,000 cash payment. The 25,000,000 shares were recorded as common stock issuable for the nine months ended September 30, 2016.

On January 10, 2016, the Company entered into a one year Consulting and Representation Agreement with 626 Vanderbilt, LLC in exchange for 60,000,000 shares of the Company common stock. The shares were valued at $54,000 based upon the closing price of the Company’s stock on January 10, 2016 of $0.0009 per share and is being amortized over the one-year term. The total amount of $28,553 was included in prepaid consulting services. Amortization of $25,447 and $0 was recorded for the nine months ended September 30, 2016 and 2015. The 60,000,000 shares were recorded as common stock issuable for the nine months ended September 30, 2016.

On July 21, 2016, the Company issued to Chris Gingold a Promissory Note (the “Note”) in the original principal amount of $30,000 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded daily. For the nine months ended September 30, 2016 and 2015, based on the interest rate of $12% per annum and the issuance of 10,000,000 shares of common stock valued at $9,000 based on upon the closing price of the Company’s stock on July 21, 2016 of $0.0009 per share. In addition since the note is more than 30 days in default, the Company will issue 10,000,000 shares of common stock valued at $5,000 based upon the closing price of the Company’s stock on September 21, 2016 of $0.0005 per share. The 20,000,000 shares were recorded as common stock issuable for the nine months ended September 30, 2016.

For the nine months ended September 30, 2016, the company approved the issuance to two officers each of 12,000,000 shares of common stock valued at $4,800 each based on upon the closing price of the Company’s stock on September 30, 2016 of $0.0004 per share for services rendered in relation to Apollo acquisition. The 24,000,000 shares were recorded as common stock issuable for the nine months ended September 30, 2016.

16. Warrants and Options

At September 30, 2016 and December 31, 2015, there are no outstanding stock option awards.

The following is a summary of warrant activity during the period from December 31, 2015 to September 30, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2015	2,132,426	$0.012	2.9
Granted	-	-
Exercised	-	-
Cancelled Forfeited	-	-
Balance, September 30, 2016	2,132,426	$0.012	2.17

For the nine months ended September 30, 2016, the following warrants were outstanding:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.012	2,132,426	2,132,426	2.17	$-

On April 5, 2016 Iliad made a demand on the Company to issue 64,660,484 shares of the Company’s common stock (the “Delivery Shares”) issuable upon exercise of warrants issued to Iliad on December 2, 2013 (the “Iliad Warrant”) and for damages due to Company’s failure to deliver the Delivery Shares to Iliad pursuant to the terms of the Warrant, late fees in the amount of $2,000.00 per trading day (the greater of $2,000.00 and 2% of the product of the number of Delivery Shares not delivered to Investor (64,660,484) multiplied by the closing sales price of the Common Stock on the last trading day the Company could have delivered the Delivery Shares to Iliad without breaching the terms of the Warrant (which closing sale price was $0.0011 according to Iliad’s demand) have been accruing since April 1, 2016 (the “Late Fees”). For the nine months ended September 30, 2016 the Company accrued $360,000 in penalties. The Company has been notified by Apollo that Apollo Capital Corp. believes that it acquired the Warrants when it acquired the Note on December 18, 2015 as discussed in Note 12 above despite Iliad’s demand for issuance of the Delivery Shares. The Company has elected to withhold issuance of the Delivery Shares until the dispute between Iliad and Apollo regarding ownership of the Warrants and the rights to the Delivery Shares has been resolved. The Company is, however, subject to possible late fees and damages as a result of its failure to issue the Delivery Shares to Iliad in the event Iliad is deemed the owner of the Warrant.

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

18. Subsequent Events

A. Conversions

As of the date of the filing of these financial statements with the SEC on Form 10-Q, the holders of convertible debt issued by the Company in the approximate amount of $62,041 comprised of principal and accrued interest into approximately 501,225,762 shares of the Company’s common stock.

B. Financing

On October 6, 2016, the Company issued to GE Park, LLC (“GE Park”) a Convertible Promissory Note (the “Note”) in the original principal amount of $250,000 (the “Purchase Price”) which Note bears interest at 8% per annum and is compounded daily. The note was issued in exchange for expenses paid on the Company’s behalf by GE Park as of September 30, 2016. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Barry Brookstein’s option, at any time beginning 180 days after the date of issuance at a 65% discount of by the lowest trading price for the Company’s common stock during the 30 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on demand. The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

The principal balance of the Note may be prepaid at any time after 10 days’ prior written notice by the Company to Barry Brookstein by paying Barry Brookstein an amount equal to the Prepayment Percentage (as hereinafter defined) multiplied by the sum of the principal amount due, accrued interest and any other amounts due under the Note. The Prepayment Percentage is 130% multiplied the amount that the Company is prepaying. Notice of prepayment has to be provided two business days prior to prepayment date and prepayment much be received within twelve business days of the repayment notice. GE Park may convert the note in whole or in party at any time during the prepayment period.

On October 19, 2016, the Company issued to Apollo Capital Group, LLC (“Apollo Capital”) a Convertible Promissory Note (the “Note”) in the original principal amount of $220,000 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded daily. The Company sold the Note to Apollo Capital for $200,000 with $20,000 retained by Apollo Capital as an original issuance discount for due diligence and legal expenses related to the transaction. . Subsequent to September 30, 2016, the Company received $104,500. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at Apollo Capital’s option, at any time beginning 180 days after the date of issuance at a 50% discount of by the lowest trading price for the Company’s common stock during the 20 trading day period prior to conversion (the “Conversion Price”). All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which date is April 18, 2017 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

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

On October 19, 2016, the Company issued to GHS Investments, LLC (“GHS Investments”) a Convertible Promissory Note (the “Note”) in the original principal amount of $97,500 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded daily. The Company sold the Note to GHS Investments for $75,000 with $22,500 retained by GHS Investments as an original issuance discount for due diligence and legal expenses related to the transaction. . Subsequent to September 30, 2016, the Company received $75,000. As a further inducement the Company will issue 90,000,000 shares of the Company’s stock on the first business day which is 180 calendar days from the execution of the agreement. The principal amount and accrued interest under the Note is convertible into the Company’s common stock, $0.001 par value (the “Common Stock”), at GHS Investments option, at any time beginning 180 days after the date of issuance at a 40% discount of by the lowest trading price for the Company’s common stock during the 25 trading day period prior to conversion (the “Conversion Price”). If at any time after the execution of this Note, the Company experiences a “DTC Chill,” the Conversion Price Discount shall be increased by five percent (5%). If at any time following the execution of this Note, the Company becomes ineligible to participate in the DTC’s “DWAC” system, the Conversion Price Discount will be increased by five percent (5%). Following any Event of Default, the Conversion Price discount shall be increased by ten percent (10%). All outstanding principal and accrued interest on the Note is due and payable on December 3, 2016 or within 48 business hours from the Company’s receipt of any financing or proceeds over $150,000 (the “Maturity Date”). The conversion price is subject to adjustment in the event the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the conversion price in effect on the date of such issuance. In addition, the Conversion Price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

The principal balance of the Note may be prepaid at any time prior to maturity.

C. Agreements

On October 17, 2016, the Company entered into a one month Advertisement Agreement with Worldwide Strategies, Inc. in exchange for $80,000 cash payment. Payment is due $40,000 upon the execution of the agreement and $40,000 paid over 4 weeks in equal installments

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s Results of Operations

The following comparative analysis on results of operations was based primarily on the condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2016 and 2015. For comparative purposes, we are comparing the three and nine months ended September 30, 2016, to the three and nine months ended September 30, 2015. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes included in this quarterly report.

Comparison of operating results for three months ended September 30, 2016 and the three months ended September, 2015

Revenue

Gross gaming revenues (“GGRs”) during the three months ended September 30, 2016 and 2015 were $7,480 and $10,621 respectively. The decrease in gross gaming revenues for the three months ended September 30, 2016 over the three months ended September 30, 2015 was primarily attributable to losses from online sports betting activities during the period.

Promotional Allowances

Promotional allowances during the three months ended September 30, 2016 totaled $24,300, as compared to promotional allowances of $11,438 for the comparable period in 2015, an increase of $12,862. The increase in promotional allowances reflects the cost of customer’s promotions and bonuses, including free bets.

Operating Expenses

Operating expenses during the three months ended September 30, 2016 totaled $541,737, as compared to operating expenses of $131,449 for the comparable period in 2015, an increase of $410,288. The increase in operating expenses reflects an increase in selling, general and administrative expenses including platform costs of $271,703.

Operating Loss

Our operating loss during the three months ended September 30, 2016 totaled $626,018, as compared to our operating loss of $132,266 for the comparable period in 2015. The increase in operating loss for the three months ended September 30, 2016 over the three months ended September 30, 2015 of $493,752 was attributable to the increases in operating expenses.

Other Income (Expenses)

Other expenses increased by $1,617,081 to $2,230,190 for the three months ended September 30, 2016, from $613,019 for the three months ended September 30, 2015. The increase in other expenses is primarily due to change in fair value of derivative liabilities, partially offset by a loss on debt modification and an increase in interest expense.

Net Income (Loss)

Our net loss for the three months ended September 30, 2016 was $2,856,208, an increase of $2,110,833, compared to a net loss of $745,375 for the three months ended September 30, 2015, due to the reasons noted above.

Comparison of operating results for the nine months ended September 30, 2016 and the nine months ended September 30, 2015

Revenue

GGRs during the nine months ended September 30, 2016 and 2015 were $153,444 and $163,450, respectively. The decrease in gross gaming revenues for the nine months ended September 30, 2016 over the nine months ended September 30, 2015 of $10,006 was primarily attributable to losses from online sports betting activities during the period.

Promotional Allowances

Promotional allowances during the nine months ended September 30, 2016 totaled $213,168, as compared to promotional allowances of $120,159 for the comparable period in 2015, an increase of $93,009. The increase in promotional allowances reflects the cost of customer promotions and bonuses, including free bets, used to generate revenues.

Operating Expenses

Operating expenses during the nine months ended September 30, 2016 totaled $1,419,784, as compared to operating expenses of $548,106 for the comparable period in 2015, an increase of $871,678. The increase in operating expenses reflects an increase in selling, general and administrative expenses including platform costs of $271,703.

Operating Loss

Our operating loss during the nine months ended September 30, 2016 totaled $1,664,391, as compared to our operating loss of $504,615 for the comparable period in 2015. The increase in operating loss for the nine months ended September 30, 2016 over the nine months ended September 30, 2015 of $1,159,776 was attributable to the revenue reduction and increases in promotional allowances and operating expenses.

Other Income (Expenses)

Other income (expenses) increased by $(825,116) to $(1,926,061) for the nine months ended September 30, 2016, from $(1,100,945) for the nine months ended September 30, 2015. The increase in other income is primarily due to change in fair value of derivative liabilities, partially offset by a loss on debt modification and an increase in interest expense.

Net Income (Loss)

Our net income (loss) for the nine months ended September 30, 2016 was $3,590,452, a increase of $1,984,892, compared to a net loss of $1,605,560 for the nine months ended September 30, 2015, due to the reasons noted above.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We had current assets at September 30, 2016, including cash of $9,385 and prepaid expenses and other current assets, of $113,646. We had total current liabilities of $11,964,354 and working capital deficiency of $11,850,708, accumulated deficit of $12,307,358 and stockholders’ deficit of $9,565,355 as of September 30, 2016. We are reliant upon shareholder, affiliate and third-party loans to fund operations. We have not realized positive operating cash flow. As a result, our current cash position is not sufficient to fund our anticipated cash requirements over the next 12 months, including operations and capital expenditures.

Net cash used in operating activities during the nine months ended September 30, 2016 was $722,782, primarily relating to our $3,590,452 net loss, increases in operating assets and liabilities, non-cash interest expense, partially offset by change in fair value of derivative liabilities, increase in prepaid expenses and accrued officer’s compensation. In the comparable period of 2015, we had net cash used in operating activities of $154,760.

Net cash used in investing activities increased during the nine months ended September 30, 2016 by $80,000 to $80,000 from $0 for the nine months ended September 30, 2015 due to due to acquisition of Apollo Betting during the period.

Net cash provided by financing activities increased during the nine months ended September 30, 2016 by $756,896 to $815,300 from $58.404 for the nine months ended September 30, 2015. The increase was primarily attributable to proceeds received from issuance of convertible notes approximately $645,286 (net of discount) and from related party approximately $140,014 during the period.

In order to continue to operate our business, we estimate we will require working capital of approximately $500,000 for Website operations, marketing expenses and general and administrative expenses. During the nine months ended September 30, 2016, related parties lent us approximately $140,014 in order to fund our temporary working capital requirements. While related parties may continue to lend us funds for our temporary working capital needs, we have not entered into any agreements with anyone for any future loans. In the event we are unable to borrow funds needed for our business, or we are unable to repay our current obligations when due, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in our inability to operate our website which represents our sole business and would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

Convertible Promissory Notes

Convertible promissory notes as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)

Iliad Note (1):
Secured convertible promissory note - Iliad	$380,000	$380,000
Total	380,000	380,000
Less:
OID of $20,000, net of amortization of $20,000 and $20,000 as of June 30, 2016 December 31, 2015, respectively	-	-

Conversions into 99,520,802 shares of common stock	(100,062)	(100,062)

Principal adjustment per note assignment	40,119	40,119

Assignment to Apollo Capital Corporation	(320,057)	(320,057)

Loan discount of $202,500, net of amortization of $202,500 and $202,500 as of September 30, 2016 and December 31, 2015, respectively	-	-
Secured convertible promissory note - Iliad	$-	$-

Redwood Note (2):
Secured convertible promissory note - Redwood	$75,000	$75,000
Total	75,000	75,000
Less:
Conversion into 44,988,900 shares of common stock	(43,738)	(43,738)
Assignment to Apollo Capital Corporation	(31,262)	(31,262)
	-	-
Total	-	-
Loan discount of $75,000, net of amortization of $75,000 and $75,000 as of September 30, 2016 and December 31, 2015, respectively	-	-
Secured convertible promissory note – Redwood (note in default)	$-	$-

LG Capital Funding, LLC (3):
10% convertible redeemable note - LG Capital	$40,000	$40,000
Principal adjustment per note penalty clause	97,000	-
Total	137,000	40,000
Loan discount of $40,000, net of amortization of $40,000 and $40,000 as of September 30, 2016 and December 31, 2015, respectively	-	-
10% convertible redeemable note - LG Capital	$137,000	$40,000

8% convertible redeemable note - LG Capital	$36,750	$36,750
Total	36,750	36,750
Loan discount of $36,750, net of amortization of $36,750 and $36,750 as of September 30, 2016 and December 31, 2015, respectively	-	-
Conversion into 51,082,166 shares of stock	(36,750)	(36,750)
8% convertible redeemable note - LG Capital	$-	$-

WHC Capital, LLC (4):
10% convertible redeemable note - WHC Capital	$32,000	$32,000
	-	-
Total	32,000	32,000
Loan discount of $32,000, net of amortization of $32,000 and $32,000 as of September 30, 2016 and December 31, 2015, respectively	-	-
Conversion into 37,034,976 shares of stock	(32,000)	(32,000)
10% convertible redeemable note - WHC Capital	$-	$-

Summit Trading Ltd, (5):
10% convertible redeemable note - Summit	$62,589	$62,589
Total	62,589	62,589
Loan discount of $56,804, net of amortization of $56,804 and $56,804 as of September 30, 2016 and December 31, 2015, respectively	-	-
Conversion of demand note into a convertible note	36,530	36,530
Conversion of accounts payable into a convertible note	35,814	35,814
Transfer to Apollo Capital Corp	(62,559)	(62,589)
Conversion into 45,260,256 shares of common stock as of December 31, 2015	(8,500)	(8,500)
10% convertible redeemable note - Summit	$63,844	$63,844

Apollo Capital Corporation (6):
Notes purchased from GE Park, LLC	$291,190	$256,190
Notes purchased from Summit	62,589	62,589
Notes purchased from Redwood	31,262	31,262
Notes purchased from Iliad	320,057	320,057
12% convertible redeemable note - Apollo	35,500	-
12% convertible redeemable note - Apollo	55,000	-
12% convertible redeemable note - Apollo	16,500	8,500
Principal adjustment per note penalty clause	199,000	-
Assignment to Old Main Capital LLC	(88,235)
Loan discount of $107,000 net of amortization of $105,085 and $1,915 as of September 30, 2016 and December 31, 2015, respectively	-	(6,585)
Conversion into 1,052,670,044 and 321,234,184 shares of common stock, respectively, as of September 30, 2016 and December 31, 2015	(410,515)	(209,233)
12% convertible redeemable note - Apollo Capital Corp	$512,348	$462,780

GE Park, LLC (7)
Conversion of demand note into a convertible note	$54,000	$-
Conversion into 77,142,856 and 0 shares of common stock, respectively, as of September 30, 2016 and December 31, 2015	(54,000)	-
4% convertible redeemable note - GE Park, LLC	$-	$-

Apollo Management Group (8)
12% convertible redeemable note - Apollo	220,000	-
12% convertible redeemable note – Apollo	110,000	-
12% convertible redeemable note – Apollo	205,150
Loan discount of $535,150 net of amortization of $300,904 and $0 as of September 30, 2016 and December 31, 2015, respectively	(234,246)	-
12% convertible redeemable note - Apollo Management Group	$300,904	$-

Old Main Capital LLC (9)
Notes purchased from Apollo Capital Corporation	$88,236	$-
12% convertible redeemable note – OMC	83,334	-
Loan discount of $83,334 net of amortization of $23,239 and $0 as of September 30, 2016 and December 31, 2015, respectively	(60,095)	-
Conversion into 178,571,429 and -0- shares of common stock, respectively, as of September 30, 2016 and December 31, 2015	(20,000)	-
12% convertible redeemable note - Old Main Capital LLC	$91,475	$-
Convertible promissory notes, net	$1,105,571	$566,624

Convertible promissory notes related party consists of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)

Brookstein Note (10):
Conversion of accrued compensation into a convertible note	$155,000	$-
Conversion of loan payable into a convertible note	14,768	-
Conversion of due to balance into a convertible note	$28,189	$-
Secured convertible promissory note – related party	$197,957	$-

Notes Payable

Loans payable to related parties consist of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Loan payable - GE Park, LLC (A)	$-	$85,000
Loans payable – Other related parties	-	4,615
Loans payable - Brookstein (B)	933-	15,702
Loans payable - RDRD II Holding, LLC (C), net of $17,534 debt discount	1,107,060	890,177
Total	$1,107,993	$995,494

Due to related parties consist of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Due to related party - GE Park, LLC (D)	$370,195	$426,737
Due to related party – Brookstein B. (D)	-	28,188
Due to related party – Kessler (D)	28,086	19,873
Total	$398,281	$474,798

On September 30, 2016, the Company issued a 12% convertible promissory note in the principal amount of $28,188 for loan payable to Brookstein B. The remaining unpaid salary is $0.

Due to non-related parties consist of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Summit Trading LTD (D)	$127,576	$199,025
Total	$127,576	$199,025

Going Concern

Our condensed consolidated unaudited financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continued losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.

The Company’s primary need for cash during the next 12 months is to fund payments of operating costs. At September 30, 2016, the Company had working capital deficiencies and accumulated deficit of $11,850,708 and $12,307,348, respectively.

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

Related Party Transactions

As of September 30, 2016 and December 31, 2015, $398,281 and $474,798 respectively, was recorded as a payable to a related party.

Accrued Officer’s Compensation. Effective July 1, 2016 the Company increased the officer’s compensation to $5,000 per month and a $5,000 bonus for the Officers’ acceptance of salary in a form of a convertible note in lieu of the cash payment. The Company accrued compensation for Brookstein in the amount of $35,000 during the three months ended September 30, 2016 and 2015 and $15,000 during the nine months ended September 30, 2016 and 2015, the unpaid balance was $155,000 and $120,000 as September 30, 2016 and December 31, 2015, respectively. Effective September 30, 2016, the Company issued a 12% convertible promissory note in the principal amount of $155,000 for unpaid salary. The remaining unpaid salary is $0.

Loans Payable. Loans payable to related parties were an aggregate of $1,107,993 and $995,494 for the period ended September 30, 2016 and December 31, 2015, respectively. See Note 11 to the unaudited condensed consolidated financial statements appearing elsewhere in this report.

Due to related parties. At September 30, 2016 and December 31, 2015, due to related parties totaled $398,221 and $474,798, respectively. See Note 11 to the unaudited condensed consolidated financial statements appearing elsewhere in this report.

Interest Expense - Related Parties. Interest expense to related parties totaled $44,047 and $41,626 for nine months ended September 30, 2016 and 2015 respectively. See Note 11 to the unaudited condensed consolidated financial statements appearing elsewhere in this report.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Critical Accounting Policies

Our condensed consolidated financial statements and related public information are based on the application of U.S. GAAP. Our significant accounting policies are summarized in Note 4 to our consolidated financial statements. While all of these significant accounting policies impact our financial condition and the results of our operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements. Our critical accounting policies are discussed below .

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

	Useful Life	September 30, 2016	December 31, 2015

Goodwill	Indefinite	996,894	-
Customer Lists and Intangible Assets	3 Years	767,445	-
Accumulated amortization		(171,703)	-
Net carrying value		$1,592,636	$-

The company recorded above goodwill and intangible assets related to the acquisition of Apollo Betting and Gaming, LTD. It has been determined that the goodwill has an indefinite useful life and are not subject to amortization. However, the goodwill will be reviewed for impairment annually or more frequently if impairment indicators arise. For the nine months September 30, 2016 no impairment loss has been recorded.

E. Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

We had revenues of $7,480 and $10,621 for the three months ended September 30, 2016 and 2015; respectively. Promotional allowances and direct costs of $24,300 and $11,438 for the three months ended September 30, 2016 and 2015; respectively.

We had revenues of $153,444 and $163,650 for the nine months ended September 30, 2016 and 2015; respectively. Promotional allowances and direct costs of $213,168 and $120,159 for the nine months ended September 30, 2016 and 2015; respectively.

The Company recognized Gross gaming revenue is the gross gaming yield which is the difference between gaming wins and losses and includes promotional betting (“Free Bets”). Free Bets are included in promotional allowances and are deducted from gross gaming revenue to arrive at the net gaming revenue. All other costs are included in selling, general and administrative expenses.

Significant Customers

During the three months ended September 30, 2016, the Company had two customers which accounted for more than 10% of the Company’s revenues (29% and 10%).

During the three months ended September 30, 2015 the Company had no customer which accounted for more than 10% of the Company’s revenues.

During the nine months ended September 30, 2016, the Company had two customers which accounted for more than 10% of the Company’s revenues (15% and 11%).

During the nine months ended September 30, 2015 the Company had no customers which accounted for more than 10% of the Company’s revenues).

Significant Vendors

During the three months ending September 30, 2016, the Company had two vendors which accounted for more than 10% of the Company’s cost of revenue (77% and 22%).

During the nine months ending September 30, 2016, the Company had two vendors which accounted for more than 10% of the Company’s cost of revenue (44% and 29%).

During the three months ending September 30, 2015, the Company had two vendors which accounted for more than 10% of the Company’s cost of revenue (31%).

During the nine months ending September 30, 2015, the Company had one vendor which accounted for more than 10% of the Company’s cost of revenue (14%).

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

Debt Derivative Liability:

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Debt derivative liability – September 30, 2016	$3,424,839	$—	$—	$3,424,839
Debt derivative liability – December 31, 2015	$2,310,067	$—	$—	$2,310,067

The following table represents the Company’s derivative liability activity for the nine months ended September 30, 2016:

Balance December 31, 2015	$2,310,067
Initial measurement at issuance date of the notes	1,400,119
Loss on debt modification	134,614
Loss on debt modification- related party	444,339
Reclassification of derivative liability associated with convertible debt	(777,878)
Change in derivative liability during the nine months ended September 30, 2016	(86,422)
Balance September 30, 2016	$3,424,839

Warrant derivative liability:

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Warrant derivative liability – September 30, 2016	$875,871	$—	$—	$875,871
Warrant derivative liability – December 31, 2015	$1,616,758	$—	$—	$1,616,758

The following table represents the Company’s warrant derivative liability activity for the nine months ended September 30, 2016

Balance December 31, 2015	$1,616,758
Change in derivative liability during the nine months ended September 30, 2016	(740,887)
Balance September 30, 2016	$875,871

I. Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. The Company currently has no cash equivalents which would consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased.

J. Allowance for Doubtful Accounts

The Company reserves for receivables that may not be collected. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. During the nine months ended September 30, 2016 and 2015, the Company did not record any accounts receivable and no associated allowance was recorded.

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

The computation of basic and diluted loss per share for the nine months ended September 30, 2016 and 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2016	September 30, 2015

Stock Warrants (Exercise price - $0.000175-0.0042/share)	2,307,692,571	1,488,822,973
Convertible Debt (Exercise price - $0.000105 - $0.00030share)	11,651,270,250	1,090,438,356
Preferred Series – A (Exercise price – 1 Preferred shares is convertible into 100 Common Stock	229,375,000	229,375,000
Preferred Series – B (Exercise price – 1 Preferred shares is convertible into 100 Common Stock	125,000,000	125,000,000
Preferred Series – C (Exercise price – 1 Preferred shares is convertible into 100 Common Stock	182,856,900	182,856,900
Preferred Series – D (Exercise price – 1 Preferred shares is convertible into 1000 Common Stock	100,000,000	100,000,000
Total	14,596,194,722	3,116,493,229

The Company’s obligations to issue shares upon conversion of its outstanding convertible notes, the exercise of stock options and warrants and conversion of its preferred stock (the “Convertible Instruments”) at current market prices for its common stock exceeds the 12,559,421,780 authorized but unissued shares of Common Stock as of the date of this report (the “Potentially Issuable Shares”). While it is uncertain whether the Company would receive requests to issue all of the Potentially Issuable Shares and the number of such shares fluctuates based on the market price of the Company’s common stock, the Company may increase the number of its authorized shares of common stock or effectuate a recapitalization, or a combination of both, in order to make available additional shares of its Common Stock for the Potentially Issuable Shares. Such action would require shareholder approval. Until such time as the Company has a sufficient number of shares of its Common Stock for available for issuance to cover the Potentially Issuable Shares, the Company could be subject to penalties and damages to the holders of the Convertible Instruments in the event it does not deliver the Potentially Issuable Shares upon request by a holder of the Convertible Instruments. Furthermore, the lack of available shares of common stock may be deemed a default under one or more of the Convertible Instruments.

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

As of September 30, 2016, the Company has already recorded a charge for the derivative liability resulting from the debt and warrants of $4,300,710. Accordingly, the insufficient of authorized capital had no additional impact on the Company’s financial statements.

M. Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016 and December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying	Fair Value Measurements Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
Convertible notes (net of discount) –September 30, 2016	$1,105,571	$-	$-	$1,105,571
Convertible notes (net of discount) -
September 30, 2016 – related party	$197,957	$-	$–	$197,957
Convertible notes (net of discount) – December 31, 2015	$566,624	$-	$-	$566,624
Intangible Assets – September 30, 2016	$595,741	$-	$595,741	$-

The following table provides a summary of the changes in fair value of the Company’s Convertible Promissory Notes, which are both Level 3 liabilities as of September 30, 2016:

Balance at December 31, 2015	$566,624
Issuance of notes	716,984
Unamortized debt discount	(716,984)
Principal adjustment – per note assignment and penalty	296,000
Accounts payable and short term demand notes payable reclassified into convertible notes	85,000
Amortized debt discount	478,882
Conversion of notes	(320,935)
Balance at September 30, 2016	$1,105,571

The following table provides a summary of the changes in fair value of the Company’s Convertible Promissory Notes – related parties, which are both Level 3 liabilities as of September 30, 2016:

Balance at December 31, 2015	$-
Accounts payable and short term demand notes payable reclassified into convertible notes	197,957
Balance at September 30, 2016	$197,957

The Company determined the value of its convertible notes using a market interest rate and the value of the warrants and beneficial conversion feature issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the nine months ended September 30, 2016 and year ended December 31, 2015.

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

The Company has adopted the provisions of FASB ASC 740. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2016 and December 31, 2015, the Company had no material uncertain recognized tax positions.

The Company’s policy for recording interest and penalties is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of September 30, 2016 and December 31, 2015. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Q. Recently Issued Accounting Pronouncements

ASU. 2016-16

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted.

ASU.2016-15

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-15 on its Consolidated Financial Statements.

ASU.2016-13

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Statements,” which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019 (fiscal year 2021 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-13 on its Consolidated Financial Statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, who is also our Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

Management identified a material weakness in its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2016. We did not maintain an adequate number of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, including the performance of internal audit functions and segregation of duties. In addition, management determined that the lack of an audit committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On August 14, 2014, the Company agreed to the entry of an Order Instituting Cease and Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934 (“Agreed Order”), with the SEC. The agreement with the SEC was subsequently modified on September 17, 2014 and is pending final approval from the SEC. Pursuant to the Agreed Order, the Company acknowledged that it was delinquent in its filing requirements in that it had failed to file its annual report on Form 10-K for the year ended December 31, 2013, its quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and a current report on Form 8-K. Moreover, the Company has agreed to pay civil penalties in the total amount of $50,000 as a result of these delinquent filings. The Company is diligently working toward completing and filing its delinquent reports. The penalty of $50,000 was expensed during the third quarter of 2014. On September 23, 2014, the Company deposited $25,000 in an escrow account with its legal counsel. During 2014, $24,000 of these funds was used to partially pay the civil penalties of $50,000 that are due the SEC. During the year ended December 31, 2015, the Company paid $12,000 toward the penalty. The remaining balance due is $14,000. The balance remained the same as of September 30, 2016.

On April 5, 2016 Iliad Research and Trading, L.P. (“Iliad”) made a demand on the Company to issue 64,660,484 shares of the Company’s common stock (the “Delivery Shares”) issuable upon exercise of warrants issued to Iliad on December 2, 2013 (the “Iliad Warrant”) and for damages due to Company’s failure to deliver the Delivery Shares to Iliad pursuant to the terms of the Warrant, late fees in the amount of $2,000.00 per trading day (the greater of $2,000.00 and 2% of the product of the number of Delivery Shares not delivered to Investor (64,660,484) multiplied by the closing sales price of the Common Stock on the last trading day the Company could have delivered the Delivery Shares to Iliad without breaching the terms of the Warrant (which closing sale price was $0.0011 according to Iliad’s demand) have been accruing since April 1, 2016 (the “Late Fees”). For the six months ended June 30, 2016 the Company accrued $360,000 in penalties. The Company has been notified by Apollo that Apollo Capital Corp. believes that it acquired the Warrants when it acquired the Note on December 18, 2015 as discussed in Note 12 to the Company’s financial statements despite Iliad’s demand for issuance of the Delivery Shares. The Company has elected to withhold issuance of the Delivery Shares until the dispute between Iliad and Apollo regarding ownership of the Warrants and the rights to the Delivery Shares has been resolved. The Company is, however, subject to possible late fees and damages as a result of its failure to issue the Delivery Shares to Iliad in the event Iliad is deemed the owner of the Warrant.

On November 1, 2016, the Company entered into a settlement agreement and release of claims with Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. (“Rotenberg”). Under the Settlement Agreement to Company agreed to settle the debt of $73,045 for $60,000 paid in twenty-four monthly installments of $2,500 each with the first payment due on November 15, 2016. As of September 30, 2016 the Company had the entire liability due Rotenberg recorded in accounts payable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2016, the Company converted debt and accrued interest totaling $1,123,309 into 1,274,384,329 shares of common stock and their related derivative liability amounted to $777,878 reclassified into additional paid in capital.

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

On July 29 2016, the Company entered into a one year Consulting and Representation Agreement with Corporate Adds, LLC in exchange for 25,000,000 shares of the Company common stock and $25,000 cash payment. The 25,000,000 shares were recorded as common stock issuable for the nine months ended September 30, 2016.

On January 10, 2016, the Company entered into a one year Consulting and Representation Agreement with 626 Vanderbilt, LLC in exchange for 60,000,000 shares of the Company common stock. The shares were valued at $54,000 based upon the closing price of the Company’s stock on January 10, 2016 of $0.0009 per share and is being amortized over the one-year term. The total amount of $28,553 was included in prepaid consulting services. Amortization of $25,447 and $0 was recorded for the nine months ended September 30, 2016 and 2015. The 60,000,000 shares were recorded as common stock issuable for the nine months ended September 30, 2016.

On July 21, 2016, the Company issued to Chris Gingold a Promissory Note (the “Note”) in the original principal amount of $30,000 (the “Purchase Price”) which Note bears interest at 12% per annum and is compounded daily. For the nine months ended September 30, 2016 and 2015, based on the interest rate of $12% per annum and the issuance of 10,000,000 shares of common stock valued at $9,000 based on upon the closing price of the Company’s stock on July 21, 2016 of $0.0009 per share. In addition since the note is more than 30 days in default, the Company will issue 10,000,000 shares of common stock valued at $5,000 based upon the closing price of the Company’s stock on September 21, 2016 of $0.0005 per share. The 20,000,000 shares were recorded as common stock issuable for the nine months ended September 30, 2016.

For the nine months ended September 30, 2016, the company approved the issuance to two officers each of 12,000,000 shares of common stock valued at $4,800 each based on upon the closing price of the Company’s stock on September 30, 2016 of $0.0004 per share for services rendered in relation to Apollo acquisition. The 24,000,000 shares were recorded as common stock issuable for the nine months ended September 30, 2016.

These shares of our common stock were issued in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 6, 2016, the Company amended its Articles of Incorporation, as amended (effective as of such date), to increase its authorized shares from 2,010,000,000 shares to 4,010,000,000 shares. To effect this increase, the fourth article of the Company’s Articles of Incorporation was amended to provide as follows:

“The total number of shares of all classes of stock which the Corporation shall have authority to issue is FOUR BILLION, TEN MILLION (4,010,000,000) of which (i) FOUR BILLION (4,000,000,000) shares shall be common stock with a par value of $.001 per share (the “Common Stock”) and (ii) TEN MILLION (10,000,000) shares shall be preferred stock with a par value of $.001 per share (the “Serial Preferred Stock”)”.

On October 6, 2016, action was taken by the written consent of the stockholders of the Company, upon the recommendation of the Company’s Board of Directors, to approve the proposal described below. The written consents were solicited pursuant to a consent solicitation statement dated September 19, 2016, which was included as a part of the consent solicitation statement on Schedule 14A filed with the Securities and Exchange Commission on September 19, 2016. The record date for the solicitation of written consents was September 16, 2016 (the “Record Date”). A sufficient number of consents to approve the proposal described below was received on October 6, 2016. As a result, the consent solicitation, and the period during which consents could be revoked, concluded on October 6, 2016.

Proposal: Amendment to the Company’s Articles of Incorporation to increase its authorized capital stock from 2,010,000,000 shares to 4,010,000,000 shares, of which 4,000,000,000 shares will be common stock and 10,000,000 shares will be preferred stock. Through the conclusion of the consent solicitation period on October 6, 2016, consents were received as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
1,797,425,645	-0-	-0-	-0-

Accordingly, the proposal was approved by stockholders representing approximately 51.35% of the total voting power of the Company as of the Record Date. The amendment was filed with the Secretary of State of Nevada on October 6, 2016, and is attached hereto as Exhibit 3.1.

Item 6. Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1*	Certificate of Amendment to Articles of Incorporation
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 18, 2016	Seaniemac International, Ltd.

	By:	/s/ Barry M. Brookstein
Barry M. Brookstein,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

